Form 10-Q
period 2018-03-31
Arsanis, Inc.
filed 2018-05-10
CIK 1501697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-38295

ARSANIS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3181608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
890 Winter Street, Suite 230 Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 819-5704

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2018, the registrant had 14,294,421 shares of common stock, $0.001 par value per share, outstanding.

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. Other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARSANIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$63,999	$76,793
Grant and incentive receivables	1,926	1,608
Restricted cash	51	—
Prepaid expenses and other current assets	2,549	1,129
Total current assets	68,525	79,530
Property and equipment, net	384	421
Restricted cash	312	355
Other assets	—	948
Total assets	$69,221	$81,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,108	$1,893
Accrued expenses	5,141	5,779
Unearned income	730	694
Loans payable, net of discount	2,318	2,314
Total current liabilities	9,297	10,680
Loan payable, net of discount and current portion	9,698	9,922
Unearned income	1,796	1,936
Other long-term liabilities	7	9
Total liabilities	20,798	22,547
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 14,294,421 and 14,294,383 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	15	15
Additional paid-in capital	151,396	150,830
Accumulated other comprehensive income (loss)	(93)	127
Accumulated deficit	(102,895)	(92,265)
Total stockholders' equity	48,423	58,707
Total liabilities and stockholders’ equity	$69,221	$81,254

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ARSANIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$8,133	$4,391
General and administrative	2,817	1,436
Total operating expenses	10,950	5,827
Loss from operations	(10,950)	(5,827)
Other income (expense):
Grant and incentive income	445	700
Interest expense	(267)	(1,019)
Interest income	216	—
Change in fair value of derivative liability	—	762
Other income (expense), net	(74)	(1)
Total other income (expense), net	320	442
Net loss	(10,630)	(5,385)
Accretion of redeemable convertible preferred stock to redemption value	—	(7)
Net loss attributable to common stockholders	$(10,630)	$(5,392)
Net loss per share attributable to common stockholders—basic and diluted	$(0.74)	$(10.49)
Weighted average common shares outstanding—basic and diluted	14,294,421	513,900

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ARSANIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(10,630)	$(5,385)
Other comprehensive loss:
Foreign currency translation gain (loss)	(220)	(82)
Comprehensive loss	$(10,850)	$(5,467)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ARSANIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,630)	$(5,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	566	182
Depreciation and amortization expense	46	48
Non-cash interest expense	200	941
Non-cash rent expense	(7)	(5)
Change in fair value of derivative liability	—	(762)
Changes in operating assets and liabilities:
Grant and incentive receivables	(277)	(535)
Prepaid expenses and other assets	(465)	(1,952)
Accounts payable	(788)	1,339
Accrued expenses	(654)	1,144
Unearned income	(168)	1,474
Net cash used in operating activities	(12,177)	(3,511)
Cash flows from investing activities:
Purchases of property and equipment	—	(17)
Net cash used in investing activities	—	(17)
Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	—	4,935
Repayments of loans payable	(583)	(582)
Payments of issuance costs of convertible promissory notes	—	(17)
Payment of initial public offering costs	(43)	—
Net cash provided by (used in) financing activities	(626)	4,336
Effect of exchange rate changes on cash	17	12
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,786)	820
Cash, cash equivalents and restricted cash at beginning of period	77,148	3,429
Cash, cash equivalents and restricted cash at end of period	$64,362	$4,249
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$19
Derivative liability in connection with issuance of convertible promissory notes	$—	$403
Accretion of redeemable convertible preferred stock to redemption value	$—	$7

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

 ARSANIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business and Basis of Presentation

Arsanis, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on applying monoclonal antibody, or mAb, immunotherapies to address serious infectious diseases. The Company’s deep understanding of the pathogenesis of infection, paired with access to what the Company believes to be some of the most advanced mAb discovery techniques and platforms available today, has positioned the Company to further its goal of building and advancing a pipeline of novel mAbs with multiple mechanisms of action and high potency against their intended targets. The Company’s lead clinical program, ASN100, is aimed at serious Staphylococcus aureus infections and is being evaluated in a Phase 2 clinical trial for the prevention of S. aureus pneumonia in high-risk, mechanically ventilated patients. In addition to ASN100, the Company’s preclinical pipeline is comprised of mAbs targeting multiple serious bacterial and viral pathogens, including respiratory syncytial virus, or RSV.

Arsanis was incorporated under the laws of the State of Delaware and is headquartered in Waltham, Massachusetts, with a wholly-owned subsidiary that is primarily focused on discovery research in Vienna, Austria.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary, Arsanis Biosciences GmbH, after elimination of all significant intercompany accounts and transactions.

Reverse Stock Split

On November 3, 2017, the Company effected a one-for-3.4130 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s redeemable convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. As of March 31, 2018, the Company had an accumulated deficit of $102.9 million. During the three months ended March 31, 2018, the Company incurred a net loss of $10.6 million and used $12.2 million of cash in operations. The Company expects to continue to generate operating losses for the foreseeable future. Based on its current operating plan, the Company expects that its cash and cash equivalents of $64.0 million as of March 31, 2018, will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the issuance date of these condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The condensed balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed financial statements as of March 31, 2018 and for the three months ended March 31, 2018 are unaudited. The accompanying unaudited interim financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 9, 2018. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position as of March 31, 2018 and condensed results of its operations and cash flows for the three months ended March 31, 2018 have been made. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

Foreign Currency and Currency Translation

The functional currency for the Company’s wholly owned foreign subsidiary, Arsanis Biosciences GmbH, is the Euro. Assets and liabilities of Arsanis Biosciences GmbH are translated into United States dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the consolidated statements of operations as incurred.

Cash and Cash Equivalents

All unrestricted highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents.

The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of March 31, 2018 and December 31, 2017, the carrying amount of cash equivalents was $62.6 million and $70.9 million, respectively, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Restricted Cash

In March 2017, the Company received a payment of $1.6 million under a grant agreement with the Bill & Melinda Gates Foundation (the “Gates Foundation”). In April 2017, the Company entered into a letter agreement with the Gates Foundation. In connection with the letter agreement, the Gates Foundation purchased $8.0 million of shares of the Company’s Series D redeemable convertible preferred stock and the Company committed to use the proceeds from the investment by the Gates Foundation solely to advance the development of a specified monoclonal antibody program that involves the monoclonal antibodies ASN-1, ASN-2 and ASN-3 and the Company’s product candidate, ASN100. Such funds received from the Gates Foundation were classified as restricted cash (current) until the Company incurred qualifying expenses under the letter agreement and the restrictions no longer apply. As of March 31, 2018 and December 31, 2017, none of the proceeds from the Gates Foundation for the purchase of shares was classified as restricted cash (current) in the consolidated balance sheet due to restrictions on the use of funds imposed by the agreement.

The Company maintains letters of credit for the benefit of the landlords in connection with the Company’s office leases.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31,		December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$63,999	$2,282	$76,793	$3,035
Restricted cash – current	51	1,595	—	—
Restricted cash – non-current	312	372	355	394
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$64,362	$4,249	$77,148	$3,429

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

The carrying values of cash equivalents, other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s loan and security agreement with Silicon Valley Bank (“SVB”) approximates its fair value because the debt bears interest at a market rate. The carrying value of the loans received under the funding agreements with Österreichische Forschungsförderungsgesellschaft mbH (“FFG”) approximates their fair value because the Company records imputed interest expense based on rates that approximate market rates of interest as of the issuance date of each FFG loan. The carrying value of the Company’s convertible promissory notes approximated their fair value due to the short term of the notes.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facility costs, depreciation, third-party license fees, and external costs of outside vendors engaged to conduct clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2018 and 2017, comprehensive loss included $0.2 million and $0.1 million of foreign currency translation loss adjustments, respectively.

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

Recently Adopted Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). This standard amends ASC 740, Income Taxes (“ASC 740”) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Company will continue to assess the impact that various provisions will have on its business. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted this guidance, effective January 1, 2018, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The Company adopted this guidance, effective January 1, 2018, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The Company adopted the standard retrospectively to all periods presented on the required effective date of January 1, 2018, and its adoption impacted the presentation of restricted cash in the cash flow. See “—Restricted Cash” for a reconciliation of cash and cash equivalents and restricted cash presented in the consolidated balance sheets and consolidated statements of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted this guidance, effective January 1, 2018, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the standard retrospectively to all periods presented on the required effective date of January 1, 2018, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The FASB also issued several amendments and updates to the new revenue standard (collectively, “Topic 606”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted this guidance, effective January 1, 2018, and its adoption had no impact on the Company’s financial position, results of operations or cash flows as the Company does not currently have any revenue-generating arrangements.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain

Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2017-11 will have on its consolidated financial statements.

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

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements
	as of March 31, 2018 Using:
	Level 1	Total
Assets:
Cash equivalents - Money Market Funds	62,598	62,598
	$62,598	$62,598

	Fair Value Measurements
	as of December 31, 2017 Using:
	Level 1	Total
Assets:
Cash equivalents - Money Market Funds	$70,891	$70,891
	$70,891	$70,891

During the three months ended March 31, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Cash Equivalents

The cash equivalents in the table above are composed of money market funds held in a sweep account. The fair value of the cash equivalents was determined based on quoted market prices with no valuation adjustments applied, which represents a Level 1 measurement within the fair value hierarchy.

Valuation of Warrant Liability

The Company’s warrant liability in prior periods was composed of the fair value of warrants to purchase shares of Series A-2 redeemable convertible preferred stock (the “Series A-2 preferred stock”) and Series B redeemable convertible preferred stock (the “Series B preferred stock”) that were issued to the lender in connection with the Company’s 2012 Loan Agreement, as amended (see Note 10). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The Company used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the preferred stock warrants. Estimates and assumptions impacting the fair value measurement in prior periods included the fair value per share of the underlying shares of Series A-2 and Series B preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The Company determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of its preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant. The Company historically has been a private company and lacks company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. The Company estimated a 0% expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future.

Valuation of Derivative Liability

The fair value of the derivative liability recognized in prior periods in connection with the Company’s convertible promissory notes (see Note 9) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using the probability-weighted expected return method (“PWERM”), which considered as inputs the type, timing and probability of occurrence of a change-of-control event, the future equity financing and cash settlement of the convertible promissory notes; the potential amount of the payment under each of these potential settlement scenarios; and the risk-adjusted discount rate reflecting the expected risk profile for each of the potential settlement scenarios.

There was no warrant liability or derivative liability as of March 31, 2018 and December 31, 2017.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid clinical trial costs	$1,839	$257
Prepaid directors' and officers' and other corporate insurance	372	524
Other	338	348
	$2,549	$1,129

5.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Laboratory and office equipment	$1,782	$1,739
Furniture and fixtures	429	419
Leasehold improvements	303	297
Computer equipment and software	194	189
	2,708	2,644
Less: Accumulated depreciation and amortization	(2,324)	(2,223)
	$384	$421

Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $46,000 and $48,000, respectively.

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued clinical trial costs	$2,888	$2,317
Accrued compensation and benefits	1,465	2,454
Accrued professional fees	381	510
Other	407	498
	$5,141	$5,779

7.	Collaboration, License and Funding Arrangements

Adimab Option and License Agreement

In February 2017, the Company entered into an option and license agreement with Adimab, LLC (“Adimab”), a related party (see Note 15) (the “Adimab Option Agreement”). Under the Adimab Option Agreement, Adimab has provided to the Company certain proprietary antibodies against respiratory syncytial virus (“RSV antibodies”) for its evaluation during a specified option period and has granted the Company an exclusive, non-sublicensable license in a specified field under certain Adimab patent rights and know-how during the option period. Under the Adimab Option Agreement, the Company has an exclusive option, exercisable during the option period upon payment of an option fee to Adimab, to require Adimab to assign to the Company all rights in up to a specified number of RSV antibodies selected by the Company and certain patent rights owned by Adimab that cover these antibodies, and to obtain from Adimab a non-exclusive license in a specified field, with the right to grant sublicenses, under certain other patent rights and know-how owned by Adimab.

In February 2017, the Company entered into a grant agreement with the Gates Foundation pursuant to which the Company has no payment obligations under the Adimab Option Agreement with respect to sales of products based on licensed RSV antibodies to the extent they are sold at cost in developing countries. However, if such products are sold in developing countries for an amount that exceeds cost, then the amount of such excess will be subject to certain royalty payment obligations described in the agreement.

During the three months ended March 31, 2018 and 2017, the Company recognized research and development expense of $0.1 million and $13,000, respectively, in connection with the Adimab Option Agreement, which consisted of reimbursement for services performed by Adimab.

Gates Foundation Grant Agreement

In February 2017, the Company entered into a grant agreement with the Gates Foundation, a related party (see Note 15), under which the Gates Foundation agreed to provide the Company up to $9.3 million to conduct preclinical development of monoclonal antibodies for the prevention of RSV infection in newborns (the “RSV project”).

In March 2017, the Company received a payment of $1.6 million from the Gates Foundation under the grant agreement. The payment received from the Gates Foundation under the grant agreement was classified as restricted cash (current) in the consolidated balance sheet due to restrictions on the use of the funds imposed by the agreement. Such funds received from the Gates Foundation were no longer classified as restricted cash once the Company incurred qualifying expenses under the grant agreement and the restrictions no longer applied.

During the three months ended March 31, 2018 and 2017, the Company recognized grant income of $0 and $44,000, respectively, under the grant agreement with the Gates Foundation upon incurring qualifying expenses. As of March 31, 2018 and December 31, 2017, unearned income under the grant agreement with the Gates Foundation was $0.

Funding Agreements with FFG

Between September 2011 and March 2017, the Company entered into a series of funding agreements with FFG that provided for loans and grants to fund between 50% and 70% of qualifying research and development expenditures of the Company’s subsidiary in Austria on a project-by-project basis, as approved by FFG.

FFG Grants

For grants under the funding agreements with FFG, the Company recognized grant income of $0 and $0.1 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company recorded grant receivables from FFG of $0.1 million and $0.1 million, respectively, for qualifying expenses incurred that were reimbursable under the funding agreements. As of March 31, 2018 and December 31, 2017, there were no amounts recorded as unearned income in connection with the FFG grants.

FFG Loans

Loans under the funding agreements with FFG bear interest at rates that are below market rates of interest. The Company accounts for the imputed benefit arising from the difference between a market rate of interest and the rate of interest charged by FFG as additional grant funding from FFG. On the date that FFG loan proceeds are received, the Company recognizes the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income, which is recognized as additional grant income over the term of the funding agreement.

The Company recognized grant income of $0.2 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively, related to the recognition of the unearned income recorded for the imputed benefit of FFG loans at below-market interest rates. Unearned income (current) related to the imputed benefit of FFG loans at below-market interest rates was $0.7 million and $0.7 million as of March 31, 2018 and December 31, 2017, respectively, and unearned income (non-current) related to such benefit was $1.8 million and $1.9 million as of March 31, 2018 and December 31, 2017, respectively.

Research and Development Incentive

The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses incurred by the Company’s subsidiary in Austria. Under the program, the reimbursement rate for qualifying research and development expenses incurred by the Company through its subsidiary in Austria was 12% for the year ended December 31, 2017, and is 14% for the year ended December 31, 2018.

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

The Company recognized incentive income of $0.3 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively, in connection with the Austrian research and development incentive program. As of March 31, 2018 and December 31, 2017, the Company recorded receivables for amounts due under the program of $1.8 million and $1.5 million, respectively, which amounts were included in grant and incentive receivables in the condensed consolidated balance sheet.

8.	Loans Payable

The aggregate principal amount of debt outstanding as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Term loans under 2012 Loan Agreement	$4,083	$4,667
FFG Loans	10,478	10,225
	$14,561	$14,892

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Current liabilities:
Term loans under 2012 Loan Agreement	$2,333	$2,333
FFG loans	—	—
Unamortized debt discount	(15)	(19)
Loans payable, net of discount	2,318	2,314
Non-current liabilities:
Term loans under 2012 Loan Agreement	$1,750	$2,334
FFG loans	10,478	10,225
Unamortized debt discount	(2,530)	(2,637)
Loans payable, net of discount and current portion	9,698	9,922
Total loans payable, net of discount	$12,016	$12,236

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

The First Amendment provided for two additional advances not to exceed, in the aggregate, $3.5 million, with each advance being for a minimum of $0.5 million (collectively the “2016 Term Loan B Advance”), and total borrowings under the 2012 Loan Agreement not to exceed $7.0 million. The Company borrowed the full $7.0 million available in two separate tranches: $3.5 million under the 2016 Term Loan A Advance, which was borrowed on February 29, 2016, and $3.5 million under the 2016 Term Loan B Advance, which was borrowed on August 23, 2016. Following these borrowings in February and August 2016, no additional amounts were available to be borrowed under the 2012 Loan Agreement. Borrowings under the 2016 Term Loan A Advance and 2016 Term Loan B Advance (collectively, the “2016 Term Loan Advance”) bear interest at a rate per annum equal to the greater of 3.25% and The Wall Street Journal prime rate, in each case minus 0.25%; provided, however, that in an event of default, as defined in the 2012 Loan Agreement, the interest rate applicable to borrowings under the First Amendment will be increased by 4.0%. As of March 31, 2018 and December 31, 2017, the interest rate applicable to borrowings under the 2016 Term Loan Advance was 4.50% and 4.25%, respectively.

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

The Company recognized interest expense under the 2012 Loan Agreement, as amended, of $0.1 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively, including interest expense related to the amortization of the debt discount and final payment of $33,000 and $49,000 during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the unamortized debt discount was $19,000 and $26,000, respectively.

During the three months ended March 31, 2018 and 2017, the Company made aggregate principal payments in connection with the 2012 Loan Agreement of $0.6 million and $0.6 million, respectively.

FFG Loans

In connection with the funding agreements with FFG (see Note 7), the Company received loans from FFG. Loans from FFG were made on a project-by-project basis and had an aggregate principal amount outstanding of $10.5 million and $10.2 million as of March 31, 2018 and December 31, 2017, respectively. Amounts due under the FFG loans bear interest at rates ranging from 0.75% to 2.0% per annum and mature at various dates between June 2020 and March 2023. Interest on amounts due under the loans is payable semi-annually in arrears, with all principal and remaining accrued interest due upon maturity.

In addition, the Company has recorded a discount to the carrying value of each FFG loan for the portion of the loan proceeds allocated to grant funding, which is being amortized to interest expense over the term of the loan using the effective interest method. As of March 31, 2018 and December 31, 2017, the unamortized debt discount related to FFG loans was $2.5 million and $2.6 million, respectively.

The Company recognized interest expense of $0.2 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively, related to the FFG loans, which included interest expense related to the amortization of debt discount of $0.2 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively. There were no principal payments due or paid under the FFG loans during the three months ended March 31, 2018 and 2017.

9.	Convertible Promissory Notes

There were no convertible promissory notes outstanding as of March 31, 2018 and December 31, 2017.

2016 Notes

On April 12, 2016, the Company issued convertible promissory notes (the “2016 Notes”) in the aggregate principal amount of $5.5 million. The 2016 Notes bore interest at a rate of 0.70% per annum, were unsecured and were due and payable, including accrued interest, on October 12, 2017. In April 2017, in connection with the Company’s issuance and sale of its Series D redeemable convertible preferred stock (the “Series D preferred stock”), all of the outstanding principal and accrued interest under the 2016 Notes, totaling $5.5 million, was automatically converted into 1,896,297 shares of Series D preferred stock at a price equal to 90% of $3.2457 per share, the per share price paid in cash by investors in the Series D preferred stock financing.

The Company recognized interest expense of $0.7 million, including amortization of debt discount of $0.6 million, during the three months ended March 31, 2017 in connection with the 2016 Notes.

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

The Company recognized interest expense of $0.1 million, including amortization of debt discount of $0.1 million, during the three months ended March 31, 2017, in connection with the 2017 Notes.

10.	Preferred and Common Stock Warrants

As of March 31, 2018 and December 31, 2017, outstanding warrants to purchase shares of common stock consisted of the following:

	Number of	Exercise
Date Exercisable	Shares Issuable	Price	Exercisable for	Classification	Expiration
December 12, 2012	788	$12.70	Common	Equity	December 6, 2022
February 25, 2013	3,152	$12.70	Common	Equity	December 6, 2022
February 29, 2016	3,237	$16.22	Common	Equity	February 18, 2026
August 23, 2016	3,237	$16.22	Common	Equity	February 18, 2026
	10,414

In connection with the 2012 Loan Agreement and the First Amendment to the 2012 Loan Agreement, the Company issued to SVB warrants for the purchase of Series A-2 and Series B preferred stock.

The Company classified the warrants as a liability on its consolidated balance sheet (included in other long-term liabilities) as the warrants were free-standing financial instruments that may require the Company to transfer assets upon exercise. The liability associated with each portion of the warrants that became exercisable was recorded at fair value on the dates they became exercisable and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense), net in the Company’s consolidated statement of operations. Changes in the fair value of the warrant liability were recognized until the warrants qualified for equity classification. The Company recognized a gain (loss) of $0 for the three months ended March 31, 2017 related to the change in fair value of the warrants.

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

11.	Common Stock

As of March 31, 2018 and December 31, 2017, the Company had reserved 2,759,028 and 2,187,252 shares of common stock, respectively, for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan (see Note 12) and the exercise of outstanding warrants to purchase shares of common stock (see Note 10).

On November 3, 2017, the Company effected a one-for-3.4130 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s then-existing redeemable convertible preferred stock (see Note 1).

12.	Stock-Based Compensation

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

As of March 31, 2018 and December 31, 2017, the number of shares of common stock reserved for issuance under the 2017 Plan was the sum of (i) 1,331,747 shares and 759,971 shares, respectively, plus (ii) the number of shares of our common stock subject to outstanding awards under our 2010 Special Stock Incentive Plan and our 2011 Stock Incentive Plan, each as amended to date, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right, plus (iii) an annual increase, to be added on January 1 of each year, beginning on January 1, 2018 and continuing through January 1, 2027, in an amount equal to the lowest of 1,025,490 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on January 1 of each year and an amount determined by the Company’s board of directors. As of March 31, 2018 and December 31, 2017, 422,747 shares and 553,971 shares, respectively, remained available for future grant.

Shares that are expired, terminated, surrendered or canceled under the 2017 Plan without having been fully exercised will be available for future awards. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

Stock Option Grants During the Three Months Ended March 31, 2018 and 2017

During the three months ended March 31, 2018, the Company granted options to purchase 703,000 shares of common stock to employees and directors. The Company did not grant any such options to purchase shares of common stock during the three months ended March 31, 2017. The Company recorded stock-based compensation expense for options granted to employees and directors of $0.6 million and $0.2 million during the three months ended March 31, 2018 and 2017, respectively.

The Company did not grant options to purchase shares of common stock to non-employees during either of the three month-periods ended March 31, 2018 and 2017. The Company recorded stock-based compensation expense for options granted to non-employees of $6,000 and $3,000 during the three months ended March 31, 2018 and 2017, respectively.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.71%	*
Expected term (in years)	6.08	*
Expected volatility	77.3%	*
Expected dividend yield	0%	*

*	Not applicable as no stock options were granted during the three months ended March 31, 2017.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2017 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2017	1,403,119	$6.26	8.81	$9,128
Granted	703,000	17.16
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2018	2,106,119	$9.90	9.02	$27,365
Options exercisable as of March 31, 2018	372,600	$6.84	7.02	$5,981
Options unvested as of March 31, 2018	1,733,519	$10.55	9.45	$21,384

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2018 was $11.79. There were no options granted during the three months ended March 31, 2017.

The total fair value of options vested during the three months ended March 31, 2018 and 2017 was $0.2 million and $0.2 million, respectively.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expenses	$178	$62
General and administrative expenses	388	120
	$566	$182

As of March 31, 2018 and December 31, 2017, total unrecognized compensation cost related to the unvested stock-based awards was $11.7 million and $4.0 million, respectively, which is expected to be recognized over weighted average periods of 3.46 and 2.76 years, respectively.

13.	Income Taxes

The Company did not record a federal or state income tax benefit for its losses for the three months ended March 31, 2018 and 2017 due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("Tax Reform Legislation"), which made significant changes to U.S. federal income tax law. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Legislation. The ultimate impact of the Tax Reform Legislation may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the Tax Reform Legislation. The Tax Reform Legislation is highly complex and the Company will continue to assess the impact that various provisions will have on its business. Income tax provision for the three months ended March 31, 2018, did not reflect any adjustment to the previously assessed Tax Reform Legislation enactment effect.

14.	Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(10,630)	$(5,385)
Accretion of redeemable convertible preferred stock to redemption value	—	(7)
Net loss attributable to common stockholders	$(10,630)	$(5,392)
Denominator:
Weighted average common shares outstanding—basic and diluted	14,294,421	513,900
Net loss per share attributable to common stockholders — basic and diluted	$(0.74)	$(10.49)

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

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	2,106,119	544,411
Redeemable convertible preferred stock (as converted to common stock)	—	1,789,704
Warrants to purchase common stock	10,414	—
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	7,475
	2,116,533	2,341,590

15.	Related Party Transactions

Agreements with Adimab, LLC

During the three months ended March 31, 2018 and 2017, the Company made payments to Adimab of $21,000 and $0, respectively, and recognized $0.1 million and $13,000 of research and development expense under the Adimab Option Agreement. As of March 31, 2018 and December 31, 2017, the Company owed $0.1 million and $21,000, respectively, to Adimab under the Adimab Option Agreement. The chairman of the Company’s board of directors is a co-founder of Adimab and currently serves as Adimab’s Chief Executive Officer.

Agreements with the Gates Foundation

During the three months ended March 31, 2018 and 2017, the Company recognized grant income of $0 and $44,000, respectively, under the grant agreement upon incurring qualifying expenses. As of March 31, 2018 and December 31, 2017, unearned income under the grant agreement was $0. The Gates Foundation is a principal stockholder of the Company.

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

During the three months ended March 31, 2018 and 2017, the Company received payments from EveliQure under the agreement of $0.1 million and less than $0.1 million, respectively. During the three months ended March 31, 2018 and 2017, the Company recognized other income under the agreement of less than $0.1 million in each period. As of March 31, 2018 and December 31, 2017, amounts due from EveliQure totaled less than $0.1 million and $0.1 million, respectively.

16.	Geographic Information

The Company’s property and equipment, net by location was as follows (in thousands):

	March 31,	December 31,
	2018	2017
United States	$27	$35
Austria	357	386
Total property and equipment, net	$384	$421

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 9, 2018.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A that could cause actual results or events to differ materially from the forward-looking statements that we make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

We are a clinical-stage biopharmaceutical company focused on applying monoclonal antibody, or mAb, immunotherapies to address serious infectious diseases. Our deep understanding of the pathogenesis of infection, paired with access to what we believe to be some of the most advanced mAb discovery techniques and platforms available today, has positioned us to further our goal of building and advancing a pipeline of novel mAbs with multiple mechanisms of action and high potency against their intended targets. Our lead clinical program, ASN100, is aimed at serious Staphylococcus aureus infections and is being evaluated in a Phase 2 clinical trial for the prevention of S. aureus pneumonia in high-risk, mechanically ventilated patients. In addition to ASN100, our preclinical pipeline is comprised of mAbs targeting multiple serious bacterial and viral pathogens, including respiratory syncytial virus, or RSV.

Since our inception in 2010, we have devoted substantially all of our resources to building our business to support discovery, research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have received significant proceeds from outside sources to fund our operations. We have funded our operations through March 31, 2018 primarily with proceeds from the following sources:

•	net cash proceeds of $75.1 million from sales of our preferred stock;
•	net cash proceeds of $39.5 million from sales of our common stock in our initial public offering;
•	net cash proceeds of $18.6 million from sales of our common stock in our private placement to New Enterprise Associates 16, L.P., or NEA;
•	gross proceeds of $14.4 million from borrowings under convertible promissory notes;
•	proceeds of $9.5 million from borrowings under a loan and security agreement with Silicon Valley Bank, or SVB, which, as amended, we refer to as the 2012 Loan Agreement;
•	proceeds of $9.2 million and $10.5 million of grant and loan proceeds, respectively, from our funding agreements with Österreichische Forschungsförderungsgesellschaft mbH, or FFG;
•	proceeds of $4.9 million of research and development incentive payments received from the Austrian government; and
•	proceeds of $1.6 million from a grant agreement with the Bill & Melinda Gates Foundation, or the Gates Foundation.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $10.6 million and $5.4 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $102.9 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our business strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity. We also plan to pursue additional funding from outside sources, including proceeds from our existing grant and potential future grant agreements with the Gates Foundation; our expansion of, or our entry into, new borrowing arrangements; grants and loans under our existing funding agreements with FFG; research and development incentive payments from the Austrian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of March 31, 2018, we had cash and cash equivalents of $64.0 million. We believe our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
ASN100	$5,237	$2,482
ASN200	15	7
ASN300	16	2
ASN400	3	17
ASN500	271	28
Unallocated research and development expenses	2,591	1,855
Total research and development expenses	$8,133	$4,391

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we continue our Phase 2 clinical trial of ASN100 as well as potentially conduct subsequent clinical trials of ASN100, seek to advance one or more additional product candidates, advance our preclinical programs, prepare associated regulatory filings for our product candidates and increase personnel costs, including stock-based compensation.

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

We anticipate that our general and administrative expenses will remain reasonably consistent with expenses incurred for the three-month period ended March 31, 2018. General and administrative expenses incurred during this period include increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with our becoming a public company in November 2017. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$8,133	$4,391	$3,742
General and administrative	2,817	1,436	1,381
Total operating expenses	10,950	5,827	5,123
Loss from operations	(10,950)	(5,827)	(5,123)
Other income (expense):
Grant and incentive income	445	700	(255)
Interest expense	(267)	(1,019)	752
Interest income	216	—	216
Change in fair value of derivative liability	—	762	(762)
Other income (expense), net	(74)	(1)	(73)
Total other income (expense), net	320	442	(122)
Net loss	$(10,630)	$(5,385)	$(5,245)

Research and Development Expenses.

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
ASN100	$5,237	$2,482	$2,755
ASN200	15	7	8
ASN300	16	2	14
ASN400	3	17	(14)
ASN500	271	28	243
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	2,017	1,354	663
Other	574	501	73
Total research and development expenses	$8,133	$4,391	$3,742

Research and development expenses were $8.1 million for the three months ended March 31, 2018, compared to $4.4 million for the three months ended March 31, 2017. The increase of $3.7 million was primarily due to an increase of $2.8 million in direct costs for our ASN100 program, an increase of $0.2 million in direct costs for our ASN500 program, and an increase of $0.7 million in unallocated research and development expenses.

The increase in direct costs for our ASN100 program was primarily due to CMO and CRO fees for process development and establishment of manufacturing capabilities for the supply of our clinical materials, the oversight and conduct of our Phase 2 clinical trial and investigator fees for that same clinical trial.

Our ASN500 program was initiated in March 2017. Direct costs for our ASN500 program during the three months ended March 31, 2018 were primarily due to third-party fees for the oversight and conduct of preclinical research, facility costs and preclinical program expenses associated with internal lab consumables.

The increase in unallocated research and development expenses was due primarily to an increase of $0.7 million in personnel-related costs (including an increase in stock-based compensation of $0.1 million) primarily due to the hiring of new personnel and increased employee compensation.

General and Administrative Expenses.     General and administrative expenses were $2.8 million for the three months ended March 31, 2018, compared to $1.4 million for the three months ended March 31, 2017. The increase of $1.4 million was primarily related to additional costs associated with operating as a public company, including an increase of $0.6 million in personnel costs (which included an increase in stock-based compensation of $0.3 million) primarily due to an increase in headcount and employee compensation and an increase of $0.6 million in professional fees primarily due to legal and accounting costs associated with being a public company.

Other Income (Expense), Net.     Other income, net was $0.3 million for the three months ended March 31, 2018, compared to $0.4 million for the three months ended March 31, 2017. The decrease of $0.1 million in other income, net was primarily due to a decrease of $0.8 million in gains recognized as a result of decreases in the fair value of the derivative liability associated with our convertible promissory notes and a decrease in grant and incentive income of $0.3 million primarily associated with our FFG grants and loans and the Austrian research and development incentive program. These decreases were partially offset by a decrease of $0.8 million in interest expense primarily associated with our convertible promissory notes and an increase in interest income of $0.2 million, primarily from the bank interest earned on the cash received from the initial public offering and concurrent private placement of our common stock.

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

Since our inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from our initial public offering and concurrent private placement, the sale of preferred stock, borrowings under convertible promissory notes, borrowings under the 2012 Loan Agreement, proceeds received from loans and grants under funding agreements with FFG, research and development incentive payments received from the Austrian government and proceeds from a grant agreement with the Gates Foundation. Through March 31, 2018, we had received net cash proceeds of $75.1 million from sales of our preferred stock, net cash proceeds of $58.1 million from the sale of our common stock, gross proceeds of $14.4 million from borrowings under convertible promissory notes, proceeds of $9.5 million from borrowings under the 2012 Loan Agreement with SVB, $9.2 million and $10.5 million of grant and loan proceeds, respectively, from our funding agreement with FFG, $4.9 million of research and development incentive payments received from the Austrian government and $1.6 million of proceeds from our grant agreement with the Gates Foundation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(12,177)	$(3,511)
Net cash used in investing activities	—	(17)
Net cash provided by (used in) financing activities	(626)	4,336
Effect of exchange rate changes on cash	17	12
Net increase (decrease) in cash, cash equivalents and restricted cash	$(12,786)	$820

Operating Activities.     During the three months ended March 31, 2018, operating activities used $12.2 million of cash, resulting from our net loss of $10.6 million and changes in our operating assets and liabilities of $2.4 million, partially offset by net non-cash charges of $0.8 million. Changes in our operating assets and liabilities for the three months ended March 31, 2018 consisted primarily of a $1.4 million decrease in accounts payable and accrued expenses, a $0.5 million increase in prepaid expenses and other assets, a $0.3 million increase in grant and incentive receivables and a $0.2 million decrease in unearned income. The decrease in accounts payable and accrued expenses was primarily due to the payment of the 2017 annual bonuses in March 2018 and the timing of vendor invoices and payments. The increases in prepaid expenses and other assets were primarily due to prepayments for the supply of clinical materials. The increase in grant and incentive receivables was primarily due to income earned under the Austrian research and development incentive program during the three months ended March 31, 2018. The decrease in unearned income was primarily due to the amortization of the discount associated with the FFG loans.

During the three months ended March 31, 2017, operating activities used $3.5 million of cash, resulting from our net loss of $5.4 million, partially offset by net non-cash charges of $0.4 million and net cash provided by changes in our operating assets and liabilities of $1.5 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2017 consisted primarily of a $1.5 million increase in unearned income, a $1.3 million increase in accounts payable and a $1.1 million increase in accrued expenses, partially offset by a $1.9 million increase in prepaid expenses and other assets and a $0.5 million increase in grant and incentive receivables. The increase in unearned income was primarily due to the payment of $1.6 million we received in March 2017 under our grant agreement with the Gates Foundation, which is recognized as grant income as we incur qualifying expenses under the agreement. The increases in accounts payable and accrued expenses were primarily due to increases in clinical trial costs associated with our Phase 2 clinical trial of ASN100. The increase in prepaid expenses and other assets was primarily due to prepayments for clinical materials related to our Phase 2 clinical trial of ASN100. The increase in grant and incentive receivables was due to an increase in the amount of our qualifying expenditures as well as the timing of receipt of cash from FFG Grants.

Investing Activities.     During the three months ended March 31, 2018, no cash was used in investing activities.

During the three months ended March 31, 2017, we used less than $0.1 million of cash in investing activities, consisting primarily of purchase of property and equipment.

Financing Activities.     During the three months ended March 31, 2018, cash used by financing activities was $0.6 million, consisting primarily of principal repayments under the 2012 Loan Agreement

During the three months ended March 31, 2017, net cash provided by financing activities was $4.3 million, consisting primarily of proceeds of $4.9 million from our issuance of convertible promissory notes in January 2017, partially offset by $0.6 million of principal repayments under the 2012 Loan Agreement.

2012 Loan Agreement

On December 7, 2012, we entered into the 2012 Loan Agreement with SVB, which, as amended, provided for aggregate borrowings of up to $7.0 million in the form of term loans. In February and August 2016, we borrowed the full $7.0 million available to us under the agreement. Following the August 2016 borrowing, no additional amounts remained available for borrowing under the 2012 Loan Agreement. As of March 31, 2018 and December 31, 2017, the outstanding principal amount under the 2012 Loan Agreement was $4.1 million and $4.7 million, respectively.

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

In connection with the 2012 Loan Agreement, between December 2012 and August 2016, we issued to SVB a warrant to purchase an aggregate of 11,013 shares of Series A-2 convertible preferred stock at an exercise price of $4.54 per share and a warrant to purchase an aggregate of 14,502 shares of Series B convertible preferred stock at an exercise price of $7.24 per share. The warrants became exercisable in connection with our borrowings under the 2012 Loan Agreement and are fully exercisable. The warrant to purchase shares of Series A-2 convertible preferred stock expires on December 6, 2022, and the warrant to purchase shares of Series B convertible preferred stock expires on February 18, 2026. In November 2017, in connection with the closing of the initial public offering, the warrants for the purchase of convertible preferred stock converted into warrants for the purchase of common stock. See Note 10 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information on the conversion of the warrants.

Borrowings under the 2012 Loan Agreement are collateralized by a pledge of 65% of the outstanding capital stock of our subsidiary in Austria. The 2012 Loan Agreement contains customary affirmative and negative covenants, including restrictions on our ability to pay dividends and encumber our intellectual property, but does not contain any financial covenants.

FFG Loans

Between September 2011 and March 2017, we entered into a series of funding agreements with FFG that provided for loans and grants to fund qualifying research and development expenditures of our Austrian subsidiary on a project-by-project basis, as approved by FFG. As of March 31, 2018 and December 31, 2017, the outstanding principal amount under loans from FFG was $10.5 million and $10.2 million, respectively, based on our actual spending for qualified expenditures.

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

As of March 31, 2018, the funding agreements with FFG are expected to provide us additional loans of approximately $1.0 million and additional grants of approximately $0.1 million if and when we incur specified amounts of qualifying expenditures.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2019, including the completion of our ongoing Phase 2 clinical trial of ASN100 and initiation of a subsequent pivotal Phase 3 clinical trial, assuming a successful outcome in our Phase 2 clinical trial. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional funding to complete the clinical development of ASN100, commercialize ASN100, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for ASN100 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize ASN100 ourselves.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Manufacturing commitments (1)	4,514	4,514	—	—	—
Debt obligations (2)	15,389	2,561	7,612	5,216	—
Operating lease commitments (3)	2,175	1,033	1,096	46	—
Total	$22,078	$8,108	$8,708	$5,262	$—

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

(2)

Amounts in the table reflect the contractually required principal and interest payable as of March 31, 2018 pursuant to outstanding borrowings under the 2012 Loan Agreement and loans from FFG. The loans from FFG bear interest at fixed rates. The table reflects interest payments due under the FFG loans at the contractually required rates of interest, as well as a final payment of $0.4 million due under the 2012 Loan Agreement upon repayment of all outstanding amounts under the agreement. The 2012 Loan Agreement bears interest at a variable rate of interest equal to the greater of 3.25% and The Wall Street Journal prime rate, in each case minus 0.25%. The table reflects interest payments due under the 2012 Loan Agreement calculated using an interest rate of 4.50%, which was the applicable interest rate as of March 31, 2018. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under the FFG loan obligation related to that program may be forgiven by FFG and converted into non-repayable grant funding on a project-by-project basis.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2018 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Government contracts, grant agreements and incentive programs
•	Accrued research and development expenses
•	Determination of the fair value of common stock prior to the initial public offering
•	Valuation of derivative liability

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2018, we had $4.1 million of borrowings outstanding under the 2012 Loan Agreement. Borrowings under the 2012 Loan Agreement bear interest at a rate per annum equal to the greater of 3.25% and The Wall Street Journal prime rate, in each case minus 0.25%, which resulted in an applicable interest rate of 4.50% as of March 31, 2018. Based on the principal amounts outstanding as of March 31, 2018, an immediate 10% change in the interest rate would not have a material impact on our debt-related obligations, financial position or results of operations.

As of March 31, 2018, we had $62.6 million of cash equivalents consisting of money market funds held in our sweep account. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, we would not expect an immediate 10% change in market interest rates to have a material impact on our financial position or results of operations.

Foreign Currency Exchange Risk

We are also exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses are incurred in U.S. dollars. Research and development costs are incurred by our subsidiary in Austria, whose functional currency is the Euro. During the three months ended March 31, 2018 and 2017, we recognized a foreign currency transaction loss of less than $0.1 million in each period. This loss primarily related to unrealized and realized foreign currency losses as a result of transactions entered into by our U.S. entity in currencies other than the U.S. dollar. These foreign currency transaction losses were recorded as a component of other income (expense), net in our condensed consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar and the Euro would not have a material impact on our financial position or results of operations.

As we continue to grow our business, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could adversely impact our results of operations. To date, we have not entered into any foreign currency hedging contracts to mitigate our exposure to foreign currency exchange risk.

Item 4. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks Related to our Financial Position and Need for Additional Capital

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. Our net loss was $10.6 million and $5.4 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $102.9 million. We have funded our operations to date primarily with proceeds from our initial public offering and concurrent private placement, the sale of preferred stock, convertible debt financings, borrowings under a loan agreement, proceeds received from governmental loans and grants and proceeds received under a non-governmental grant. To date, we have devoted substantially all of our resources to building our business to support discovery, research and development activities for our programs. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2019, including the completion of our ongoing Phase 2 clinical trial of ASN100 and initiation of a subsequent pivotal Phase 3 clinical trial, assuming a successful outcome in our Phase 2 clinical trial. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. See Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment.

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

Under our loan and security agreement with SVB, principal amounts outstanding totaled $4.1 million as of March 31, 2018. We are required to repay outstanding indebtedness under our loan and security agreement with SVB in monthly installments through December 2019. In addition, borrowings under our loan and security agreement with SVB are collateralized by a pledge of 65% of the outstanding capital stock of our subsidiary in Austria. Under our loans from Österreichische Forschungsförderungsgesellschaft mbH, or FFG, principal amounts outstanding totaled $10.5 million as of March 31, 2018. We are required to pay interest on our loans from FFG semi-annually, with payment of principal due at the maturity dates of the loans, which range from 2020 to 2023. We could in the future incur additional indebtedness beyond our borrowings from SVB and FFG.

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

If the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to changes in the way the product is administered;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a risk evaluation and mitigation strategy;
•	be subject to the addition of labeling statements, such as contraindications or warnings, including a black box warning;
•	be sued; or
•	experience damage to our reputation.

If serious adverse or undesirable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of that product candidate.

If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, the pharmacokinetic properties, such as the longer half-life of ASN100, could lead to side effects that were not observed in our Phase 1 clinical trial and the consequences of such side effects could be more severe than have been seen with other mAbs that have shorter half-lives, more frequent dosing regimens or lower doses than we expect for ASN100. Furthermore, in the currently ongoing Phase 2 clinical trial, ASN100 is being studied in mechanically ventilated patients at high risk for developing S. aureus pneumonia who often have significant underlying disease or conditions that may make them more likely to have side effects from ASN100 treatment. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or raise other safety issues that delayed or prevented further development of the compound.

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

In addition, if any future collaborator terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of any future collaborators.

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

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provided its notice of withdrawal.

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

In April 2017, we entered into a letter agreement with the Gates Foundation. In connection with the letter agreement, the Gates Foundation purchased $8.0 million of shares of our Series D convertible preferred stock, and we committed to use the proceeds from the investment by the Gates Foundation solely to advance the development of a specified antibody program, which involves the monoclonal antibodies ASN-1, ASN-2 and ASN-3 and our product candidate ASN100. We agreed to grant to the Gates Foundation three non-exclusive, sublicensable licenses to research, develop, manufacture, seek regulatory approval for and commercialize antibodies that we or our research contractors discover in specified areas of global health that the Gates Foundation has identified as underinvested or disproportionately impacting poor and vulnerable populations, including ASN100, for the treatment of neonatal sepsis caused by S. aureus. Two of these non-exclusive licenses will only be granted upon request from the Gates Foundation, and the third, although it has already been granted, would only be exercisable by the Gates Foundation upon certain “trigger events,” as described further in the agreement.

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

If one of our licensing partners or we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-

statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the USPTO, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own shares representing more than a majority of our outstanding common stock. In addition, three of our directors are affiliated with stockholders who each own more than 5% of our outstanding common stock. If these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2018, we had 14,294,421 shares of common stock outstanding.

Of these shares, 7,694,421 shares of common stock outstanding are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after the expiration of the applicable lock-up period. For example, the expiration date for the lock-up agreements entered into between our officers, directors, employees and stockholders and the representatives of our initial public offering expires on May 14, 2018. Moreover, beginning 180 days after the completion of our initial public offering, holders of an aggregate of approximately 7,180,483 shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In November 2017, we registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with our initial public offering.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

As of March 31, 2018, we estimate that we have used approximately $14.5 million of our existing cash and cash equivalents at the time of the initial public offering, together with the net proceeds from our initial public offering, to advance our product candidates through clinical trial programs and for working capital and general corporate purposes. There have been no material changes in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 17, 2017 pursuant to Rule 424(b).

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-Q

3.1	Restated Certificate of Incorporation of the Company	8-K	11/20/2017	3.1
3.2	Amended and Restated By-laws of the Company	8-K	11/20/2017	3.2
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arsanis, Inc.

Date: May 10, 2018	By:	/s/ René Russo
René Russo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Michael Gray
Michael Gray
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)