Form 10-Q
period 2018-06-30
Arsanis, Inc.
filed 2018-08-13
CIK 1501697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2018, the registrant had 14,315,410 shares of common stock, $0.001 par value per share, outstanding.

Item 5.	Other Information	78

Item 6.	Exhibits	81

Signatures		82

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARSANIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$49,940	$76,793
Grant and incentive receivables	2,178	1,608
Restricted cash	51	—
Prepaid expenses and other current assets	4,393	1,129
Total current assets	56,562	79,530
Property and equipment, net	353	421
Restricted cash	295	355
Other assets	—	948
Total assets	$57,210	$81,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,137	$1,893
Accrued expenses	3,879	5,779
Unearned income	712	694
Loans payable, net of discount	3,486	2,314
Total current liabilities	10,214	10,680
Loan payable, net of discount and current portion	7,706	9,922
Unearned income	1,519	1,936
Other long-term liabilities	7	9
Total liabilities	19,446	22,547
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 14,315,410 and 14,294,383 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	14	15
Additional paid-in capital	152,601	150,830
Accumulated other comprehensive income (loss)	177	127
Accumulated deficit	(115,028)	(92,265)
Total stockholders’ equity	37,764	58,707
Total liabilities and stockholders’ equity	$57,210	$81,254

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ARSANIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$8,930	$3,906	$17,063	$8,297
General and administrative	3,686	1,738	6,503	3,174
Total operating expenses	12,616	5,644	23,566	11,471
Loss from operations	(12,616)	(5,644)	(23,566)	(11,471)
Other income (expense):
Grant and incentive income	516	862	961	1,562
Interest expense	(259)	(444)	(526)	(1,463)
Interest income	225	—	441	—
Change in fair value of warrant liability	—	11	—	11
Change in fair value of derivative liability	—	—	—	762
Loss on extinguishment of debt	—	(462)	—	(462)
Other income (expense), net	1	(28)	(73)	(29)
Total other income (expense), net	483	(61)	803	381
Net loss	(12,133)	(5,705)	(22,763)	(11,090)
Accretion of redeemable convertible preferred stock to redemption value	—	(13)	—	(20)
Net loss attributable to common stockholders	$(12,133)	$(5,718)	$(22,763)	$(11,110)
Net loss per share attributable to common stockholders—basic and diluted	$(0.85)	$(11.13)	$(1.59)	$(21.62)
Weighted average common shares outstanding—basic and diluted	14,304,102	513,900	14,299,288	513,900

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ARSANIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(12,133)	$(5,705)	$(22,763)	$(11,090)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	270	(297)	50	(379)
Comprehensive loss	$(11,863)	$(6,002)	$(22,713)	$(11,469)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ARSANIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(22,763)	$(11,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,618	354
Depreciation and amortization expense	85	96
Non-cash interest expense	397	1,377
Non-cash rent expense	—	(11)
Loss on extinguishment of debt	—	462
Change in fair value of warrant liability	—	(11)
Change in fair value of derivative liability	—	(762)
Changes in operating assets and liabilities:
Grant and incentive receivables	(635)	(547)
Prepaid expenses and other assets	(2,394)	(1,708)
Accounts payable	257	(563)
Accrued expenses	(1,886)	1,434
Unearned income	(336)	1,095
Net cash used in operating activities	(25,657)	(9,874)
Cash flows from investing activities:
Purchases of property and equipment	(27)	(41)
Net cash used in investing activities	(27)	(41)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	—	35,053
Proceeds from issuance of convertible promissory notes	—	4,935
Proceeds from issuance of loans under funding agreements	—	666
Proceeds from exercise of stock options	152	—
Repayments of loans payable	(1,167)	(1,165)
Payments of issuance costs of convertible promissory notes	—	(17)
Payments of issuance costs of redeemable convertible preferred stock	—	(197)
Payment of initial public offering costs	(43)	—
Net cash provided by (used in) financing activities	(1,058)	39,275
Effect of exchange rate changes on cash	(120)	55
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,862)	29,415
Cash, cash equivalents and restricted cash at beginning of period	77,148	3,429
Cash, cash equivalents and restricted cash at end of period	$50,286	$32,844
Supplemental disclosure of non-cash investing and financing activities:
Issuance of redeemable convertible preferred stock upon extinguishment of convertible promissory notes	$—	$11,102
Derivative liability in connection with issuance of convertible promissory notes	$—	$403
Extinguishment of convertible promissory notes	$—	$8,405
Extinguishment of derivative liability in connection with extinguishment of convertible promissory notes	$—	$2,234
Accretion of redeemable convertible preferred stock to redemption value	$—	$20

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

 ARSANIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business and Basis of Presentation

Arsanis, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on applying monoclonal antibody, or mAb, immunotherapies to address serious infectious diseases. The Company possesses a deep understanding of the pathogenesis of infection, paired with access to what the Company believes to be some of the most advanced mAb discovery techniques and platforms available today. The Company’s pipeline is comprised of mAbs targeting multiple serious bacterial and viral pathogens, including Staphylococcus aureus (“S. aureus”) and respiratory syncytial virus (“RSV”).

On June 28, 2018, the Company announced the discontinuation of its Phase 2 clinical trial of ASN100 for the prevention of      S. aureus pneumonia in high-risk, mechanically ventilated patients following the completion of a planned interim analysis of unblinded trial data for 118 patients by an independent data review committee (“DRC”). Based on the results of this analysis, the DRC determined that the trial was futile, meaning that it was not likely to meet its primary end-point upon completion, and recommended that trial enrollment be discontinued. The Company intends to conduct follow-up visits on patients dosed in the trial per the study protocol and to evaluate the complete dataset from the 154 patients that were enrolled in the trial to better understand the basis for this result. The Company expects to complete this evaluation in the fourth quarter of 2018 and has ceased further clinical development of ASN100, pending the results of this analysis. The Company currently does not expect to incur material costs for this program beyond the fourth quarter of 2018.

In light of the discontinuation of the clinical development of ASN100, the Company is considering strategic options that may potentially result in changes to its business strategy and future operations. Pending any decision to change its strategic direction, the Company’s current operating plan provides for its ongoing review of the data from the ASN100 clinical trial, the continued development of its ASN500 program, as well as supporting its collaborators across its ASN200 and ASN300 programs, both of which were outlicensed to subsidiaries of Bravos Biosciences, LLC during the first half of 2018.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, the Company’s ability to successfully execute on its strategic plans, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Any product candidates will require significant research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

On November 20, 2017, the Company completed an initial public offering (“IPO”) of its common stock, and issued and sold 4,000,000 common shares at a price to the public of $10.00 per share. Concurrent to the IPO, (i) the Company issued an additional 600,000 common shares at a price of $10.00 per share pursuant to the exercise of the underwriters’ over-allotment option and (ii) New Enterprise Associates 16, L.P., or NEA, purchased 2,000,000 shares of the Company’s common stock at the initial per share public offering price of $10.00 in a private placement. The aggregate net proceeds to the Company from the IPO, inclusive of the over-allotment exercise, and the private placement were $58.1 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all of the outstanding redeemable convertible preferred stock of the Company automatically converted into 7,180,483 shares of the Company’s common stock.

The Company had an accumulated deficit of $115.0 million at June 30, 2018. During the six months ended June 30, 2018, the Company incurred a net loss of $22.8 million and used $25.7 million of cash in operations. The Company expects to continue to generate operating losses for the foreseeable future.

Based on its current operating plan, the Company expects that its cash and cash equivalents of $49.9 million as of June 30, 2018, will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the issuance date of these condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

Arsanis is incorporated under the laws of the State of Delaware and is headquartered in Waltham, Massachusetts, with a wholly-owned subsidiary that is primarily focused on discovery research in Vienna, Austria.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary, Arsanis Biosciences GmbH. All intercompany balances and transactions have been eliminated.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The condensed balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying condensed financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited. The accompanying unaudited interim financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 9, 2018. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position as of June 30, 2018 and condensed results of its operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017 have been made. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of common stock and stock options. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Comprehensive Gain (Loss)

Comprehensive gain (loss) includes net gain (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Comprehensive gain (loss) included $0.3 million and $(0.3) million for the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $(0.4) million for the six months ended June 30, 2018 and 2017, respectively, of foreign currency translation gain (loss) adjustments.

Net Income (Loss) per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, options to purchase common stock, redeemable convertible preferred stock, warrants to purchase common stock and warrants to purchase redeemable convertible preferred stock are considered potential dilutive common shares.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The FASB also issued several amendments and updates to the new revenue standard (collectively, “Topic 606”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted this guidance, effective January 1, 2018, and its adoption had no impact on the Company’s financial position, results of operations or cash flows as the Company does not currently have any revenue-generating arrangements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The Company adopted this standard on January 1, 2018. The adoption of ASU 2016-18 resulted in the Company's cash, cash equivalents and restricted cash being included in the beginning and ending amounts for the periods shown on the statement of cash flows and was applied retroactively and reflected in the balances presented for any prior periods. The Company believes that the adoption of this guidance did not have a significant impact on its condensed consolidated financial statements and related disclosures.

The restricted cash as of June 30, 2018 and December 31, 2017 is held as letters of credit for the benefit of the landlords in connection with the Company’s office leases.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30,	June 30,
	2018	2017
Cash and cash equivalents	$49,940	$24,143
Restricted cash – current	51	8,361
Restricted cash – non-current	295	340
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$50,286	$32,844

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). This standard amends ASC 740, Income Taxes (“ASC 740”) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard was effective upon issuance. The Company will continue to assess the impact that various provisions will have on its business. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its consolidated financial statements.

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

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of June 30, 2018
	Level 1	Total
Assets:
Cash equivalents - Money Market Funds	$49,576	$49,576
	$49,576	$49,576

	As of December 31, 2017
	Level 1	Total
Assets:
Cash equivalents - Money Market Funds	$70,891	$70,891
	$70,891	$70,891

There were no changes to the valuation methods during the six months ended June 30, 2018 and the year ended December 31, 2017. There were no transfers within the fair value hierarchy during the six months ended June 30, 2018 and the year ended December 31, 2017.

4.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued clinical trial costs	$1,335	$2,317
Accrued compensation and benefits	1,539	2,454
Accrued professional fees	563	510
Accrued other	442	498
	$3,879	$5,779

5.	Collaboration, License and Funding Arrangements

Adimab Option and License Agreement

In February 2017, the Company entered into an option and license agreement with Adimab, LLC (“Adimab”), a related party (see Note 11) (the “Adimab Option Agreement”). Under the Adimab Option Agreement, Adimab has provided to the Company certain proprietary antibodies against RSV (“RSV antibodies”) for its evaluation during a specified option period and has granted the Company an exclusive, non-sublicensable license in a specified field under certain Adimab patent rights and know-how during the option period. Under the Adimab Option Agreement, the Company has an exclusive option, exercisable during the option period upon payment of an option fee to Adimab, to require Adimab to assign to the Company all rights in up to a specified number of RSV antibodies selected by the Company and certain patent rights owned by Adimab that cover these antibodies, and to obtain from Adimab a non-exclusive license in a specified field, with the right to grant sublicenses, under certain other patent rights and know-how owned by Adimab.

In February 2017, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation (the “Gates Foundation”) pursuant to which the Company has no payment obligations under the Adimab Option Agreement with respect to sales of products based on licensed RSV antibodies to the extent they are sold at cost in developing countries. However, if such products are sold in developing countries for an amount that exceeds cost, then the amount of such excess will be subject to certain royalty payment obligations described in the agreement.

The Company recognized research and development expenses of $14,000 and $58,000 during the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0.1 million during the six months ended June 30, 2018 and 2017, respectively, in connection with the Adimab Option Agreement, which consisted of reimbursement for services performed by Adimab.

February 2017 and August 2018 Amended and Restated Gates Foundation Grant Agreement

In February 2017, the Company entered into the above-referenced grant agreement with the Gates Foundation, under which the Gates Foundation agreed to provide the Company up to $9.3 million to conduct preclinical development of mAbs for the prevention of RSV infection in newborns (the “RSV project”).

In March 2017, the Company received a payment of $1.6 million from the Gates Foundation under the grant agreement. The funds received from the Gates Foundation were incurred on qualifying expenses attributable to the RSV project, and the Company recognized grant income of $1.6 million under the grant agreement during the year ended December 31, 2017.

In August 2018, the Company entered into an amended and restated grant agreement which replaces the February 2017 grant agreement in its entirety. The amended and restated grant agreement includes amendments to conform to current Gates Foundation audit, reporting, and other administrative requirements, as well as to make the perpetual Gates Foundation license grant described below irrevocable.

The Company recognized grant income of $0 during the three and six months ended June 30, 2018, and $0.6 million during the three and six months ended June 30, 2017, under the grant agreement with the Gates Foundation upon incurring qualifying expenses. As of June 30, 2018 and December 31, 2017, unearned income under the grant agreement with the Gates Foundation was $0.

August 2018 Gates Foundation Grant Agreement

In August 2018, the Company entered into an additional grant agreement with the Gates Foundation pursuant to which the Gates Foundation granted to the Company up to $1.1 million to conduct preclinical development activities for the RSV project that were not included in the February 2017 grant agreement, as amended and restated in August 2018. In return, the Company has agreed to conduct the RSV project in a manner that ensures that the knowledge and information gained from the project will be promptly and broadly disseminated, and that the products, technologies, materials, processes and other intellectual property resulting from the RSV project (collectively referred to as the funded developments) will be made available and accessible at an affordable price to people most in need within developing countries. These obligations survive any expiration or termination of the grant agreement.

To this end, the Company has granted to the Gates Foundation a non-exclusive, perpetual, irrevocable, royalty-free, fully paid up, sublicensable license to make, use, sell, offer to sell, import, distribute, copy, modify, create derivative works, publicly perform and display the funded developments and, to the extent incorporated into a funded development or required to use a funded development, any other technology created outside of the RSV project that was used as part of the RSV project, for the benefit of people in developing countries. The Company has also agreed to seek prompt publication of data and results developed under the RSV project under “open access” terms and conditions. This license and these publication obligations survive any expiration or termination of the grant agreements.

The August 2018 grant agreement expires on August 31, 2018. The Gates Foundation can modify, suspend or discontinue any payment under the grant agreement, or terminate the grant agreement, if it is not reasonably satisfied with the Company’s progress on the RSV project; if there are significant changes to the Company’s leadership or other factors that the Gates Foundation reasonably believes may threaten the RSV project’s success; if the Company undergoes a change in control; if there is a change in the Company’s tax status; or if the Company fails to comply with the grant agreement. Any grant funds that have not been used for, or committed to, the RSV project upon the expiration or termination of the agreement must be returned to the Gates Foundation or otherwise used as directed by the Gates Foundation.

The Company did not recognize grant income or record any unearned income under the August 2018 grant agreement with the Gates Foundation in any periods presented.

Gates Foundation Letter Agreement and Investment

In April 2017, the Company entered into a letter agreement with the Gates Foundation. In connection with the letter agreement, the Gates Foundation purchased 2,464,799 shares of the Company’s Series D preferred stock, which converted into 722,179 shares of our common stock in connection with our November 2017 initial public offering after giving effect to a one-for-3.4130 reverse-stock-split. The Company committed to use the proceeds of $8.0 million from the investment by the Gates Foundation solely to advance the development of a specified monoclonal antibody program that involves the monoclonal antibodies ASN-1, ASN-2 and ASN-3 and the Company’s product candidate, ASN100. Under the letter agreement, in addition to the initial project funded by the Gates Foundation with its initial investment, the Company also agreed to conduct up to four additional projects to be proposed and to be funded by the Gates Foundation.

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

The proceeds received from the Gates Foundation in connection with the Company’s sale and issuance of Series D preferred stock were incurred on qualifying expenses under the letter agreement during the year ended December 31, 2017.

The Company incurred qualifying expenses of $0 during the three and six months ended June 30, 2018, and $0.7 million during the three and six months ended June 30, 2017, under the letter agreement with the Gates Foundation.

Funding Agreements with FFG

Between September 2011 and March 2017, the Company entered into a series of funding agreements with FFG that provided for loans and grants to fund between 50% and 70% of qualifying research and development expenditures of the Company’s subsidiary in Austria on a project-by-project basis, as approved by FFG.

FFG Grants

For grants under the funding agreements with FFG, the Company recognized grant income of $0 and $0.2 million during the three months ended June 30, 2018 and 2017, respectively, and $0 and $0.3 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company recorded grant receivables from FFG of $0.1 million and $0.1 million, respectively, for qualifying expenses incurred that were reimbursable under the funding agreements. As of June 30, 2018 and December 31, 2017, there were no amounts recorded as unearned income in connection with the FFG grants.

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

The Company recognized grant income of $0.1 million and $0.2 million during the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.3 million during the six months ended June 30, 2018 and 2017, respectively, related to the recognition of the unearned income recorded for the imputed benefit of FFG loans at below-market interest rates. Unearned income (current) related to the imputed benefit of FFG loans at below-market interest rates was $0.7 million and $0.7 million as of June 30, 2018 and December 31, 2017, respectively, and unearned income (non-current) related to such benefit was $1.5 million and $1.9 million as of June 30, 2018 and December 31, 2017, respectively.

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

The Company recognized incentive income of $0.3 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and $0.5 million during the six months ended June 30, 2018 and 2017, respectively, in connection with the Austrian research and development incentive program. As of June 30, 2018 and December 31, 2017, the Company recorded receivables for amounts due under the program of $2.1 million and $1.5 million, respectively, which amounts were included in grant and incentive receivables in the condensed consolidated balance sheet.

6.	Loans Payable

The aggregate principal amount of debt outstanding as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Term loans under 2012 Loan Agreement	$3,500	$4,667
FFG loans	9,937	10,225
	$13,437	$14,892

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Current liabilities:
Term loans under 2012 Loan Agreement	$3,500	$2,333
FFG loans	—	—
Unamortized debt discount	(14)	(19)
Loans payable, net of discount	3,486	2,314
Non-current liabilities:
Term loans under 2012 Loan Agreement	$—	$2,334
FFG loans	9,937	10,225
Unamortized debt discount	(2,231)	(2,637)
Loans payable, net of discount and current portion	7,706	9,922
Total loans payable, net of discount	$11,192	$12,236

2012 Loan Agreement

On December 7, 2012, the Company entered into a loan and security agreement (the “2012 Loan Agreement”) with SVB, and borrowed an aggregate of $2.5 million in two separate tranches: $0.5 million in December 2012 (the “2012 Term Loan A Advance”), and $2.0 million in February 2013 (the “2012 Term Loan B Advance”).

In connection with the 2012 Loan Agreement, the Company issued a Series A-2 warrant to SVB, which became exercisable with respect to 2,202 shares of Series A-2 preferred stock on December 12, 2012 in connection with the 2012 Term Loan A Advance, and with respect to 8,811 shares of Series A-2 preferred stock on February 25, 2013 in connection with the 2012 Term Loan B Advance. At the time of grant, the Series A-2 warrant was exercisable at a price of $4.54 per share. The Series A-2 warrant expires on December 6, 2022.

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

In connection with the First Amendment to the 2012 Loan Agreement, the Company issued a Series B warrant to SVB which became exercisable with respect to 7,251 shares of Series B preferred stock on February 29, 2016 in connection with the 2016 Term Loan A Advance, and with respect to 7,251 shares of Series B preferred stock on August 23, 2016 in connection with the 2016 Term Loan B Advance. At the time of grant, the Series B warrant was exercisable at a price of $7.24 per share. The Series B warrant expires on February 18, 2026.

Upon the closing of the IPO in November 2017, the Series A-2 warrant converted into a common stock warrant to purchase up to 3,940 shares of common stock at an exercise price of $12.70 per share. The Series B warrant converted into a common stock warrant to purchase up to 6,474 shares of common stock at an exercise price of $16.22 per share. At June 30, 2018, these warrants to purchase up to 3,940 shares of common stock at an exercise price of $12.70 and 6,474 shares of common stock at an exercise price of $16.22 remained outstanding.

Borrowings under the 2016 Term Loan A Advance and 2016 Term Loan B Advance (collectively, the “2016 Term Loan Advance”) bear interest at a rate per annum equal to the greater of 3.25% and The Wall Street Journal prime rate, in each case minus 0.25%; provided, however, that in an event of default, as defined in the 2012 Loan Agreement, the interest rate applicable to borrowings under the First Amendment will be increased by 4.0%. As of June 30, 2018 and December 31, 2017, the interest rate applicable to borrowings under the 2016 Term Loan Advance was 4.75% and 4.25%, respectively.

The Company is required to make equal monthly payments of principal as well as accrued interest beginning January 1, 2017 through December 1, 2019 (the “First Amendment Maturity Date”), when all unpaid principal and interest become due and payable. The First Amendment also provided that the Company could voluntarily prepay all (but not less than all) of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee, which ranges from 0% to 2% of the outstanding principal if paid prior to the First Amendment Maturity Date. The Company has not accrued for this prepayment fee as it had not intended to prepay the outstanding balance and the prepayment fee is 0% as of June 30, 2018. A final payment of 5.0% multiplied by the principal amount of the borrowings under the 2016 Term Loan Advance is due upon the earlier to occur of the First Amendment Maturity Date or prepayment of all outstanding principal. The final payment is being accreted to interest expense through the First Amendment Maturity Date. In connection with the First Amendment, the Company paid an arrangement fee of $20,000 to SVB and incurred legal costs of $7,000, both of which were recorded as a debt discount. The debt discount is reflected as a reduction of the carrying value of the loan payable on the Company’s consolidated balance sheet and is being amortized to interest expense over the term of the loan using the effective interest method.

The Company was in compliance with all covenants under the 2012 Loan Agreement as of December 31, 2017. In March 2018, the Company entered into an Option and License Agreement with BB100, LLC, a subsidiary of Bravos Biosciences, LLC, under which BB100, LLC secured an exclusive, worldwide preclinical development license, and an option to a clinical development and commercialization license, to mAbs targeting E. coli that were discovered by the Company in its ASN200 program. In June 2018, the Company entered into an Option and License Agreement with BB200, LLC, a portfolio company of Bravos Biosciences, LLC, under which BB200, LLC secured an exclusive, worldwide preclinical development license, and an option to a clinical development and commercialization license to selected mAbs targeting K. pneumoniae that were discovered by the Company in its ASN300 program, including lead preclinical development candidate, ASN-5. As a result of entering into such Option and License Agreements without obtaining prior written consent of SVB, and subsequently delivering compliance certificates under the 2012 Loan Agreement that did not disclose these violations, the Company is currently in default under the 2012 Loan Agreement. On August 8, 2018, the Company and SVB entered into a Forbearance Agreement (the “Forbearance Agreement”), pursuant to which SVB has agreed to forbear from exercising its rights and remedies with respect to such default until the earlier to occur of (i) another event of default under the 2012 Loan Agreement or (ii) October 31, 2018.

In addition to the default in connection with the Option and License Agreements, the Company has discussed with SVB whether its decision to discontinue its Phase 2 clinical trial of ASN100 may be considered a material adverse change in the business, operations or condition (financial or otherwise) of the Company and, accordingly, an event of default under the terms of the 2012 Loan Agreement. To date, SVB has not agreed that the discontinuation of the trial does not constitute an event of default. If the trial discontinuation does constitute a material adverse change in the Company’s business, operations or condition, SVB will have the right to accelerate the Company's outstanding obligations under the 2012 Loan Agreement.

Because the Company’s obligations under the 2012 Loan Agreement may be accelerated at the election of SVB upon the expiration of the Forbearance Agreement, or earlier if another event of default occurs, including but not limited to if the ASN100 Phase 2 clinical trial discontinuation constitutes a material adverse change in the Company’s business, operations or condition, the Company has presented the SVB loan payable as current on the consolidated balance sheet as of June 30, 2018.

The Company recognized interest expense under the 2012 Loan Agreement, as amended, of $0.1 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0.3 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, the unamortized debt discount was $14,000 and $26,000, respectively.

The Company made aggregate principal payments in connection with the 2012 Loan Agreement of $0.6 million and $0.6 million during the three months ended June 30, 2018 and 2017, respectively, and $1.2 million and $1.2 million during the six months ended June 30, 2018 and 2017, respectively.

FFG Loans

In connection with the funding agreements with FFG (see Note 5), the Company received loans from FFG. Loans from FFG were made on a project-by-project basis and had an aggregate principal amount outstanding of $9.9 million and $10.2 million as of June 30, 2018 and December 31, 2017, respectively. Amounts due under the FFG loans bear interest at rates ranging from 0.75% to 2.0% per annum and mature at various dates between June 2020 and March 2023. Interest on amounts due under the loans is payable semi-annually in arrears, with all principal and remaining accrued interest due upon maturity.

In addition, the Company has recorded a discount to the carrying value of each FFG loan for the portion of the loan proceeds allocated to grant funding, which is being amortized to interest expense over the term of the loan using the effective interest method. As of June 30, 2018 and December 31, 2017, the unamortized debt discount related to FFG loans was $2.2 million and $2.6 million, respectively.

The Company recognized interest expense of $0.2 million and $0.2 million during the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.3 million during the six months ended June 30, 2018 and 2017, respectively, related to the FFG loans. There were no principal payments due or paid under the FFG loans during the three and six months ended June 30, 2018 and 2017.

The Company may be required to return all or a portion of the FFG loans and/or grants (see Note 5) if it does not comply with the terms of the related FFG funding agreements and related guidelines, including specified requirements as to continued operations with respect to certain locations and funded projects. To date, FFG has not requested the return of any amounts received by the Company under the funding agreements.

7.	Common Stock

As of June 30, 2018 and December 31, 2017, the Company had reserved 2,738,039 shares and 2,187,252 shares of common stock, respectively, for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan and the exercise of outstanding warrants to purchase shares of common stock.

8.	Stock-Based Compensation

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) provides for the grant by the Company of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Incentive stock options may be granted only to the Company’s employees, including officers and directors who are also employees. Awards other than incentive stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. Following the adoption of the 2017 Plan, no further grants will be made under the Company’s 2010 Special Stock Incentive Plan (“Special Plan”) and 2011 Stock Incentive Plan (“2011 Plan”).

Upon its adoption, the number of shares of the Company’s common stock initially reserved for issuance under the 2017 Plan was the sum of 585,994 shares, plus the number of shares of the Company’s common stock available for issuance under the Special Plan and the 2011 Plan immediately prior to the effectiveness of the 2017 Plan. In addition, the number of shares of the Company’s common stock subject to outstanding awards under the Special Plan and 2011 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be available for future grant under the 2017 Plan. The number of shares of common stock reserved for issuance under this plan will automatically increase on January 1 of each year, through January 1, 2027, in an amount equal to the lowest of 1,025,490 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on January 1 of each year and an amount determined by the Company’s board of directors.

Shares that are expired, terminated, surrendered or canceled under the 2017 Plan without having been fully exercised will be available for future awards. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses	$439	$62	$616	$124
General and administrative expenses	614	110	1,002	230
	$1,053	$172	$1,618	$354

As of June 30, 2018 and December 31, 2017, total unrecognized compensation cost related to the unvested stock-based awards was $11.4 million and $4.0 million, respectively, which is expected to be recognized over weighted average periods of 3.07 and 2.76 years, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2017 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2017	1,403,119	$6.26	8.81	$9,128
Granted	829,500	17.19
Exercised	(21,027)	7.25
Forfeited	(111,977)	11.06
Outstanding as of June 30, 2018	2,099,615	$10.31	8.83	$185
Options exercisable as of June 30, 2018	540,178	$6.06	7.47	$185
Options unvested as of June 30, 2018	1,559,437	$11.79	9.30	$—

The weighted average grant-date fair value per share of stock options granted during the three and six months ended June 30, 2018 was $11.66 and $11.77, respectively.

9.	Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(12,133)	$(5,705)	$(22,763)	$(11,090)
Accretion of redeemable convertible preferred stock to redemption value	—	(13)	—	(20)
Net loss attributable to common stockholders	$(12,133)	$(5,718)	$(22,763)	$(11,110)
Denominator:
Weighted average common shares outstanding—basic and diluted	14,304,102	513,900	14,299,288	513,900
Net loss per share attributable to common stockholders — basic and diluted	$(0.85)	$(11.13)	$(1.59)	$(21.62)

The Company’s potentially dilutive securities, which include options to purchase common stock, redeemable convertible preferred stock, warrants to purchase common stock and warrants to purchase redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three and Six Months Ended June 30,
	2018	2017
Options to purchase common stock	2,099,615	1,198,291
Redeemable convertible preferred stock (as converted to common stock)	—	6,729,121
Warrants to purchase common stock	10,414	—
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	10,414
	2,110,029	7,937,826

10.	Commitments and Contingencies

Lease Agreements

In November 2010, the Company entered into a lease agreement for office, laboratory, parking and storage space in Vienna, Austria (“Vienna Lease”), which expires on April 30, 2021. The Company has the option to extend the lease agreement for an additional year. The Vienna Lease includes a rent escalation clause based on an inflation index.

In July 2015, the Company entered into a lease agreement for an animal-use facility in Vienna, Austria (“Animal-use Lease”). The lease initially had a one-year noncancelable term, which expired in June 2016, after which the lease became cancelable by either party upon six months’ prior written notice. Base rent for the Animal-use Lease is approximately $0.4 million annually, accordingly, rent expense is being recognized on a straight-line basis over the lease term.

In November 2015, the Company entered into a lease agreement for office and laboratory space in Waltham, MA (“Waltham Lease”), which expires on January 31, 2019. The Waltham Lease includes a rent escalation clause, and accordingly, rent expense is being recognized on a straight-line basis over the lease term.

In June 2018, the Company entered into a lease agreement for office space in Waltham, MA (“Lease Agreement”). The term of the Lease Agreement commences on the earlier of (a) the later to occur of (x) the date on which the premises are ready for occupancy and (y) December 1, 2018, or (b) the date on which the Company commences occupancy (the “Commencement Date”) and expires approximately five years from the Commencement Date. The Company currently anticipates that the term will begin on December 1, 2018. The Lease Agreement includes a rent escalation clause, and accordingly, rent expense will be recognized on a straight-line basis over the lease term.

The Company recognizes rent expense over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid.

The Company recorded rent expense of $0.3 million and $0.3 million during the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and $0.6 million during the six months ended June 30, 2018 and 2017.

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of June 30, 2018 (in thousands):

Year Ending December 31,
2018	$662
2019	881
2020	996
2021	648
2022	479
Thereafter	448
$4,114

On August 10, 2018, the Company entered into an amendment to the Lease Agreement (“Amended Lease Agreement”) with BP Bay Colony LLC (the “Lessor”). Under the terms of the Amended Lease Agreement, the Company will relocate its Waltham, MA premises to a new premises with 5,711 square feet of office space as compared to the 10,290 square feet premises in the original Lease Agreement. The annual base rent obligation is approximately $0.3 million, with a total cash obligation for the base rent over the initial five-year term of the Amended Lease Agreement is approximately $1.3 million. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, in accordance with the terms of the Amended Lease Agreement. The Company will provide a security deposit in the amount of $0.3 million as well as a relocation payment of $0.1 million to the Lessor. The entry into this Amended Lease Agreement reduces the minimum lease payments presented in the table above from $4.1 million to approximately $3.2 million.

License Agreements

The Company entered into the Adimab Option Agreement in February 2017 under which it is obligated to make contingent and non-contingent payments should the Company exercise its option to obtain rights to certain RSV antibodies (see Note 5). If the Company chose to exercise its option, it would be obligated to pay Adimab an option fee of $0.3 million and make clinical and regulatory milestone payments of up to $24.4 million, as well as royalty payments on a product-by-product and country-by-country basis of a mid single-digit percentage based on net sales by the Company, its affiliates, licensees or sublicensees of products based on certain RSV antibodies during the applicable term for such product in that country. The Company may choose to exercise its option under the terms of the Adimab Option Agreement at any time on or before August 31, 2019. As of June 30, 2018 and December 31, 2017, the Company had not exercise its option under the Adimab Option Agreement.

Manufacturing Commitments

In July 2016, the Company entered into an agreement with Boehringer Ingelheim International GmbH (“BI”), a contract manufacturing organization, for the manufacture and supply of ASN100 drug product for the Company’s completed Phase 1 and discontinued Phase 2 clinical trials. In March 2016, the Company entered into an agreement with Cytovance Biologics, Inc. (“Cytovance”) for process development and the manufacture and supply of ASN100 drug product. Under such agreements, the Company is obligated to pay BI and Cytovance development and manufacturing milestones, in addition to reimbursement of certain material production-related costs. Additionally, the Company is required to make prepayments for process development services and manufacture and delivery of ASN100 material. The terms of these agreements require future delivery and formal acceptance of the clinical material upon delivery from BI and Cytovance. Formal acceptance includes validation of the clinical material and that established specifications and good manufacturing practices, or GMP, standards have been followed during the manufacture. It is only after acceptance that title and risks and rewards of ownership pass to the Company and at that time advance payments will be applied to the purchase of clinical materials required to be produced under the agreements. The purchase of the clinical material will, at the point of delivery, be charged to research and development expense. The Company’s policy is to expense research and development costs as incurred (i.e., as services are provided by the Company’s vendors or as qualifying materials are delivered).

The Company did not terminate the agreements with BI and Cytovance following its decision to discontinue the Phase 2 clinical trial for ASN100. Amounts recorded as of June 30, 2018 represent advance payments to BI and Cytovance for the development and manufacturing of ASN100 drug product that is expected to be completed in the second half of 2018. As of June 30, 2018 and December 31, 2017, the Company had committed to minimum payments under this agreement totaling $3.2 million and $4.7 million, respectively. As of June 30, 2018 and December 31, 2017, prepaid clinical manufacturing expenses totaled $2.4 million $0, respectively.

11.	Related Party Transactions

Agreements with Adimab, LLC

The Company made payments to Adimab of $0.1 million and $0 during the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0 during the six months ended June 30, 2018 and 2017, respectively, under the Adimab Option Agreement. The Company recognized $14,000 and $58,000 during the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0.1 million during the six months ended June 30, 2018 and 2017, respectively, of research and development expense under the Adimab Option Agreement. As of June 30, 2018 and December 31, 2017, the Company owed $14,000 and $21,000, respectively, to Adimab under the Adimab Option Agreement. The chairman of the Company’s board of directors is a co-founder of Adimab and currently serves as Adimab’s Chief Executive Officer.

Services and Facilities Agreement with EveliQure Biotechnologies GmbH

The Company’s wholly owned subsidiary, Arsanis Biosciences GmbH, leases office and lab space in Vienna, Austria from a third party. In February 2015, Arsanis Biosciences GmbH entered into a services and facilities agreement with EveliQure Biotechnologies GmbH (“EveliQure”) under which the Company provides certain laboratory services and sublets office and lab space to EveliQure. Tamas Henics, the husband of Eszter Nagy, the Company’s former Chief Scientific Officer, serves as Chief Scientific Officer at EveliQure.

On June 28, 2018 and in accordance with the terms of this agreement with EveliQure, the Company provided EveliQure with written notice that the services and facilities agreement will terminate and EveliQure will vacate the sublet space no later than December 31, 2018.

During the three and six months ended June 30, 2018, the Company received payments from EveliQure under the agreement of $0 and $0.1 million, respectively, and less than $0.1 million and $0.1 million during the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2018 and 2017, the Company recognized other income under the agreement of less than $0.1 million in each period. As of June 30, 2018 and December 31, 2017, amounts due from EveliQure totaled less than $0.1 million and $0.1 million, respectively.

12.	Subsequent Events

August 2018 Amended and Restated Gates Foundation Grant Agreement

On August 8, 2018, the Company entered into an amended and restated grant agreement with the Gates Foundation which replaces the February 2017 grant agreement in its entirety. The amended and restated grant agreement includes amendments to conform to current Gates Foundation audit, reporting, and other administrative requirements, as well as to make the Company’s grant of a perpetual license to the Gates Foundation irrevocable. See Note 5 for further discussion.

August 2018 Gates Foundation Grant Agreement

On August 8, 2018, the Company entered into an additional grant agreement with the Gates Foundation pursuant to which the Gates Foundation granted to the Company up to $1.1 million to conduct preclinical development activities for the RSV project that were not included in the February 2017 grant agreement, as amended and restated in August 2018. In return, the Company has agreed to conduct the RSV project in a manner that ensures that the knowledge and information gained from the project will be promptly and broadly disseminated, and that the products, technologies, materials, processes and other intellectual property resulting from the RSV project will be made available and accessible at an affordable price to people most in need within developing countries. These obligations survive any expiration or termination of the grant agreement. See Note 5 for further discussion.

August 2018 Forbearance Agreement with Silicon Valley Bank

On August 8, 2018, the Company and SVB entered into a Forbearance Agreement to address the Company’s ongoing default under the 2012 Loan Agreement as a result of the Company’s failure to obtain SVB’s written consent prior to entering into certain Option and License Agreements. Under the terms of the Forbearance Agreement, SVB has agreed to forbear from exercising its rights and remedies with respect to such defaults until the earlier to occur of (i) another event of default under the 2012 Loan Agreement or (ii) October 31, 2018. See Note 6 for further discussion.

August 2018 Lease Amendment

On August 10, 2018, the Company entered into an amendment to its Lease Agreement (“Amended Lease Agreement”) with BP Bay Colony LLC (the “Lessor”). Under the terms of the Amended Lease Agreement, the Company will relocate its premises in Waltham, MA to a new premises with 5,711 square feet of office space as compared to the 10,290 square feet premises in the original Lease Agreement. The term of the Amended Lease Agreement commences on January 1, 2019 and expires December 31, 2023. The Company has the option to extend the term for one additional five-year period upon the Company’s written notice to the Lessor at least nine months and no more than 12 months in advance of the extension. The Amended Lease Agreement terminates the Company’s one-time right of first offer, subject to certain terms and conditions, for additional space containing approximately 4,000 square feet specified in the Lease Agreement.

The annual base rent obligation is approximately $0.3 million, with a total cash obligation for the base rent over the initial five-year term of the Amended Lease Agreement is approximately $1.3 million. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, in accordance with the terms of the Amended Lease Agreement. The Company will provide a security deposit in the amount of $0.3 million as well as a relocation payment of $0.1 million to the Lessor. See Note 10 for further discussion.

August 2018 Reduction in Force

On August 10, 2018, the Company’s board of directors approved a reduction in workforce to reduce operating costs and better align the company’s workforce with the needs of its business following the Company’s discontinuation of the clinical development of ASN100. As part of this reduction in workforce, the Company plans to eliminate 19 positions across the company, representing approximately 44% of its workforce. The Company anticipates that it will substantially complete the implementation of the reduction in workforce by the fourth quarter of 2018.

The Company currently estimates that it will incur total expenses relating to the reduction in workforce of approximately $0.6 million, which is comprised of notice and severance payments. The Company expects to record these charges in the third and fourth quarters of 2018.

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

Overview

We are a clinical-stage biopharmaceutical company focused on applying monoclonal antibody, or mAb, immunotherapies to address serious infectious diseases. We possess a deep understanding of the pathogenesis of infection, paired with access to what we believe to be some of the most advanced mAb discovery techniques and platforms available today.

On June 28, 2018, we announced the discontinuation of our Phase 2 clinical trial of ASN100 for the prevention of S. aureus pneumonia in high-risk, mechanically ventilated patients following the completion of a planned interim analysis of unblinded trial data for 118 patients by an independent data review committee, or DRC. Based on the results of this analysis, the DRC determined that the trial was futile, meaning that it was not likely to meet its primary end-point upon completion, and recommended that trial enrollment be discontinued. We intend to conduct follow-up visits on patients dosed in the trial per the study protocol and to evaluate the complete dataset from the 154 patients that were enrolled in the trial to better understand the basis for this result. We expect to complete this evaluation in the fourth quarter of 2018 and have ceased further clinical development of ASN100, pending the results of this analysis. We do not expect to incur material costs for this program beyond the fourth quarter of 2018.

On August 10, 2018, our board of directors approved a reduction in workforce to reduce operating costs and better align our workforce with the needs of our business following our discontinuation of the clinical development of ASN100 pending the completion of our evaluation of the complete dataset from our Phase 2 trial. As part of this reduction in workforce, we plan to eliminate 19 positions across our company, representing approximately 44% of our workforce. We anticipate that we will substantially complete the implementation of the reduction in workforce by the fourth quarter of 2018.

In light of the discontinuation of the clinical development of ASN100, we are considering strategic options that may potentially result in changes to our business strategy and future operations.

Pending any decision to change our strategic direction, our current operating plan provides for our ongoing review of the data from the ASN100 clinical trial, the continued development of our ASN500 program, as well as supporting our collaborators across our ASN200 and ASN300 programs, both of which were outlicensed to subsidiaries of Bravos Biosciences, LLC during the first half of 2018.

Since our inception in 2010, we have devoted substantially all of our resources to building our business to support discovery, research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have received significant proceeds from outside sources to fund our operations. We have funded our operations through June 30, 2018 primarily with proceeds from the following sources:

•	net cash proceeds of $75.1 million from sales of our preferred stock;
•	net cash proceeds of $39.5 million from sales of our common stock in our initial public offering;
•	net cash proceeds of $18.6 million from sales of our common stock in our private placement to New Enterprise Associates 16, L.P., or NEA;
•	gross proceeds of $14.4 million from borrowings under convertible promissory notes;
•	proceeds of $9.5 million from borrowings under a loan and security agreement with Silicon Valley Bank, or SVB, which, as amended, we refer to as the 2012 Loan Agreement;
•	proceeds of $9.2 million and $9.9 million of grant and loan proceeds, respectively, from our funding agreements with Österreichische Forschungsförderungsgesellschaft mbH, or FFG;
•	proceeds of $4.9 million of research and development incentive payments received from the Austrian government; and
•	proceeds of $1.6 million from a grant agreement with the Bill & Melinda Gates Foundation, or the Gates Foundation.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $12.1 million and $5.7 million for the three months ended June 30, 2018 and 2017, respectively, and $22.8 million and $11.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $115.0 million.

Over the next several quarters we expect that our research and development expenses related to ASN100 will be reduced due to the discontinuation of our clinical development of ASN100. Pending any change in our strategic direction, we expect to continue to incur significant expenses to advance our ASN500 program. We also expect to continue to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding to support our continuing operations and pursue our business strategy, until such time as we can generate significant revenue from product sales, if ever. We expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from the sale of equity. We also plan to pursue additional funding from outside sources, including proceeds from our existing grant and potential future grant agreements with the Gates Foundation; our expansion of, or our entry into, new borrowing arrangements; grants and loans under our existing funding agreements with FFG; research and development incentive payments from the Austrian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, as well as the uncertainties regarding the outcomes from our ongoing review of strategic alternatives, if any, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of June 30, 2018, we had cash and cash equivalents of $49.9 million. We believe our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Recent Developments

February 2017 and August 2018 Amended and Restated Gates Foundation Grant Agreement

In February 2017, we entered into a grant agreement with the Gates Foundation, under which the Gates Foundation agreed to provide us with up to $9.3 million to conduct preclinical development of mAbs for the prevention of RSV infection in newborns, which we refer to as the RSV project.

In August 2018, we entered into an amended and restated grant agreement which replaces the February 2017 grant agreement in its entirety. The amended and restated grant agreement includes amendments to conform to current Gates Foundation audit, reporting, and other administrative requirements as well as to make the perpetual Gates Foundation license grant described below irrevocable.

August 2018 Gates Foundation Grant Agreement

In August 2018, we entered into a grant agreement with the Gates Foundation pursuant to which the Gates Foundation granted us up to $1.1 million to conduct preclinical development activities for the RSV project that were not included in the February 2017 grant agreement, as amended and restated in August 2018. In return, we have agreed to conduct the RSV project in a manner that ensures that the knowledge and information gained from the project will be promptly and broadly disseminated, and that the products, technologies, materials, processes and other intellectual property resulting from the RSV project (which we collectively refer to as the funded developments) will be made available and accessible at an affordable price to people most in need within developing countries. These obligations survive any expiration or termination of the grant agreement.

To this end, we have granted the Gates Foundation a non-exclusive, perpetual, irrevocable, royalty-free, fully paid up, sublicensable license to make, use, sell, offer to sell, import, distribute, copy, modify, create derivative works, publicly perform and display the funded developments and, to the extent incorporated into a funded development or required to use a funded development, any other technology created outside of the RSV project that was used as part of the RSV project, for the benefit of people in developing countries. We have also agreed to seek prompt publication of data and results developed under the RSV project under “open access” terms and conditions. This license and these publication obligations survive any expiration or termination of the grant agreements.

The August 2018 grant agreement expires on August 31, 2018. The Gates Foundation can modify, suspend or discontinue any payment under the grant agreement, or terminate the grant agreement, if it is not reasonably satisfied with our progress on the RSV project; if there are significant changes to our leadership or other factors that the Gates Foundation reasonably believes may threaten the RSV project’s success; if we undergo a change in control; if there is a change in our tax status; or if we fail to comply with the grant agreement. Any grant funds that have not been used for, or committed to, the RSV project upon the expiration or termination of the agreement must be returned to the Gates Foundation or otherwise used as directed by the Gates Foundation.

August 2018 Forbearance Agreement with Silicon Valley Bank

On December 7, 2012, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, which we refer to as the 2012 Loan Agreement. We entered into the First Amendment to the 2012 Loan Agreement on February 29, 2016.

We were in compliance with all covenants under the 2012 Loan Agreement as of December 31, 2017. During the six months ended June 30, 2018, we failed to comply with the covenants under the 2012 Loan Agreement when we entered into separate option and license agreements for our ASN200 and ASN300 programs with subsidiaries of Bravos Biosciences, LLC without obtaining prior written consent of SVB, and then delivered compliance certificates to SVB that did not disclose these violations. As a result, we are currently in default under the 2012 Loan Agreement and SVB may, at its option, declare all of our obligations under the 2012 Loan Agreement to be immediately due and payable. On August 8, 2018, we and SVB entered into a Forbearance Agreement pursuant to which SVB has agreed to forbear from exercising its rights and remedies with respect to such defaults until the earlier to occur of (i) another event of default under the 2012 Loan Agreement or (ii) October 31, 2018.

In addition to the default in connection with the option and license agreements, we have also discussed with SVB whether our decision to discontinue our Phase 2 clinical trial of ASN100 may be considered a material adverse change in our business, operations or condition (financial or otherwise) and, accordingly, an event of default under the terms of the 2012 Loan Agreement. To date, SVB has not agreed that the discontinuation of the trial does not constitute an event of default. If the trial discontinuation does constitute a material adverse change in our business, operations or condition, SVB will have the right to accelerate our outstanding obligations under the 2012 Loan Agreement.

August 2018 Lease Amendment

On August 10, 2018, we entered into an amendment to our June 2018 lease agreement with BP Bay Colony LLC, or Lessor, which we refer to as the Amended Lease Agreement. Under the terms of the Amended Lease Agreement, we will relocate our premises in Waltham, MA to a new premises with 5,711 square feet of office space as compared to the 10,290 square feet premises in the original lease agreement. The term of the Amended Lease Agreement commences on January 1, 2019 and expires December 31, 2023. We have the option to extend the term for one additional five-year period upon our written notice to the Lessor at least nine months and no more than 12 months in advance of the extension. The Amended Lease Agreement terminates our one-time right of first offer, subject to certain terms and conditions, for additional space containing approximately 4,000 square feet specified in the original lease agreement.

The annual base rent obligation is approximately $0.3 million, with a total cash obligation for the base rent over the initial five-year term of the Amended Lease Agreement is approximately $1.3 million. In addition to the base rent, we are also responsible for our share of operating expenses, electricity and real estate taxes, in accordance with the terms of the Amended Lease Agreement. We will provide a security deposit in the amount of $0.3 million as well as a relocation payment of $0.1 million to the Lessor.

August 2018 Reduction in Force

On August 10, 2018, our board of directors approved a reduction in workforce to reduce operating costs and better align our workforce with the needs of our business following our discontinuation of the clinical development of ASN100 pending the completion of our evaluation of the complete dataset from our Phase 2 trial. As part of this reduction in workforce, we plan to eliminate 19 positions across our company, representing approximately 44% of our workforce. We anticipate that we will substantially complete the implementation of the reduction in workforce by the fourth quarter of 2018.

We currently estimate that we will incur total expenses relating to the reduction in workforce of approximately $0.6 million, which is comprised of notice and severance payments. We expect to record these charges in the third and fourth quarters of 2018.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the near future. If our development efforts for any product candidates are successful and result in regulatory approval or license agreements with third parties, we may generate revenue in the future from product sales.

We recognize proceeds received from grants under our funding agreements with FFG, our research and development incentives from the Austrian government and our grant agreement with the Gates Foundation as other income, rather than as revenue.

Operating Expenses

Research and Development Expenses.    Research and development expenses consist primarily of costs incurred in connection with the discovery and development of product candidates. These expenses include:

•

expenses incurred under agreements with contract research organizations, or CROs, that are primarily engaged in the oversight and conduct of our clinical trials, if any; contract manufacturing organizations, or CMOs, that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs, as well as investigative sites and consultants that conduct any clinical trials, preclinical studies and other scientific development services;

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

Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and programs and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and central laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under license or option agreements. We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track their costs by program.

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
ASN100	$5,482	$1,903	$10,719	$4,385
ASN200	3	23	18	30
ASN300	1	—	17	2
ASN400	—	25	3	42
ASN500	344	253	615	281
Unallocated research and development expenses	3,100	1,702	5,691	3,557
Total research and development expenses	$8,930	$3,906	$17,063	$8,297

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of our ASN500 program or any of our potential future product candidates or when, if ever, material net cash inflows may commence from any potential future product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

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

We may never succeed in achieving regulatory approval for any product candidates. We may obtain unexpected results from clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of any product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. Drug commercialization will take several years and millions of dollars in development costs.

General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and benefits, travel and stock-based compensation expense for personnel in executive, director, finance and administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, accounting and audit services.

General and administrative expenses incurred during this period include increased accounting, audit, legal, compliance and director and officer insurance costs as well as investor and public relations expenses associated with our becoming a public company in November 2017.

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

Interest Income.    Interest income primarily consists of interest earned on cash equivalents.

Change in Fair Value of Warrant Liability.    In connection with the 2012 Loan Agreement, we issued to SVB warrants to purchase shares of our preferred stock. We recognized the non-cash changes in the fair value of the warrants as a component of other income (expense), net in our consolidated statement of operations. Upon the closing of our initial public offering, these warrants became exercisable for shares of common stock instead of convertible preferred stock. The warrants met the criteria to be classified in stockholders’ equity and the fair value of the warrant liability as of the initial public offering date was reclassified to stockholders’ equity (deficit). As a result, we no longer recognize any changes to the fair value of the warrants through other income (expense).

Change in Fair Value of Derivative Liability.    We issued convertible promissory notes that contained a contingent put option and a conversion feature, each of which met the definition of a derivative instrument. We recognized the changes in the fair value of the derivative liability as a component of other income (expense), net in our consolidated statement of operations. The convertible promissory notes converted into shares of Series D preferred stock in connection with the sale of our Series D convertible preferred stock in April 2017. As a result, no convertible promissory notes remained outstanding and we no longer recognize changes in the fair value of the derivative liability through other income (expense).

Loss on the Extinguishment of Debt.    In April 2017, in connection with the sale of our Series D convertible preferred stock, all of the outstanding principal and accrued interest under the convertible promissory notes that we issued in 2016 and 2017 was automatically converted into shares of Series D convertible preferred stock. We recorded a loss on extinguishment of debt related to this conversion.

Other Income (Expense).    Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$8,930	$3,906	$5,024
General and administrative	3,686	1,738	1,948
Total operating expenses	12,616	5,644	6,972
Loss from operations	(12,616)	(5,644)	(6,972)
Other income (expense):
Grant and incentive income	516	862	(346)
Interest expense	(259)	(444)	185
Interest income	225	—	225
Change in fair value of warrant liability	—	11	(11)
Change in fair value of derivative liability	—	—	—
Loss on extinguishment of debt	—	(462)	462
Other income (expense), net	1	(28)	29
Total other income (expense), net	483	(61)	544
Net loss	$(12,133)	$(5,705)	$(6,428)

Research and Development Expenses.

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
ASN100	$5,482	$1,903	$3,579
ASN200	3	23	(20)
ASN300	1	—	1
ASN400	—	25	(25)
ASN500	344	253	91
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	2,525	1,260	1,265
Other	575	442	133
Total research and development expenses	$8,930	$3,906	$5,024

Research and development expenses were $8.9 million for the three months ended June 30, 2018, compared to $3.9 million for the three months ended June 30, 2017. The increase of $5.0 million was primarily due to an increase of $3.6 million in direct costs for our ASN100 program, an increase of $0.1 million in direct costs for our ASN500 program, and an increase of $1.4 million in unallocated research and development expenses.

The increase in direct costs for our ASN100 program was primarily due to CMO and CRO fees for process development and establishment of manufacturing capabilities for the supply of our clinical materials, the oversight and conduct of our Phase 2 clinical trial and investigator fees for that same clinical trial.

On June 28, 2018, we announced that the DRC for our ASN100 Phase 2 clinical trial recommended that trial enrollment be discontinued based on the DRC’s conclusion that the trial was not likely to meet its primary end-point upon completion. Based on the DRC recommendation, we decided to discontinue the Phase 2 clinical trial of ASN100. We expect that direct costs for ASN100 will remain reasonably consistent for the third quarter of 2018 when compared to the second quarter of 2018 as we and our CMO and CROs complete and close the trial and CMO activities.

Our ASN500 program was initiated in March 2017. Direct costs for our ASN500 program during the three months ended June 30, 2018 were primarily due to third-party fees for the oversight and conduct of preclinical research, facility costs and preclinical program expenses associated with internal lab consumables. We expect that our direct costs for our ASN500 program will increase as we advance our ASN500 program through preclinical development.

The increase in unallocated research and development expenses was due primarily to an increase of $1.3 million in personnel-related costs (including increases in salaries and wages of $0.7 million and stock-based compensation of $0.4 million) primarily due to the hiring of new personnel and increased employee compensation.

General and Administrative Expenses.     General and administrative expenses were $3.7 million for the three months ended June 30, 2018, compared to $1.7 million for the three months ended June 30, 2017. The increase of $1.9 million was primarily related to additional costs associated with operating as a public company, including increases of $0.9 million in personnel costs (which included increases in salaries and wages of $0.1 million and stock-based compensation of $0.5 million) primarily due to an increase in headcount and employee compensation, $0.1 million in Board of Directors fees, $0.2 million in insurance fees and $0.7 million in professional fees primarily due to legal and accounting costs.

Other Income (Expense), Net.     Other income, net was $0.5 million for the three months ended June 30, 2018, compared to $0.1 million of other expense, net for the three months ended June 30, 2017. The increase of $0.5 million in other income, net was primarily due to a decrease in loss on extinguishment of debt of $0.5 million in connection with the April 2017 conversion of our 2016 and 2017 convertible promissory notes into shares of our Series D convertible preferred stock, a decrease of $0.2 million in interest expense primarily associated with our convertible promissory notes, and an increase in interest income of $0.2 million, primarily from the bank interest earned on the cash received from the initial public offering and concurrent private placement of our common stock. These increases in other income, net were partially offset by a decrease in grant and incentive income of $0.3 million primarily associated with our grant agreement with the Gates Foundation.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$17,063	$8,297	$8,766
General and administrative	6,503	3,174	3,329
Total operating expenses	23,566	11,471	12,095
Loss from operations	(23,566)	(11,471)	(12,095)
Other income (expense):
Grant and incentive income	961	1,562	(601)
Interest expense	(526)	(1,463)	937
Interest income	441	—	441
Change in fair value of warrant liability	—	11	(11)
Change in fair value of derivative liability	—	762	(762)
Loss on extinguishment of debt	—	(462)	462
Other income (expense), net	(73)	(29)	(44)
Total other income (expense), net	803	381	422
Net loss	$(22,763)	$(11,090)	$(11,673)

Research and Development Expenses.

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
ASN100	$10,719	$4,385	$6,334
ASN200	18	30	(12)
ASN300	17	2	15
ASN400	3	42	(39)
ASN500	615	281	334
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,536	2,614	1,922
Other	1,155	943	212
Total research and development expenses	$17,063	$8,297	$8,766

Research and development expenses were $17.1 million for the six months ended June 30, 2018, compared to $8.3 million for the six months ended June 30, 2017. The increase of $8.8 million was primarily due to an increase of $6.3 million in direct costs for our ASN100 program, an increase of $0.3 million in direct costs for our ASN500 program, and an increase of $2.1 million in unallocated research and development expenses.

The increase in direct costs for our ASN100 program was primarily due to CMO and CRO fees for process development and establishment of manufacturing capabilities for the supply of our clinical materials, the oversight and conduct of our Phase 2 clinical trial and investigator fees for that same clinical trial. Based on our decision to discontinue the Phase 2 clinical trial of ASN100, we expect that direct costs for ASN100 will decline in the second half of 2018 when compared to the first six months of 2018 as we and our CMO and CROs complete and close the trial and CMO activities.

Direct costs for our ASN500 program during the six months ended June 30, 2018 were primarily due to third-party fees for the oversight and conduct of preclinical research, facility costs and preclinical program expenses associated with internal lab consumables. We expect that our direct costs for our ASN500 program will increase as we advance our ASN500 program through preclinical development.

The increase in unallocated research and development expenses was due primarily to an increase of $1.9 million in personnel-related costs (including increases in salaries and wages of $0.9 million, stock-based compensation of $0.5 million and personnel travel costs of $0.3 million) primarily due to the hiring of new personnel and increased employee compensation.

General and Administrative Expenses.     General and administrative expenses were $6.5 million for the six months ended June 30, 2018, compared to $3.2 million for the six months ended June 30, 2017. The increase of $3.3 million was primarily related to additional costs associated with operating as a public company, including increases of $1.3 million in personnel costs (which included increases in salaries and wages of $0.3 million and stock-based compensation of $0.8 million) primarily due to an increase in headcount and employee compensation, $0.3 million in Board of Directors fees, $0.3 million in insurance fees and $1.3 million in professional fees primarily due to legal and accounting costs associated with being a public company.

Other Income (Expense), Net.     Other income, net was $0.8 million for the six months ended June 30, 2018, compared to $0.4 million for the six months ended June 30, 2017. The increase of $0.4 million in other income, net was primarily due to a decrease of $0.9 million in interest expense primarily associated with our convertible promissory notes, a decrease in loss on extinguishment of debt of $0.5 million in connection with the April 2017 conversion of our 2016 and 2017 convertible promissory notes into shares of our Series D convertible preferred stock, and an increase in interest income of $0.4 million, primarily from the bank interest earned on the cash received from the initial public offering and concurrent private placement of our common stock. These increases in other income, net were partially offset by a decrease of $0.8 million in gains recognized as a result of decreases in the fair value of the derivative liability associated with our convertible promissory notes and a decrease in grant and incentive income of $0.6 million primarily associated with our grant agreement with the Gates Foundation.

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

Since our inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from our initial public offering and concurrent private placement, the sale of preferred stock, borrowings under convertible promissory notes, borrowings under the 2012 Loan Agreement, proceeds received from loans and grants under funding agreements with FFG, research and development incentive payments received from the Austrian government and proceeds from a grant agreement with the Gates Foundation. Through June 30, 2018, we had received net cash proceeds of $75.1 million from sales of our preferred stock, net cash proceeds of $58.1 million from the sale of our common stock, gross proceeds of $14.4 million from borrowings under convertible promissory notes, proceeds of $9.5 million from borrowings under the 2012 Loan Agreement with SVB, $9.2 million and $9.9 million of grant and loan proceeds, respectively, from our funding agreement with FFG, $4.9 million of research and development incentive payments received from the Austrian government and $1.6 million of proceeds from our grant agreement with the Gates Foundation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(25,657)	$(9,874)
Net cash used in investing activities	(27)	(41)
Net cash provided by (used in) financing activities	(1,058)	39,275
Effect of exchange rate changes on cash	(120)	55
Net increase (decrease) in cash, cash equivalents and restricted cash	$(26,862)	$29,415

Operating Activities.     During the six months ended June 30, 2018, operating activities used $25.7 million of cash, resulting from our net loss of $22.8 million and changes in our operating assets and liabilities of $5.0 million, partially offset by net non-cash charges of $2.1 million. We expect the discontinuation of the clinical development of ASN100 to result in a decline in cash used in operating activities in the second half of 2018 and 2019, as we expect our expenses associated with ASN100 to decline substantially.

Changes in our operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of a $1.6 million decrease in accounts payable and accrued expenses, a $2.4 million increase in prepaid expenses and other assets, a $0.6 million increase in grant and incentive receivables and a $0.3 million decrease in unearned income. The decrease in accounts payable and accrued expenses was primarily due to the payment of the 2017 annual bonuses in March 2018 and the timing of vendor invoices and payments. The increases in prepaid expenses and other assets were primarily due to prepayments for the supply of clinical materials. The increase in grant and incentive receivables was primarily due to income earned under the Austrian research and development incentive program during the six months ended June 30, 2018. The decrease in unearned income was primarily due to the amortization of the discount associated with the FFG loans.

During the six months ended June 30, 2017, operating activities used $9.9 million of cash, resulting from our net loss of $11.1 million and net cash used by changes in our operating assets and liabilities of $0.3 million, partially offset by net non-cash charges of $1.5 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2017 consisted primarily of a $1.7 million increase in prepaid expenses and other assets and a $0.5 million increase in grant and incentive receivables, partially offset by a $0.9 million increase in accounts payable and accrued expenses and a $1.1 million increase in unearned income. The increase in unearned income was primarily due to the payment of $1.6 million we received in March 2017 under our grant agreement with the Gates Foundation, of which $0.6 million was recognized as grant income as we incurred qualifying expenses under the agreement. The increase in accounts payable and accrued expenses was primarily due to increases in clinical trial costs associated with our Phase 2 clinical trial of ASN100. The increase in prepaid expenses and other current assets was primarily due to prepayments for clinical materials related to our Phase 2 clinical trial of ASN100. The increase in grant and incentive receivables was due to an increase in the amount of our qualifying expenditures as well as the timing of receipt of cash from FFG Grants. The decrease in accounts payable was a result of the timing of vendor invoices and payments.

Investing Activities.     During the six months ended June 30, 2018 and 2017, we used less than $0.1 million of cash in investing activities, consisting primarily of purchase of property and equipment.

Financing Activities.     During the six months ended June 30, 2018, cash used in financing activities was $1.1 million, consisting primarily of principal repayments under the 2012 Loan Agreement

During the six months ended June 30, 2017, net cash provided by financing activities was $39.3 million, consisting primarily of net cash proceeds of $34.9 million from our issuance of Series D convertible preferred stock in April 2017, proceeds of $4.9 million from our issuance of convertible promissory notes in January 2017 and proceeds of $0.7 million from loans under our funding agreements with FFG, partially offset by $1.2 million of principal repayments under the 2012 Loan Agreement.

2012 Loan Agreement

On December 7, 2012, we entered into the 2012 Loan Agreement with SVB, which, as amended, provided for aggregate borrowings of up to $7.0 million in the form of term loans. In February and August 2016, we borrowed the full $7.0 million available to us under the agreement. Following the August 2016 borrowing, no additional amounts remained available for borrowing under the 2012 Loan Agreement. As of June 30, 2018 and December 31, 2017, the outstanding principal amount under the 2012 Loan Agreement was $3.5 million and $4.7 million, respectively.

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

In connection with the 2012 Loan Agreement, between December 2012 and August 2016, we issued to SVB a warrant to purchase an aggregate of 11,013 shares of Series A-2 convertible preferred stock at an exercise price of $4.54 per share and a warrant to purchase an aggregate of 14,502 shares of Series B convertible preferred stock at an exercise price of $7.24 per share. The warrants became exercisable in connection with our borrowings under the 2012 Loan Agreement and are fully exercisable. The warrant to purchase shares of Series A-2 convertible preferred stock expires on December 6, 2022, and the warrant to purchase shares of Series B convertible preferred stock expires on February 18, 2026. In November 2017, in connection with the closing of the initial public offering, the warrants for the purchase of convertible preferred stock converted into warrants for the purchase of common stock. See Note 6 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information on the conversion of the warrants.

Borrowings under the 2012 Loan Agreement are collateralized by a pledge of substantially all of our assets other than our intellectual property, including 65% of the outstanding capital stock of our subsidiary in Austria. The 2012 Loan Agreement contains customary affirmative and negative covenants, including restrictions on our ability to pay dividends and encumber our intellectual property, but does not contain any financial covenants.

We were in compliance with all covenants under the 2012 Loan Agreement as of December 31, 2017. During the six months ended June 30, 2018, we failed to comply with the covenants under the 2012 Loan Agreement when we entered into separate option and license agreements for our ASN200 and ASN300 programs with subsidiaries of Bravos Biosciences, LLC without obtaining prior written consent of SVB, and then delivered compliance certificates to SVB that did not disclose these violations. As a result, we are currently in default under the 2012 Loan Agreement and SVB may, at its option, declare all of our obligations under the 2012 Loan Agreement to be immediately due and payable. On August 8, 2018, we and SVB entered into a Forbearance Agreement pursuant to which SVB has agreed to forbear from exercising its rights and remedies with respect to such defaults until the earlier to occur of (i) another event of default under the 2012 Loan Agreement or (ii) October 31, 2018.

In addition to the default in connection with the option and license agreements, we have also discussed with SVB whether our decision to discontinue the Phase 2 clinical trial of ASN100 may be considered a material adverse change in our business, operations or condition (financial or otherwise) and, accordingly, an event of default under the terms of the 2012 Loan Agreement. To date, SVB has not agreed that the discontinuation of the trial does not constitute an event of default. If the trial discontinuation does constitute a material adverse change in our business, operations or condition, SVB will have the right to accelerate our outstanding obligations under the 2012 Loan Agreement.

Because our obligations under the 2012 Loan Agreement may be accelerated at the election of SVB upon the expiration of the Forbearance Agreement, or earlier if another event of default occurs, including but not limited to if the ASN100 Phase 2 clinical trial discontinuation constitutes a material adverse change in our business, operations or condition, we have presented the SVB loan payable as current on the consolidated balance sheet as of June 30, 2018.

FFG Loans

Between September 2011 and March 2017, we entered into a series of funding agreements with FFG that provided for loans and grants to fund qualifying research and development expenditures of our Austrian subsidiary on a project-by-project basis, as approved by FFG. As of June 30, 2018 and December 31, 2017, the outstanding principal amount under loans from FFG was $9.9 million and $10.2 million, respectively, based on our actual spending for qualified expenditures.

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

As of June 30, 2018, the funding agreements with FFG are expected to provide us additional loans of approximately $1.0 million and additional grants of approximately $0.1 million if and when we incur specified amounts of qualifying expenditures.

We may be required to return all or a portion of the FFG loans and/or grants if we do not comply with the terms of the related FFG funding agreements and related guidelines, including specified requirements as to continued operations with respect to certain locations and funded projects. To date, FFG has not requested the return of any amounts received by us under the funding agreements.

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

Funding Requirements

Pending any decision to change our strategic direction, our current operating plan provides for the completion of our ongoing review of the cumulative unblinded data from the ASN100 Phase 2 clinical trial, the continued development of our ASN500 program as well as the continued support of our collaborators across our ongoing ASN200 and ASN300 programs, both of which were outlicensed to subsidiaries of Bravos Biosciences, LLC during the first half of 2018. We have ceased further clinical development of ASN100 pending the completion of our ongoing review of the cumulative unblinded data from the discontinued ASN100 Phase 2 clinical trial and currently do not expect to incur material costs for this program beyond 2018.

We currently expect to continue to incur significant expenses for at least the next several years as we advance our ASN500 program through preclinical development and clinical trials and seek regulatory approval of any product candidates. In addition, we expect to continue to incur additional costs associated with operating as a public company. Our expenses could increase over the long-term as we:

•	advance our ASN500 program;
•	advance potential future product candidates into preclinical and clinical development;
•

conclude our ongoing review of strategic options for our business that may potentially result in changes to our current business strategy and future operations, which in turn could result in significant future research and development and general and administrative expenses based on the outcome of this strategic review;

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

Based on this current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the first quarter of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional funding to complete the clinical development of any successful product candidate from our ASN500 program, commercialize any product candidate, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any potential future product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize such product candidate ourselves. Also, in light of the discontinuation of the Phase 2 clinical trial of our lead product candidate ASN100, we are considering strategic options for our business that may potentially result in changes to our current business strategy and future operations.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•	our ability to successfully consummate one or more strategic transactions;
•	our ability to eliminate all material ASN100-related expenses by the end of the fourth quarter of 2018;
•	the scope, progress, results and costs of researching and developing any product candidates, and conducting preclinical studies and clinical trials;
•	the costs, timing and outcome of regulatory review of any product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any product candidates for which we receive marketing approval;
•	the costs of manufacturing commercial-grade products and necessary inventory to support commercial launch;
•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
•	the revenue, if any, received from commercial sale of our products, should any product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-license other product candidates and technologies; and

•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, product candidates, if any.

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

Collaboration, License and Funding Arrangements

In February 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab, pursuant to which we have agreed to pay royalties of a mid single-digit percentage based on net sales by us or our affiliates of products that use or are based on any antibody discovered or optimized under the agreement, any derivative or modified version of any such antibody, or any sequence information as to any such antibody. In addition, if we sell or license to any third party, or otherwise grant rights to any third party to, any of the products for which we are obligated to pay Adimab royalties, either alone or as part of a package including specified patents not directed to these antibodies, we are obligated to pay Adimab either the same royalties on net sales of such products by such third party, or a percentage, ranging from the low double digits to a maximum of less than 30%, of the payments we receive from such third parties that are attributable to such grant of rights.

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

In February 2017, we entered into a grant agreement with the Gates Foundation, under which the Gates Foundation agreed to provide us up to $9.3 million to conduct preclinical development of mAbs for the prevention of RSV infection in newborns, which we refer to as the RSV project. In August 2018, we entered into an amended and restated grant agreement which replaces the February 2017 grant agreement in its entirety, and includes amendments to conform to current Gates Foundation audit, reporting, and other administrative requirements as well as to make the perpetual license that is granted to the Gates Foundation with respect to any funded developments resulting from the grant agreement irrevocable. In August 2018, we entered into an additional grant agreement with the Gates Foundation pursuant to which the Gates Foundation granted us up to $1.1 million to conduct preclinical development activities for the RSV project that were not included in the February 2017 grant agreement, as amended and restated in August 2018. Pursuant to both grant agreements, as amended, we have no payment obligations under the Adimab option and license agreement with respect to sales of products based on licensed RSV antibodies to the extent they are sold at cost in developing countries. However, if such products are sold in developing countries for an amount that exceeds cost, then the amount of such excess will be subject to the royalty payment obligations described in the preceding paragraph.

In April 2017, we entered into a letter agreement with the Gates Foundation pursuant to which we licensed to the Gates Foundation certain rights under our ASN100 program. We have no payment obligations under the Adimab collaboration agreement with respect to sales of certain antibody products if they are sold at cost in developing countries under our letter agreement with the Gates Foundation. However, if such products are sold in developing countries for an amount that exceeds cost, then the amount of such excess over cost will be subject to the royalty payment obligations described above. In addition, if the Gates Foundation terminates the agreement for certain specified uncured material breaches by us, we will be required, among other remedies, to redeem the then-held shares of our stock purchased by the Gates Foundation pursuant to the agreement or to facilitate the purchase of such stock by a third party. For any such redemption, the Gates Foundation stock will be valued at the greater of the original purchase price (plus specified interest) or the fair market value of such stock.

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

During the three and six months ended June 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2018 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Government contracts, grant agreements and incentive programs
•	Prepaid and accrued research and development expenses
•	Determination of the fair value of common stock prior to the initial public offering
•	Valuation of derivative liability

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

Contractual Obligations and Commitments

During the six months ended June 30, 2018, there were no material changes to our contractual obligations and commitments described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the Securities and Exchange Commission on March 9, 2018, other than the Amended Lease Agreement with respect to our office space in Waltham, MA.

The term of the Amended Lease Agreement commences on January 1, 2019 and expires December 31, 2023. We have the option to extend the term for one additional five-year period upon our written notice to the Lessor at least nine months and no more than 12 months in advance of the extension. The Amended Lease Agreement terminates our one-time right of first offer, subject to certain terms and conditions, for additional space containing approximately 4,000 square feet specified in the original lease agreement.

The annual base rent obligation is approximately $0.3 million, with a total cash obligation for the base rent over the initial five-year term of the Amended Lease Agreement is approximately $1.3 million. In addition to the base rent, we are also responsible for our share of operating expenses, electricity and real estate taxes, in accordance with the terms of the Amended Lease Agreement. We will provide a security deposit in the amount of $0.3 million as well as a relocation payment of $0.1 million to the Lessor.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, we had $3.5 million of borrowings outstanding under the 2012 Loan Agreement. Borrowings under the 2012 Loan Agreement bear interest at a rate per annum equal to the greater of 3.25% and The Wall Street Journal prime rate, in each case minus 0.25%, which resulted in an applicable interest rate of 4.75% as of June 30, 2018. Based on the principal amounts outstanding as of June 30, 2018, an immediate 10% change in the interest rate would not have a material impact on our debt-related obligations, financial position or results of operations.

As of June 30, 2018, we had $49.6 million of cash equivalents consisting of money market funds held in our sweep account. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, we would not expect an immediate 10% change in market interest rates to have a material impact on our financial position or results of operations.

Foreign Currency Exchange Risk

We are also exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses are incurred in U.S. dollars. Research and development costs are incurred by our subsidiary in Austria, whose functional currency is the Euro. During the three and six months ended June 30, 2018 and 2017, we recognized a foreign currency transaction loss of less than $0.1 million in each period. This loss primarily related to unrealized and realized foreign currency losses as a result of transactions entered into by our U.S. entity in currencies other than the U.S. dollar. These foreign currency transaction losses were recorded as a component of other income (expense), net in our condensed consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar and the Euro would not have a material impact on our financial position or results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net loss was $22.8 million and $11.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $115.0 million. We have funded our operations to date primarily with proceeds from our initial public offering and concurrent private placement, the sale of preferred stock, convertible debt financings, borrowings under a loan agreement, proceeds received from governmental loans and grants and proceeds received under a non-governmental grant. To date, we have devoted substantially all of our resources to building our business to support discovery, research and development activities for our programs.

We have devoted a significant portion of our financial resources and efforts to the development of ASN100. On June 28, 2018, we announced that the DRC for our ASN100 Phase 2 clinical trial recommended that trial enrollment be discontinued based on the DRC’s conclusion that the trial was not likely to meet its primary end-point upon completion. Based on the DRC recommendation, we decided to discontinue the Phase 2 clinical trial of ASN100 and have taken steps to notify health authorities and clinical investigators participating in the trial. We are in the process of performing analyses of the cumulative unblinded data from the trial to better understand the basis for this outcome. We have ceased further clinical development of ASN100 pending the completion of our ongoing review of the cumulative unblinded data from the trial. We expect to complete our assessment of the ASN100 Phase 2 clinical trial during the fourth quarter of 2018. Our determination as to our next steps will necessarily impact the amount of expenses we incur and the size of our operating losses for the foreseeable future.

Pending any decision to change our strategic direction, we expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

To become and remain profitable, we or any current or potential future collaborators must develop and eventually commercialize at least one product candidate with significant market potential. This will require that we or our collaborators be successful in a range of challenging activities, including completing preclinical studies and clinical trials of one or more product candidates, obtaining marketing approval for one or more these product candidates, manufacturing, marketing and selling those products for which we or our collaborators may obtain marketing approval and satisfying any post-marketing requirements. We or our collaborators may never succeed in any or all of these activities and, even if we or our collaborators do succeed, we or our collaborators may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, obtaining funding from government entities and non-government organizations, developing and securing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials of our most advanced product candidates and entering into licensing and funding agreements. We have not yet demonstrated the ability to initiate or complete later-stage clinical trials of any product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any evaluation of our business to date or predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

The discontinuation of our clinical development of ASN100 has required us to reevaluate our future development plans for any product candidates and programs and has significantly decreased the likelihood that we will commercialize any product candidates in the near term. We may never be successful in developing or commercializing any product candidates.

We will need to raise substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, reduce or eliminate certain of our product development efforts or other operations.

Pending any decision to change our strategic direction, we plan complete our ongoing review of the cumulative unblinded data from the ASN100 Phase 2 clinical trial, continue the development of our ASN500 program as well as support our collaborators across our ongoing ASN200 and ASN300 programs, both of which were outlicensed to subsidiaries of Bravos Biosciences, LLC during the first half of 2018. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash and cash equivalents at June 30, 2018 will be adequate to satisfy our capital needs into the first quarter of 2020 based on our current operating plans, which do not include material ASN100 expenses beyond the fourth quarter of 2018.

Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, our current changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•	our ability to successfully consummate one or more strategic transactions;
•	our ability to eliminate all material ASN100-related expenses by the end of the fourth quarter of 2018;
•	the scope, progress, results and costs of researching and developing our ASN500 program and any product candidates, and conducting preclinical studies and clinical trials;
•	the costs, timing and outcome of regulatory review of any product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any product candidates for which we receive marketing approval;
•	the costs of manufacturing commercial-grade products and necessary inventory to support commercial launch;
•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
•	the revenue, if any, received from commercial sale of our products, should any product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if any are approved, may not achieve commercial success. Our product revenue, if any, and any commercial milestones or royalty payments under our collaboration agreements will be derived from or based on sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, government funding, grants, collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our financing plans or the terms of such financings. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, additional debt financing would result in increased fixed payment obligations. In addition, if we elect to obtain any additional debt financing, our ability to do so may be limited by covenants we have made under our loan and security agreement with Silicon Valley Bank, or SVB, as amended, which we refer to as the 2012 Loan Agreement. For example, we have made a negative pledge in favor of SVB with respect to our intellectual property under the 2012 Loan Agreement, meaning that we will not pledge any of our intellectual property to a third party as collateral for a loan while the 2012 Loan Agreement is in effect. This negative pledge could further limit our ability to obtain additional debt financing on favorable terms.

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

Under our 2012 Loan Agreement with SVB, principal amounts outstanding totaled $3.5 million as of June 30, 2018. We are required to repay outstanding indebtedness under the 2012 Loan Agreement in monthly installments through December 2019. In addition, borrowings under the 2012 Loan Agreement are collateralized by a pledge of substantially all of our assets other than our intellectual property, including 65% of the outstanding capital stock of our subsidiary in Austria.

We were in compliance with all covenants under the 2012 Loan Agreement as of December 31, 2017. During the six months ended June 30, 2018, we failed to comply with the covenants under the 2012 Loan Agreement when we entered into separate option and license agreements for our ASN200 and ASN300 programs with subsidiaries of Bravos Biosciences, LLC without obtaining prior written consent of SVB, and then delivered compliance certificates to SVB that did not disclose these violations. As a result, we are currently in default under the 2012 Loan Agreement and SVB may, at its option, declare all of our obligations under the 2012 Loan Agreement to be immediately due and payable. On August 8, 2018, we and SVB entered into a Forbearance Agreement pursuant to which SVB has agreed to forbear from exercising its rights and remedies with respect to such defaults until the earlier to occur of (i) another event of default under the Loan Agreement or (ii) October 31, 2018.

In addition to the default in connection with the option and license agreements, we have also discussed with SVB whether our decision to discontinue the Phase 2 clinical trial of ASN100 may be considered a material adverse change in our business, operations or condition (financial or otherwise) and, accordingly, an event of default under the terms of the 2012 Loan Agreement. To date, SVB has not agreed that the discontinuation of the trial does not constitute an event of default. If the trial discontinuation does constitute a material adverse change in our business, operations or condition, SVB will have the right to accelerate our outstanding obligations under the 2012 Loan Agreement.

As the obligations may be accelerated at the election of SVB upon the expiration of the Forbearance Agreement, or earlier if another event of default occurs, including but not limited to if the ASN100 Phase 2 clinical trial discontinuation constitutes a material adverse change in our business, operations or condition, we have presented the SVB loan payable as current on the consolidated balance sheet as of June 30, 2018.

Under our loans from Österreichische Forschungsförderungsgesellschaft GmbH, or FFG, principal amounts outstanding totaled $9.9 million as of June 30, 2018. We are required to pay interest on our loans from FFG semi-annually, with payment of principal due at the maturity dates of the loans, which range from 2020 to 2023.

We may be required to return all or a portion of the FFG loans and/or grants if we do not comply with the terms of the related FFG funding agreements and related guidelines, including specified requirements as to continued operations with respect to certain locations and funded projects. To date, FFG has not requested the return of any amounts received by us under the funding agreements.

We could in the future incur additional indebtedness beyond our borrowings from SVB and FFG.

Our outstanding indebtedness, combined with our other financial obligations and contractual commitments, including any additional future indebtedness beyond our borrowings from SVB and FFG, could have significant adverse consequences, including:

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

We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our existing debt. Failure to make payments or comply with other covenants under our existing debt instruments could result in an event of default and acceleration of amounts due. While we currently have sufficient resources to pay our existing debt in the event that repayment was accelerated under the existing SVB and FFG loans, that may not be the case in the future. If we are unable to make payments when due under the 2012 Loan Agreement, SVB would have the right to foreclose on the collateral under the agreement, which would result in it becoming the majority stockholder of our Austrian subsidiary.

Risks Related to the Development of Product Candidates

Our business to date has been almost entirely dependent on the success of ASN100, which recently had its Phase 2 clinical trial discontinued in connection with the Data Review Committee, or DRC, determination that the trial had a low probability of meeting its primary end-point upon completion.

On June 28, 2018, we announced that the DRC for our ASN100 Phase 2 clinical trial recommended that trial enrollment be discontinued based on the DRC’s conclusion that the trial was not likely to meet its primary end-point upon completion. Based on the DRC recommendation, we decided to discontinue the Phase 2 clinical trial of ASN100 and have taken steps to notify health authorities and clinical investigators participating in the trial. We are in the process of performing analyses of the cumulative unblinded data from the trial to better understand the basis for this outcome. We have ceased further clinical development of ASN100 pending the completion of our ongoing review of the cumulative unblinded data from the trial. We expect to complete our assessment of the ASN100 Phase 2 clinical trial during the fourth quarter of 2018.

In light of the discontinuation of the Phase 2 clinical trial of our lead product candidate ASN100, we are considering strategic options for our business that may potentially result in changes to our current business strategy and future operations. However, we cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction, and there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value.

If we determine to pursue an alternative strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy.

Pending any decision to change our strategic direction, our current operating plan provides for the completion of our ongoing review of the cumulative unblinded data from the ASN100 Phase 2 clinical trial, the continued development of our ASN500 program as well as the continued support of our collaborators across our ongoing ASN200 and ASN300 programs, both of which were outlicensed to subsidiaries of Bravos Biosciences, LLC during the first half of 2018.

Our approach to the discovery and development of product candidates based on our targeted mAbs is unproven, and we do not know whether we will be able to successfully develop any products.

We are focused on the discovery, development and commercialization of monoclonal antibody, or mAb, immunotherapies to address serious infectious diseases. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates, including those that we are directly developing and those being developed under collaboration with subsidiaries of Bravos Bioscience, LLC, in future clinical trials or in obtaining marketing approval thereafter. For example, we have not yet advanced a product candidate beyond Phase 2 clinical development. In June 2018 we discontinued our Phase 2 clinical trial of ASN100, based on the results of a planned interim analysis of unblinded trial data conducted by the DRC. The DRC determined that the trial was futile, meaning that it was not likely to meet its primary end-point upon completion, and recommended that trial enrollment be discontinued.

In addition, we have never had a product candidate receive approval from the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authority. The regulatory review process may be more expensive or take longer for our product candidates than we expect, and we may be required to conduct additional studies and/or trials beyond those we anticipate. If it takes us longer to develop and/or obtain regulatory approval for product candidates than we expect, such delays could materially and adversely affect our business, financial condition, results of operations and prospects.

Preclinical drug development is uncertain. Our preclinical programs, such as our ASN500 program, may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize any product candidates on a timely basis or at all, which would have an adverse effect on our business.

While we explore strategic options, we are continuing to develop our ASN500 program, which is currently in preclinical development. We have outlicensed two preclinical product candidates, ASN200 and ASN300, to subsidiaries of Bravos Biosciences, LLC during the first half of 2018.

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

Moreover, even if clinical trials do begin for any product candidates, our development efforts may not be successful, and clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety, purity and potency or efficacy to obtain the requisite regulatory approvals for any of our product candidates or product candidates employing our technology. Even if we obtain positive results from preclinical studies or initial clinical trials, we may not achieve the same success in future trials.

Any future clinical trials of our product candidates may not be successful. If we or our collaborators are unable to commercialize any product candidates or if we experience significant delays in doing so, our business could be substantially harmed.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of ASN100. In June 2018, we discontinued our Phase 2 clinical trial of ASN100, based on the results of a planned interim analysis of unblinded trial data conducted by the DRC. The DRC determined that the trial was futile, meaning that it was not likely to meet its primary end-point upon completion, and recommended that trial enrollment be discontinued.

While we are exploring strategic options, we are continuing to develop our ASN500 program, which is currently in preclinical development. The success of any product candidates we may develop will depend on several factors, including the following:

•	initiation and successful enrollment and completion of clinical trials;
•	a safety, tolerability and efficacy profile that is satisfactory to the FDA, EMA or other regulatory authorities for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment and maintenance of arrangements with third-party manufacturers for both clinical and any future commercial manufacturing;
•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by the patient community, the medical community and third-party payors;
•	the performance of our future collaborators, if any; and
•	our ability to compete with other therapies.

Many of these factors are beyond our control, including clinical development, the regulatory review process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize any product candidates, on our own or with any future collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of any product candidates are prolonged or delayed, we or our collaborators may be unable to obtain required regulatory approvals, and therefore will be unable to commercialize our product candidates on a timely basis or at all, which will adversely affect our business.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidates, we or our collaborators must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming, difficult to design and implement and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned, completed on schedule, if at all, or yield positive results.

A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities or collaborators on trial design;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;
•	delays in opening clinical trial sites or obtaining required institutional review board or independent ethics committee approval at each clinical trial site;

•	delays in recruiting suitable subjects to participate in clinical trials;
•	imposition of a clinical hold by regulatory authorities, including as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;
•	failure by us, any CROs we engage, clinical investigators, our collaborators or any other third parties to adhere to clinical trial requirements;
•	failure to perform in accordance with good clinical practices, or GCP, or applicable regulatory requirements in the European Union, the United States, or in other countries;
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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue from product sales, regulatory and commercialization milestones and royalties. In addition, if we or our collaborators make manufacturing or formulation changes to any product candidates, we may need to conduct additional trials to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

We could encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards of the institutions in which such trials are being conducted or ethics committees, by the Data Review Committee, or DRC, or Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including those relating to the class of products to which our product candidate belongs. In June 2018, we discontinued our Phase 2 clinical trial of ASN100, based on the results of a planned interim analysis of unblinded trial data conducted by the DRC. The DRC determined that the trial was futile, meaning that it was not likely to meet its primary end-point upon completion, and recommended that trial enrollment be discontinued.

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

Results from preclinical studies or previous clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Any product candidates we develop may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials.

There can be no assurance that the success we achieved in preclinical studies and early clinical trials ultimately will result in success in potential future clinical trials of product candidates. For example, on June 28, 2018, we announced that the DRC for our ASN100 Phase 2 clinical trial recommended that trial enrollment be discontinued based on the DRC’s conclusion that the trial was not likely to meet its primary end-point upon completion. Based on the DRC recommendation, we decided to discontinue the Phase 2 clinical trial of ASN100. In addition, we cannot assure you that we or our collaborators will be able to achieve success in our preclinical studies or any future clinical trials of any product candidates.

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

We may find it difficult to enroll and dose patients in clinical trials, which could delay or prevent our collaborators and us from proceeding with clinical trials of any product candidates.

Identifying and qualifying patients to participate in any future clinical trials of any product candidates is critical to our success. The timing of any future clinical trials will depend on our ability to recruit patients to participate as well as to subsequently dose these patients and complete required follow-up periods. In addition, we may experience enrollment delays related to increased or unforeseen regulatory, legal and logistical requirements at certain clinical trial sites outside of the United States. These delays could be caused by regulatory reviews by non-U.S. regulatory authorities and contractual discussions with individual clinical trial sites, for example. Any delays in enrolling and/or dosing patients in any future clinical trials could result in increased costs, delays in advancing any product candidates, delays in testing the effectiveness of such product candidates or termination of the clinical trials altogether.

We may not be able to identify, recruit, enroll and dose a sufficient number of patients, or those with required or desired characteristics, to complete any future clinical trials in a timely manner. Subject enrollment and trial completion is affected by a number of factors, including:

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

We may conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.

We may in the future conduct one or more clinical trials with one or more trial sites that are located outside the United States.

Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of any future product candidates.

In addition, the conduct of clinical trials outside the United States could have a significant adverse impact on us. Risks inherent in conducting international clinical trials include:

•	clinical practice patterns and standards of care that vary widely among countries;
•	non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct clinical trials;
•	administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema;
•	foreign exchange fluctuations; and
•	diminished protection of intellectual property in some countries.

We or our collaborators may fail to demonstrate safety and efficacy of any product candidates to the satisfaction of applicable regulatory authorities.

If the results of any clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with any product candidates, we may:

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

If serious adverse or undesirable side effects are identified during the development of any product candidate, we or our collaborators may need to abandon or limit our development of that product candidate.

If any product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or raise other safety issues that delayed or prevented further development of the compound.

If we or our collaborators elect or are forced to suspend or terminate any clinical trial of any product candidates, the commercial prospects of such product candidates will be harmed and our ability to generate product revenue from such product candidates will be delayed or eliminated. Any of these occurrences could materially harm our business, financial condition, results of operations and prospects.

The manufacture of biologic products is complex and manufacturers often encounter difficulties in production. If we or any of our third-party manufacturers encounter any loss of our master cell banks or if any of our third-party manufacturers encounter other difficulties, our ability to provide any product candidates for clinical trials or products, if approved, to patients could be delayed or halted.

The manufacture of biologic products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We and our collaborators and our third-party manufacturers must comply with current good manufacturing practices, or cGMP, regulations and guidelines for the manufacturing of biologics used in clinical trials and, if approved, marketed products. Manufacturers of biotechnology products often encounter difficulties in production, particularly in scaling up and validating initial production. Furthermore, if microbial, viral or other contaminations are discovered in any product candidates or in the manufacturing facilities in which such product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Delays in raw materials availability and supply may also extend the period of time required to develop any product candidates.

All of our mAbs are manufactured by starting with cells that are stored in a cell bank. We have one master cell bank for each antibody manufactured in accordance with cGMP and multiple working cell banks and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we or our third-party manufacturers could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks. We cannot assure you that any stability or other issues relating to the manufacture of any product candidates or products will not occur in the future. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any product candidates or products and could have an adverse effect on our business, prospects, financial condition and results of operations.

If the market opportunities for any product candidates are smaller than we believe they are, even assuming approval of a drug candidate, our business may suffer.

Our projections of both the number of people who are affected by disease within our target indications, as well as the subset of these people who have the potential to benefit from treatment with any product candidates we may develop, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, healthcare utilization databases and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

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

If approved for the prevention of respiratory syncytial virus, or RSV, infection, products from our ASN500 program would compete with palivizumab, which is marketed by MedImmune as Synagis, the only approved therapy in this indication. Any ASN500 products may also compete with other mAb product candidates currently in clinical development in this indication, including MedImmune’s MEDI8897, which is in Phase 2 clinical development and Merck’s MK-1654, which is in Phase 1 clinical development

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. In addition, the availability of our competitors’ products could limit the demand and the prices we are able to charge for any products that we may develop and commercialize.

Risks Related to Dependence on Third Parties

We may enter into collaborations with third parties to develop product candidates. If these collaborations are not successful, our business could be adversely affected.

As part of our strategy, we intend to seek to enter into collaborations with third parties for one or more of our programs or product candidates. For example, we outlicensed our preclinical-stage ASN200 and ASN300 programs to subsidiaries of Bravos Biosciences, LLC during the first half of 2018. Our likely collaborators for any such collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

If we are not able to establish additional collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

We may seek additional collaborations to advance the development of product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, EMA or other regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, the terms of any existing collaboration agreements, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate.

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

We expect to rely on third parties to conduct any future clinical trials and we currently rely on third parties for some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We do not expect to independently conduct any future clinical trials of any product candidates. We expect to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct any future clinical trials. In addition, we currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical studies. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur in our product development activities. Although we seek to carefully manage our relationships with our third parties, we could encounter similar challenges or delays in the future and these challenges or delays could have a material adverse impact on our business, financial condition and prospects.

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

Furthermore, third parties on whom we rely may also have relationships with other entities, some of which may be our competitors. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical, non-clinical and preclinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products. As a result, our results of operations and the commercial prospects for our products would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Our reliance on third parties to manufacture product candidates will increase the risk that we will not have sufficient quantities of product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not, and do not plan to, own or operate manufacturing facilities for the production of clinical or commercial supplies of any product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any product candidates on a clinical or commercial scale. We currently rely on third parties for supply of product candidates, and our strategy is to outsource all manufacturing of any product candidates and products to third parties.

In order to conduct any future clinical trials of any product candidates, we will need to have them manufactured in potentially large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. For example, ongoing data on the stability of product candidates may shorten the expiry of such product candidates and lead to clinical trial material supply shortages in any future clinical trials, and potentially clinical trial delays. If these third-party manufacturers are unable to successfully scale up the manufacture of a product candidate in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

Our use of new third-party manufacturers increases the risk of delays in production or insufficient supplies of product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates.

Even after a third-party manufacturer has gained significant experience in manufacturing certain product candidates or even if we believe we have succeeded in optimizing the manufacturing process, there can be no assurance that such manufacturer will produce sufficient quantities of such product candidates in a timely manner or continuously over time, or at all.

We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of any product candidates. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of product candidates, or may be unable to do so on acceptable terms. Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with cGMP requirements or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of product candidates.

Any product candidates and products that we develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP requirements particularly for the development of mAbs, and that might be capable of manufacturing for us.

If the third parties that we engage to supply any materials or manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop such product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

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

Risks Related to the Commercialization of Product Candidates

If we or our collaborators are unable to establish sales, medical affairs and marketing capabilities or enter into agreements with third parties to market and sell product candidates, we may be unable to generate any product revenue.

We do not currently have a sales and marketing organization and have never commercialized a product. To successfully commercialize any products that may result from our development programs such as our ASN500 program, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial and medical science liaison teams or the engagement of a contract sales force to discuss any products we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may seek to enter into collaborations with entities regarding product candidates to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many well-funded and profitable pharmaceutical and biotechnology companies that currently have extensive and experienced medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of product candidates. Without an internal team or the support of a third party to perform marketing, sales and medical affairs functions, we may be unable to compete successfully against these more established companies.

The hospital formulary approval, insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate hospital formulary approval, insurance coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

We expect that hospital formulary approval, insurance coverage and reimbursement of our products, if approved, by hospital, government and other third-party payors will be essential for most patients to be able to access these treatments. Accordingly, sales of any product candidates, if approved, will depend substantially on the extent to which the costs of such product candidates will be paid by hospitals, health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Hospital formulary approval, insurance coverage and reimbursement by other third-party payors may depend upon several factors, including the third-party payor’s determination that use of a product is:

•	a necessary and covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient population;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining hospital formulary approval, insurance coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that will require us to provide to the hospitals and payors supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to hospital formulary approval, insurance coverage and reimbursement. If hospital formulary approval, insurance coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize any product candidates.

There is significant uncertainty related to hospital formulary approval, insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. It is difficult to predict what third-party payors will decide with respect to the insurance coverage and reimbursement for product candidates.

Outside the United States, international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost-containment initiatives in the European Union, Canada and other countries may put pricing pressure on us. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries may use different methods to keep the cost of medical products artificially low. Foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable product revenue.

Moreover, increasing efforts by hospital, government and other third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for product candidates. We expect to experience pricing pressures in connection with the sale of any product candidates due to the trend toward reducing hospital costs, managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

The commercial success of any product candidates will depend upon its degree of market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community.

Even with the requisite approvals from the FDA in the United States, EMA in the European Union and other regulatory authorities internationally, the commercial success of product candidates, if approved, will significantly depend on the acceptance of physicians, hospitals and healthcare payors of product candidates as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, hospitals, healthcare payors and others in the medical community. If these commercialized products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of any product candidates, if approved for commercial sale, will depend on several factors, including:

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

If we obtain approval to commercialize any product candidates outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

We expect that we will be subject to additional risks in commercializing any product candidates outside the United States, including:

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

Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for skilled individuals. In addition, failure to succeed in preclinical studies, clinical trials (such as the discontinuation of our Phase 2 clinical trial of ASN100) or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of product candidates in clinical trials and may face an even greater risk if we commercialize any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations regulate a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Other forms of misconduct could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA, EMA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct and implemented other internal controls applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

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

Our success depends, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to product candidates and technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to product candidates and technology that are important to our business.

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

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect product candidates.

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

Our rights to develop and commercialize product candidates are subject, in part, to the terms and conditions of licenses granted to us by others, and, if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.

We are a party to several intellectual property license and option agreements, including agreements with the Bill & Melinda Gates Foundation, or the Gates Foundation, and Adimab, that are important to our business, and may need to obtain additional licenses from others to advance our research or allow commercialization of any product candidates that we may develop. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. In that event, we may be required to expend significant time and resources to redesign our product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly.

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

For example, we have entered into two agreements with Adimab under which we were granted exclusive options to obtain ownership or exclusive worldwide licenses under specified patents relating to the development and commercialization of monoclonal antibodies, and we have exercised certain of those options to a number of antibodies. Our agreements with Adimab impose specified diligence, milestone payment, royalty, asset transfer payment, acquisition payment, prosecution, insurance and other obligations on us. If we fail to comply with our obligations under the licenses, Adimab may have the right to terminate the license agreements, in which event we might not be able to market, and may be required to transfer to Adimab our rights in, any product that is covered by the Adimab agreements, including ASN100. Termination of the license agreements may also result in our having to negotiate a new or reinstated license with less favorable terms, which would have a material adverse impact on our business. Further, under our agreements with Adimab, under certain circumstances, Adimab is permitted to transfer to third parties antibody libraries that may include antibodies that we have licensed from Adimab, as well as certain information regarding certain attributes of such antibodies.

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

In February 2017, we entered into a grant agreement with the Gates Foundation, which was amended and restated in August 2018. In connection with the grant agreement, the Gates Foundation granted us certain funds, which we are obligated to use to conduct preclinical development of monoclonal antibodies for the prevention of RSV infection in newborns, which we refer to as the RSV project.

In August 2018, we entered into a second grant agreement with the Gates Foundation pursuant to which the Gates Foundation granted us up to $1.1 million to conduct preclinical development activities for the RSV project that were not included in the February 2017 grant agreement, as amended and restated in August 2018. In connection with the grant agreements, we have granted the Gates Foundation a non-exclusive, sublicensable license to research and develop, manufacture, seek regulatory approval for and commercialize antibodies developed under the agreements for the benefit of people in developing countries.

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

Issued patents covering any product candidates we develop could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court.

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

Our commercial success depends upon our ability and the ability of any collaborators to develop, manufacture, market and sell product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current manufacturing methods, product candidates or future methods or products, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. The risks of being involved in such litigation and proceedings may also increase as any product candidates that we develop approach commercialization and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent.

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

Others may claim an ownership interest in our intellectual property and product candidates, which could expose us to litigation and have a significant adverse effect on our prospects.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make products that are similar to product candidates we develop but that are not covered by the claims of the patents that we own or license or may own in the future;
•	we, or any partners or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•	we, or any partners or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•	it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

The regulatory approval processes of the FDA, the EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for any product candidates, our business will be substantially harmed.

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

Any product candidates that we develop could fail to receive regulatory approval for many reasons, including the following:

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any product candidates, which would significantly harm our business, results of operations and prospects. The FDA has substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for product candidates.

We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for product candidates.

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

Even if we complete the necessary preclinical and clinical studies, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drug products are subject to extensive regulation by the FDA, EMA and other regulatory authorities, and regulations may differ from country to country. We, and any future collaborators, are not permitted to market product candidates in the United States or in other countries until we, or they, receive approval of a BLA from the FDA, approval of a marketing authorization application, or MAA, from the EMA, or marketing approval from other applicable regulatory authorities. We are in the early stages of product candidate development and are subject to the risks of failure inherent in that process. We have not submitted an application for or received marketing approval for any product candidate in the United States, Europe or in any other jurisdiction. We have not yet been successful at conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of a BLA and EMA approval of an MAA.

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical studies could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any future collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Failure to obtain marketing approval in foreign jurisdictions would prevent any product candidates we develop from being marketed abroad.

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

In many countries outside the United States, a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and our collaborators and could delay or prevent the introduction of product candidates in certain countries. In addition, if we or our collaborators fail to obtain the non-U.S. approvals required to market product candidates outside the United States or if we or our collaborators fail to comply with applicable non-U.S. regulatory requirements, our target market will be reduced and our ability to realize the full market potential of product candidates will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of any product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Even if we, or any future collaborators, obtain marketing approvals for any product candidates we develop, the terms of approvals and ongoing regulation of our products may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any future collaborators, must therefore comply with requirements concerning advertising and promotion for any product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and any future collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

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

Accordingly, assuming we, or any future collaborators, receive marketing approval for any product candidates, we, and any future collaborators, and our and their third-party manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

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

Any product candidates for which we, or any future collaborators, obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we, or any future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

Any product candidates for which we, or any future collaborators, obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to continual requirements of and review by the FDA, EMA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, or REMs.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or any future collaborators, do not market any product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

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

Under the CURES Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of product candidates, which would impact our ability to generate revenue.

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

Recently enacted and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

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

In March 2010, then-President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any product candidates that are approved for sale, are the following:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop and commercialize product candidates. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions.

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

If any of the foregoing matters were to occur, or if our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. For example, following our announcement of the discontinuation of our Phase 2 clinical trial of ASN100 as a result of the DRC’s futility determination, the closing price of our common stock declined from $18.19 on June 27, 2018 to $2.41 as of August 1, 2018. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations and prospects.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to compliance with applicable securities law. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

If we fail to continue to meet the requirements for continued listing on the Nasdaq Global Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

Our common stock is listed for quotation on the Nasdaq Global Market. We are required to meet specified financial requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company.” Additionally, if we conduct a reverse merger, the combined company following such transaction will need to meet Nasdaq’s initial listing standards. If we are unable to comply with Nasdaq’s listing standards, Nasdaq may determine to delist our common stock from the Nasdaq Global Market or other of Nasdaq’s trading markets. If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, our ability to pay cash dividends is currently restricted by the terms of our 2012 Loan Agreement with SVB and may be restricted by any future indebtedness. Our ability to pay cash dividends may also, under certain circumstances, be limited under the terms of a letter agreement we have entered into with the Gates Foundation. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future, and investors seeking cash dividends should not purchase shares of our common stock.

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

As of June 30, 2018, we estimate that we have used approximately $25.3 million of our existing cash and cash equivalents at the time of the initial public offering, together with the net proceeds from our initial public offering, to advance our product candidates through clinical trial programs and for working capital and general corporate purposes. There have been no material changes in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 17, 2017 pursuant to Rule 424(b).

Item 5. Other Information.

Bill & Melinda Gates Foundation Grant Agreements

August 2018 Amended and Restated Gates Foundation Grant Agreement

On August 8, 2018, we entered into an amended and restated grant agreement with the Bill & Melinda Gates Foundation, or the Gates Foundation, which we refer to as the Amended Grant Agreement. The Amended Grant Agreement replaces in its entirety the grant agreement that we entered into with the Gates Foundation in February 2017, under which the Gates Foundation agreed to provide us with up to $9.3 million to conduct preclinical development of monoclonal antibodies, or mAbs, for the prevention of respiratory syncytial virus infection in newborns, which we refer to as the RSV project. The Amended Grant Agreement includes amendments to conform to current Gates Foundation audit, reporting, and other administrative requirements, as well as to make the perpetual Gates Foundation license grant described below irrevocable.

The Amended Grant Agreement expires on October 31, 2019. The Gates Foundation can modify, suspend or discontinue any payment under the Amended Grant Agreement, or terminate the Amended Grant Agreement, if it is not reasonably satisfied with our progress on the RSV project; if there are significant changes to our leadership or other factors that the Gates Foundation reasonably believes may threaten the RSV project’s success; if we undergo a change in control; if there is a change in our tax status; or if we fail to comply with the Amended Grant Agreement. Any grant funds that have not been used for, or committed to, the RSV project upon the expiration or termination of the agreement must be returned to the Gates Foundation or otherwise used as directed by the Gates Foundation.

August 2018 Gates Foundation Grant Agreement

On August 8, 2018, we entered into a grant agreement with the Gates Foundation pursuant to which the Gates Foundation granted us up to $1.1 million to conduct preclinical development activities for the RSV project that were not included in the Amended Grant Agreement. We refer to this grant agreement as the 2018 Grant Agreement.

The 2018 Grant Agreement expires on August 31, 2018. The Gates Foundation can modify, suspend or discontinue any payment under the 2018 Grant Agreement, or terminate the 2018 Grant Agreement, if it is not reasonably satisfied with our progress on the RSV project; if there are significant changes to our leadership or other factors that the Gates Foundation reasonably believes may threaten the RSV project’s success; if we undergo a change in control; if there is a change in our tax status; or if we fail to comply with the 2018 Grant Agreement. Any grant funds that have not been used for, or committed to, the RSV project upon the expiration or termination of the agreement must be returned to the Gates Foundation or otherwise used as directed by the Gates Foundation.

In return for the Gates Foundation funding, under both the Amended Grant Agreement and the 2018 Grant Agreement, we have agreed to conduct the RSV project in a manner that ensures that the knowledge and information gained from the project will be promptly and broadly disseminated, and that the products, technologies, materials, processes and other intellectual property resulting from the RSV project (which we collectively refer to as the funded developments) will be made available and accessible at an affordable price to people most in need within developing countries. These obligations survive any expiration or termination of the grant agreements.

To this end, we have granted the Gates Foundation a non-exclusive, perpetual, irrevocable, royalty-free, fully paid up, sublicensable license to make, use, sell, offer to sell, import, distribute, copy, modify, create derivative works, publicly perform and display the funded developments and, to the extent incorporated into a funded development or required to use a funded development, any other technology created outside of the RSV project that was used as part of the RSV project, for the benefit of people in developing countries. We have also agreed to seek prompt publication of data and results developed under the RSV project under “open access” terms and conditions. This license and these publication obligations survive any expiration or termination of the grant agreements.

The foregoing is a summary of the Amended Grant Agreement and the 2018 Grant Agreement, and is qualified in its entirety by reference to the Amended Grant Agreement and the 2018 Grant Agreement, as applicable, copies of which are attached to this Quarterly Report on Form 10-Q as Exhibit 10.3 and Exhibit 10.4, respectively, and are incorporated into this Item 5 by reference.

In addition to the above-described grant agreements, we are also party to a letter agreement with the Gates Foundation that we entered into in April 2017, pursuant to which we licensed to the Gates Foundation certain rights under our ASN100 program. In connection with the letter agreement, the Gates Foundation purchased 2,464,799 shares of our Series D preferred stock, which converted into 722,179 shares of our common stock in connection with our November 2017 initial public offering after giving effect to a one-for-3.4130 reverse-stock-split. See Note 5 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information on the letter agreement with the Gates Foundation.

August 2018 Forbearance Agreement with Silicon Valley Bank

On August 8, 2018, we entered into a Forbearance Agreement with Silicon Valley Bank, or SVB, in respect of certain events of default under the Company’s loan and security agreement with SVB dated December 7, 2012. We refer to this loan and security agreement, as amended to date, as the 2012 Loan Agreement.

We were in compliance with all covenants under the 2012 Loan Agreement as of December 31, 2017. During the six months ended June 30, 2018, we failed to comply with the covenants under the 2012 Loan Agreement when we entered into separate option and license agreements for our ASN200 and ASN300 programs with subsidiaries of Bravos Biosciences, LLC without obtaining prior written consent of SVB, and then delivered compliance certificates to SVB that did not disclose these violations. As a result, we are currently in default under the 2012 Loan Agreement and SVB may, at its option, declare all of our obligations under the 2012 Loan Agreement to be immediately due and payable. Pursuant to the Forbearance Agreement, SVB has agreed to forbear from exercising its rights and remedies with respect to such defaults until the earlier to occur of (i) another event of default under the 2012 Loan Agreement or (ii) October 31, 2018.

The foregoing is a summary of the Forbearance Agreement, and is qualified in its entirety by reference to the Forbearance Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.5 and is incorporated into this Item 5 by reference.

August 2018 Lease Amendment

On August 10, 2018, we entered into an amendment to our June 2018 lease agreement with BP Bay Colony LLC, or Lessor, which we refer to as the Amended Lease Agreement. Under the terms of the Amended Lease Agreement, we will relocate our premises in Waltham, MA to a new premises with 5,711 square feet of office space as compared to the 10,290 square feet premises in the original lease agreement. The term of the Amended Lease Agreement commences on January 1, 2019 and expires December 31, 2023. We have the option to extend the term for one additional five-year period upon our written notice to the Lessor at least nine months and no more than 12 months in advance of the extension. The Amended Lease Agreement terminates our one-time right of first offer, subject to certain terms and conditions, for additional space containing approximately 4,000 square feet specified in the original lease agreement.

The annual base rent obligation is approximately $0.3 million, with a total cash obligation for the base rent over the initial five-year term of the Amended Lease Agreement is approximately $1.3 million. In addition to the base rent, we are also responsible for our share of operating expenses, electricity and real estate taxes, in accordance with the terms of the Amended Lease Agreement. We will provide a security deposit in the amount of $0.3 million as well as a relocation payment of $0.1 million to the Lessor.

The foregoing is a summary of the Amended Lease Agreement, and is qualified in its entirety by reference to the Amended Lease Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and is incorporated into this Item 5 by reference.

August 2018 Reduction in Force

On August 10, 2018, our board of directors approved a reduction in workforce to reduce operating costs and better align our workforce with the needs of our business following our discontinuation of the clinical development of ASN100 pending the completion of our evaluation of the complete dataset from our Phase 2 trial. As part of this reduction in workforce, we plan to eliminate 19 positions across our company, representing approximately 44% of our workforce. We anticipate that we will substantially complete the implementation of the reduction in workforce by the fourth quarter of 2018.

We currently estimate that we will incur total expenses relating to the reduction in workforce of approximately $0.6 million, which is comprised of notice and severance payments. We expect to record these charges in the third and fourth quarters of 2018.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-Q

3.1	Restated Certificate of Incorporation of the Company	8-K	11/20/2017	3.1
3.2	Amended and Restated By-laws of the Company	8-K	11/20/2017	3.2
10.1	Indenture of Lease, dated June 6, 2018, by and between the Registrant and BP Bay Colony LLC	8-K	6/12/2018	10.1
10.2	First Amendment to Lease, dated August 10, 2018, by and between the Registrant and BP Bay Colony LLC				X
10.3†	Amended and Restated Agreement, dated August 8, 2018, by and between the Registrant and the Bill & Melinda Gates Foundation				X
10.4†	Grant Agreement, dated August 8, 2018, by and between the Registrant and the Bill & Melinda Gates Foundation				X
10.5	Forbearance Agreement, dated August 8, 2018, by and between the Registrant and Silicon Valley Bank				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arsanis, Inc.

Date: August 13, 2018	By:	/s/ René Russo
René Russo, PharmD
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2018	By:	/s/ Michael Gray
Michael Gray
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)