Form 10-Q
period 2018-09-30
Arsanis, Inc.
filed 2018-11-09
CIK 1501697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 14,315,410 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARSANIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$40,753	$76,793
Grant and incentive receivables	2,870	1,608
Restricted cash	51	—
Prepaid expenses and other current assets	1,260	1,129
Total current assets	44,934	79,530
Property and equipment, net	323	421
Restricted cash	543	355
Other assets	101	948
Total assets	$45,901	$81,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,126	$1,893
Accrued expenses	3,092	5,779
Unearned income	727	694
Loans payable, net of discount	2,908	2,314
Total current liabilities	8,853	10,680
Loan payable, net of discount and current portion	7,827	9,922
Unearned income	1,318	1,936
Other long-term liabilities	6	9
Total liabilities	18,004	22,547
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 14,315,410 and 14,294,383 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	14	15
Additional paid-in capital	153,667	150,830
Accumulated other comprehensive income (loss)	144	127
Accumulated deficit	(125,928)	(92,265)
Total stockholders’ equity	27,897	58,707
Total liabilities and stockholders’ equity	$45,901	$81,254

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ARSANIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$9,572	$10,601	$26,635	$18,898
General and administrative	3,275	2,455	9,778	5,629
Total operating expenses	12,847	13,056	36,413	24,527
Loss from operations	(12,847)	(13,056)	(36,413)	(24,527)
Other income (expense):
Grant and incentive income	2,016	1,618	2,977	3,180
Interest expense	(259)	(343)	(785)	(1,806)
Interest income	196	90	637	90
Change in fair value of warrant liability	—	5	—	16
Change in fair value of derivative liability	—	—	—	762
Loss on extinguishment of debt	—	—	—	(462)
Other income (expense), net	(6)	86	(79)	57
Total other income (expense), net	1,947	1,456	2,750	1,837
Net loss	(10,900)	(11,600)	(33,663)	(22,690)
Accretion of redeemable convertible preferred stock to redemption value	—	(16)	—	(36)
Net loss attributable to common stockholders	$(10,900)	$(11,616)	$(33,663)	$(22,726)
Net loss per share attributable to common stockholders—basic and diluted	$(0.76)	$(22.60)	$(2.35)	$(44.22)
Weighted average common shares outstanding—basic and diluted	14,315,410	513,900	14,304,721	513,900

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ARSANIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(10,900)	$(11,600)	$(33,663)	$(22,690)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(33)	(212)	17	(591)
Comprehensive loss	$(10,933)	$(11,812)	$(33,646)	$(23,281)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ARSANIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(33,663)	$(22,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,684	627
Depreciation and amortization expense	121	148
Non-cash interest expense	593	1,575
Non-cash rent expense	—	(17)
Loss on extinguishment of debt	—	462
Change in fair value of warrant liability	—	(16)
Change in fair value of derivative liability	—	(762)
Changes in operating assets and liabilities:
Grant and incentive receivables	(1,355)	57
Prepaid expenses and other assets	721	958
Accounts payable	270	2,342
Accrued expenses	(2,680)	2,063
Unearned income	(508)	289
Net cash used in operating activities	(33,817)	(14,964)
Cash flows from investing activities:
Purchases of property and equipment	(34)	(59)
Net cash used in investing activities	(34)	(59)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	—	40,053
Proceeds from issuance of convertible promissory notes	—	4,935
Proceeds from issuance of loans under funding agreements	—	685
Proceeds from exercise of stock options	152	—
Repayments of loans payable	(1,750)	(1,750)
Payments of issuance costs of convertible promissory notes	—	(17)
Payments of issuance costs of redeemable convertible preferred stock	—	(197)
Payments of initial public offering costs	(43)	(795)
Net cash provided by (used in) financing activities	(1,641)	42,914
Effect of exchange rate changes on cash	(309)	402
Net increase (decrease) in cash, cash equivalents and restricted cash	(35,801)	28,293
Cash, cash equivalents and restricted cash at beginning of period	77,148	3,429
Cash, cash equivalents and restricted cash at end of period	$41,347	$31,722
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,322
Issuance of redeemable convertible preferred stock upon extinguishment of convertible promissory notes	$—	$11,102
Derivative liability in connection with issuance of convertible promissory notes	$—	$403
Extinguishment of convertible promissory notes	$—	$8,405
Extinguishment of derivative liability in connection with extinguishment of convertible promissory notes	$—	$2,234
Accretion of redeemable convertible preferred stock to redemption value	$—	$36

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

On June 28, 2018, the Company announced the discontinuation of its Phase 2 clinical trial of ASN100 for the prevention of      S. aureus pneumonia in high-risk, mechanically ventilated patients following the completion of a planned interim analysis of unblinded trial data for 118 patients by an independent data review committee (“DRC”). Based on the results of this analysis, the DRC determined that the trial was futile, meaning that it was not likely to meet its primary end-point upon completion, and recommended that trial enrollment be discontinued. During the third quarter of 2018, the Company completed follow-up visits on patients dosed in the trial per the study protocol and intends to evaluate the complete dataset from the 154 patients that were enrolled in the trial to better understand the basis for this result. The Company expects to complete this evaluation in the fourth quarter of 2018 and has ceased further clinical development of ASN100, pending the results of this analysis. The Company currently does not expect to incur material costs for this program beyond the fourth quarter of 2018.

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

The Company had an accumulated deficit of $125.9 million at September 30, 2018. During the nine months ended September 30, 2018, the Company incurred a net loss of $33.7 million and used $33.8 million of cash in operations. The Company expects to continue to generate operating losses for the foreseeable future.

Based on its current operating plan, the Company expects that its cash and cash equivalents of $40.8 million as of September 30, 2018, will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the issuance date of these condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The condensed balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying condensed financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited. The accompanying unaudited interim financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 9, 2018. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position as of September 30, 2018 and condensed results of its operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017 have been made. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

Comprehensive Gain (Loss)

Comprehensive gain (loss) includes net gain (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Comprehensive gain (loss) included $(33) thousand and $(0.2) million for the three months ended September 30, 2018 and 2017, respectively, and $17 thousand and $(0.6) million for the nine months ended September 30, 2018 and 2017, respectively, of foreign currency translation gain (loss) adjustments.

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

The restricted cash as of September 30, 2018 and December 31, 2017 is held as letters of credit for the benefit of the landlords in connection with the Company’s office leases.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30,	September 30,
	2018	2017
Cash and cash equivalents	$40,753	$26,254
Restricted cash – current	51	5,118
Restricted cash – non-current	543	350
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$41,347	$31,722

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 (Accounting Standards Codification (“ASC”) (Topic 842) supersedes the previous leases standard, ASC 840, Leases. The standard is effective for public entities for annual periods beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures; however, it expects the adoption of this new guidance will result in the Company recording additional assets and corresponding liabilities on its consolidated balance sheets. The Company’s assessment will include, but is not limited to, evaluating the impact that this standard has on the lease of its office space in Waltham, Massachusetts, and its office, laboratory, parking and storage space in Vienna, Austria, The Company's leases of its office and laboratory space in Waltham, MA and animal-use facility in Vienna, Austria expire in January 2019 and February 2019, respectively, and as a result will not be evaluated under the scope of ASU 2016-02.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of September 30, 2018
	Level 1	Total
Assets:
Cash equivalents - Money Market Funds	$38,597	$38,597
	$38,597	$38,597

	As of December 31, 2017
	Level 1	Total
Assets:
Cash equivalents - Money Market Funds	$70,891	$70,891
	$70,891	$70,891

There were no changes to the valuation methods during the nine months ended September 30, 2018 and the year ended December 31, 2017. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2018 and the year ended December 31, 2017.

4.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued clinical trial costs	$778	$2,317
Accrued compensation and benefits	1,479	2,454
Accrued professional fees	449	510
Accrued other	386	498
	$3,092	$5,779

Accrued Clinical Trial Costs

In connection with the Company’s decision to discontinue the Phase 2 clinical trial for ASN100, spending and activities related to ASN100 significantly declined and the Company does not expect to incur material costs for this program beyond the fourth quarter of 2018.

Restructuring Costs

On August 10, 2018, the Company’s board of directors approved a reduction in workforce to reduce operating costs and better align the Company’s workforce with the needs of its business following the Company’s discontinuation of the clinical development of ASN100. As part of this reduction in workforce, the Company is in the process of eliminating 19 positions across the company, representing approximately 44% of its workforce. The Company anticipates that it will substantially complete the implementation of the reduction in workforce by the end of the fourth quarter of 2018.

Also, in August 2018, the Company’s board of directors approved employee retention arrangements to incentivize certain employees to remain with the Company through early 2019.

The Company currently estimates that it will incur total expenses relating to the reduction in workforce of approximately $2.8 million, which is comprised of notice and employee severance and retention payments. The Company records these charges in accordance with ASC 420, Exit or Disposal Cost Obligations. During the three and nine months ended September 30, 2018, the Company recorded severance and retention expense of approximately $0.4 million related to the reduction in workforce. The Company expects to record the remaining $2.4 million of severance and retention expense during the fourth quarter of 2018 and first quarter of 2019.

The following table summarizes the Company’s restructuring activities for the nine months ended September 30, 2018, which is included in accrued compensation and benefits as a component of accrued expenses on the Company's condensed consolidated balance sheet as of September 30, 2018 (in thousands):

September 30,
2018
Employee severance benefits	$254
Employee retention benefits	260
Payments	(84)
Total	$430

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

The Company recognized research and development expenses of less than $0.1 million and $0 during the three months ended September 30, 2018 and 2017, respectively, and $0.1 million and $0.1 million during the nine months ended September 30, 2018 and 2017, respectively, in connection with the Adimab Option Agreement, which consisted of reimbursement for services performed by Adimab.

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

The Company recognized grant income of $0 million during the three and nine months ended September 30, 2018, and $0.6 million and $1.2 million during the three and nine months ended September 30, 2017, respectively, under the grant agreement with the Gates Foundation upon incurring qualifying expenses. As of September 30, 2018 and December 31, 2017, unearned income under the grant agreement with the Gates Foundation was $0.

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

The Company recognized grant income of $1.1 million during the three and nine months ended September 30, 2018, under the August 2018 grant agreement with the Gates Foundation upon incurring qualifying expenses. Accordingly, unearned income under the August 2018 grant agreement with the Gates Foundation was $0 as of September 30, 2018.

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

The Company incurred qualifying expenses of $0 during the three and nine months ended September 30, 2018, and $2.6 million and $3.3 million during the three and nine months ended September 30, 2017, respectively, under the letter agreement with the Gates Foundation.

Funding Agreements with FFG

Between September 2011 and March 2017, the Company entered into a series of funding agreements with FFG that provided for loans and grants to fund between 50% and 70% of qualifying research and development expenditures of the Company’s subsidiary in Austria on a project-by-project basis, as approved by FFG.

FFG Grants

For grants under the funding agreements with FFG, the Company recognized grant income of $0 and $0.1 million during the three months ended September 30, 2018 and 2017, respectively, and $0 and $0.4 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, the Company recorded grant receivables from FFG of $0.1 million and $0.1 million, respectively, for qualifying expenses incurred that were reimbursable under the funding agreements. As of September 30, 2018 and December 31, 2017, there were no amounts recorded as unearned income in connection with the FFG grants.

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

The Company recognized grant income of $0.2 million and $0.1million during the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.4 million during the nine months ended September 30, 2018 and 2017, respectively, related to the recognition of the unearned income recorded for the imputed benefit of FFG loans at below-market interest rates. Unearned income (current) related to the imputed benefit of FFG loans at below-market interest rates was $0.7 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively, and unearned income (non-current) related to such benefit was $1.3 million and $1.9 million as of September 30, 2018 and December 31, 2017, respectively.

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

The Company recognized incentive income of $0.7 million and $0.6 million during the three months ended September 30, 2018 and 2017, respectively, and $1.3 million and $1.1 million during the nine months ended September 30, 2018 and 2017, respectively, in connection with the Austrian research and development incentive program. As of September 30, 2018 and December 31, 2017, the Company recorded receivables for amounts due under the program of $2.8 million and $1.5 million, respectively, which are included in grant and incentive receivables in the condensed consolidated balance sheet.

6.	Loans Payable

The aggregate principal amount of debt outstanding as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Term loans under 2012 Loan Agreement	$2,917	$4,667
FFG loans	9,872	10,225
	$12,789	$14,892

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Current liabilities:
Term loans under 2012 Loan Agreement	$2,917	$2,333
FFG loans	—	—
Unamortized debt discount	(9)	(19)
Loans payable, net of discount	2,908	2,314
Non-current liabilities:
Term loans under 2012 Loan Agreement	$—	$2,334
FFG loans	9,872	10,225
Unamortized debt discount	(2,045)	(2,637)
Loans payable, net of discount and current portion	7,827	9,922
Total loans payable, net of discount	$10,735	$12,236

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

Upon the closing of the IPO in November 2017, the Series A-2 warrant converted into a common stock warrant to purchase up to 3,940 shares of common stock at an exercise price of $12.70 per share. The Series B warrant converted into a common stock warrant to purchase up to 6,474 shares of common stock at an exercise price of $16.22 per share. At September 30, 2018, these warrants to purchase up to 3,940 shares of common stock at an exercise price of $12.70 and 6,474 shares of common stock at an exercise price of $16.22 remained outstanding.

On October 31, 2018, the Company voluntarily remitted payment on its outstanding obligations under the 2012 Loan Agreement with SVB. Total outstanding obligations paid to SVB under the 2012 Loan Agreement on October 31, 2018 consisted of $2.7 million of principal, $0.4 million of final payment and less than $0.1 million of interest. All obligations under the 2012 Loan Agreement were satisfied by the Company on October 31, 2018.

Borrowings under the 2016 Term Loan A Advance and 2016 Term Loan B Advance (collectively, the “2016 Term Loan Advance”) bear interest at a rate per annum equal to the greater of 3.25% and The Wall Street Journal prime rate, in each case minus 0.25%; provided, however, that in an event of default, as defined in the 2012 Loan Agreement, the interest rate applicable to borrowings under the First Amendment will be increased by 4.0%. As of September 30, 2018 and December 31, 2017, the interest rate applicable to borrowings under the 2016 Term Loan Advance was 5.00% and 4.25%, respectively.

The Company is required to make equal monthly payments of principal as well as accrued interest beginning January 1, 2017 through December 1, 2019 (the “First Amendment Maturity Date”), when all unpaid principal and interest become due and payable. The First Amendment also provided that the Company could voluntarily prepay all (but not less than all) of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee, which ranges from 1% to 2% of the outstanding principal if paid prior to February 19, 2018, which was the second anniversary of the First Amendment effective date. The prepayment fee is 0% subsequent to the second anniversary of the First Amendment effective date. A final payment of 5.0% multiplied by the principal amount of the borrowings under the 2016 Term Loan Advance is due upon the earlier to occur of the First Amendment Maturity Date or prepayment of all outstanding principal. The final payment is being accreted to interest expense through the First Amendment Maturity Date. In connection with the First Amendment, the Company paid an arrangement fee of $20,000 to SVB and incurred legal costs of $7,000, both of which were recorded as a debt discount. The debt discount is reflected as a reduction of the carrying value of the loan payable on the Company’s consolidated balance sheet and is being amortized to interest expense over the term of the loan using the effective interest method.

The Company was in compliance with all covenants under the 2012 Loan Agreement as of December 31, 2017. In March 2018, the Company entered into an Option and License Agreement with BB100, LLC, a subsidiary of Bravos Biosciences, LLC, under which BB100, LLC secured an exclusive, worldwide preclinical development license, and an option to a clinical development and commercialization license, to mAbs targeting E. coli that were discovered by the Company in its ASN200 program. In June 2018, the Company entered into an Option and License Agreement with BB200, LLC, a portfolio company of Bravos Biosciences, LLC, under which BB200, LLC secured an exclusive, worldwide preclinical development license, and an option to a clinical development and commercialization license to selected mAbs targeting K. pneumoniae that were discovered by the Company in its ASN300 program, including lead preclinical development candidate, ASN-5. As a result of entering into such Option and License Agreements without obtaining prior written consent of SVB, and subsequently delivering compliance certificates under the 2012 Loan Agreement that did not disclose these violations, the Company became in default under the 2012 Loan Agreement. On August 8, 2018, the Company and SVB entered into a Forbearance Agreement (the “Forbearance Agreement”), pursuant to which SVB agreed to forbear from exercising its rights and remedies with respect to such default until the earlier to occur of (i) another event of default under the 2012 Loan Agreement or (ii) October 31, 2018.

In addition to the default in connection with the Option and License Agreements, the Company has discussed with SVB whether its decision to discontinue its Phase 2 clinical trial of ASN100 may be considered a material adverse change in the business, operations or condition (financial or otherwise) of the Company and, accordingly, an event of default under the terms of the 2012 Loan Agreement. SVB has not agreed that the discontinuation of the trial does not constitute an event of default as of September 30, 2018. If the trial discontinuation does constitute a material adverse change in the Company’s business, operations or condition, SVB would have the right to accelerate the Company's outstanding obligations under the 2012 Loan Agreement.

Because the Company’s obligations under the 2012 Loan Agreement could be accelerated at the election of SVB upon the expiration of the Forbearance Agreement, or earlier if another event of default occurs, including but not limited to if the ASN100 Phase 2 clinical trial discontinuation constitutes a material adverse change in the Company’s business, operations or condition, the Company has presented the SVB loan payable as current on the consolidated balance sheet as of September 30, 2018.

The Company recognized interest expense under the 2012 Loan Agreement, as amended, of $0.1 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively, and $0.2 million and $0.3 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, the unamortized debt discount related to the 2012 Loan Agreement was $9,000 and $26,000, respectively.

The Company made aggregate principal payments in connection with the 2012 Loan Agreement of $0.6 million and $0.6 million during the three months ended September 30, 2018 and 2017, respectively, and $1.8 million and $1.8 million during the nine months ended September 30, 2018 and 2017, respectively.

FFG Loans

In connection with the funding agreements with FFG (see Note 5), the Company received loans from FFG. Loans from FFG were made on a project-by-project basis and had an aggregate principal amount outstanding of $9.9 million and $10.2 million as of September 30, 2018 and December 31, 2017, respectively. Amounts due under the FFG loans bear interest at rates ranging from 0.75% to 2.0% per annum and mature at various dates between June 2020 and March 2023. Interest on amounts due under the loans is payable semi-annually in arrears, with all principal and remaining accrued interest due upon maturity.

In addition, the Company has recorded a discount to the carrying value of each FFG loan for the portion of the loan proceeds allocated to grant funding, which is being amortized to interest expense over the term of the loan using the effective interest method. As of September 30, 2018 and December 31, 2017, the unamortized debt discount related to FFG loans was $2.0 million and $2.6 million, respectively.

The Company recognized interest expense of $0.2 million and $0.2 million during the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.5 million during the nine months ended September 30, 2018 and 2017, respectively, related to the FFG loans. There were no principal payments due or paid under the FFG loans during the three and nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018 and December 31, 2017, the Company had reserved 2,738,039 shares and 2,187,252 shares of common stock, respectively, for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan and the exercise of outstanding warrants to purchase shares of common stock.

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

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$292	$101	$1,776	$225
General and administrative expenses	774	172	908	402
	$1,066	$273	$2,684	$627

As of September 30, 2018 and December 31, 2017, total unrecognized compensation cost related to the unvested stock-based awards was $10.1 million and $4.0 million, respectively, which is expected to be recognized over weighted average periods of 2.87 and 2.76 years, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2017 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2017	1,403,119	$6.26	8.81	$9,128
Granted	829,500	17.19
Exercised	(21,027)	7.25
Forfeited	(163,383)	10.75
Outstanding as of September 30, 2018	2,048,209	$10.32	8.30	$—
Options exercisable as of September 30, 2018	610,562	$6.41	6.48	$—
Options unvested as of September 30, 2018	1,437,647	$11.79	9.07	$—

The Company did not grant stock options during the three months ended September 30, 2018. The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2018 was $11.77.

9.	Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(10,900)	$(11,600)	$(33,663)	$(22,690)
Accretion of redeemable convertible preferred stock to redemption value	—	(16)	—	(36)
Net loss attributable to common stockholders	$(10,900)	$(11,616)	$(33,663)	$(22,726)
Denominator:
Weighted average common shares outstanding—basic and diluted	14,315,410	513,900	14,304,721	513,900
Net loss per share attributable to common stockholders — basic and diluted	$(0.76)	$(22.60)	$(2.35)	$(44.22)

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

	For the Three and Nine Months Ended September 30,
	2018	2017
Options to purchase common stock	2,048,209	1,197,120
Redeemable convertible preferred stock (as converted to common stock)	—	7,180,483
Warrants to purchase common stock	10,414	—
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	10,414
	2,058,623	8,388,017

10.	Commitments and Contingencies

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

On August 31, 2018 and in accordance with the terms of the Animal-use Lease, the Company provided the landlord with written notice that the lease agreement will terminate no later than February 28, 2019.

In November 2015, the Company entered into a lease agreement for office and laboratory space in Waltham, MA (“Waltham Lease”), which expires on January 31, 2019. The Waltham Lease includes a rent escalation clause, and accordingly, rent expense is being recognized on a straight-line basis over the lease term.

In June 2018, the Company entered into a lease agreement for office space in Waltham, MA (“Lease Agreement”) with BP Bay Colony LLC (the “Lessor”). The Company amended the Lease Agreement in August 2018 (“Amended Lease Agreement”). Under the terms of the Amended Lease Agreement, the Company will relocate its Waltham, MA premises to a new premises with 5,711 square feet of office space as compared to the 10,290 square feet premises in the original Lease Agreement. The term of the Amended Lease Agreement commences on January 1, 2019 (the “Commencement Date”) and expires approximately five years from the Commencement Date. The Company has the option to extend the term for one additional five-year period upon the Company’s written notice to the Lessor at least nine months and no more than 12 months in advance of the extension. Base rent is approximately $0.3 million annually, accordingly, rent expense will be recognized on a straight-line basis over the lease term. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, in accordance with the terms of the Amended Lease Agreement. The Company provided a security deposit of approximately $0.3 million during the nine months ended September 30, 2018, which is included as a component of restricted cash on the Company's condensed consolidated balance sheet as of September 30, 2018.

The Company recognizes rent expense over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid.

The Company recorded rent expense of $0.3 million and $0.3 million during the three months ended September 30, 2018 and 2017, respectively, and $1.0 million and $0.9 million during the nine months ended September 30, 2018 and 2017.

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of September 30, 2018 (in thousands):

Year Ending December 31,
2018	$387
2019	823
2020	796
2021	441
2022	263
Thereafter	263
$2,973

License Agreements

The Company entered into the Adimab Option Agreement in February 2017 under which it is obligated to make contingent and non-contingent payments should the Company exercise its option to obtain rights to certain RSV antibodies (see Note 5). If the Company chose to exercise its option, it would be obligated to pay Adimab an option fee of $0.3 million and make clinical and regulatory milestone payments of up to $24.4 million, as well as royalty payments on a product-by-product and country-by-country basis of a mid single-digit percentage based on net sales by the Company, its affiliates, licensees or sublicensees of products based on certain RSV antibodies during the applicable term for such product in that country. The Company may choose to exercise its option under the terms of the Adimab Option Agreement at any time on or before August 31, 2019. As of September 30, 2018 and December 31, 2017, the Company had not exercise its option under the Adimab Option Agreement.

Manufacturing Commitments

In July 2016, the Company entered into an agreement with Boehringer Ingelheim International GmbH (“BI”), a contract manufacturing organization, for the manufacture and supply of ASN100 drug product for the Company’s completed Phase 1 and discontinued Phase 2 clinical trials. In March 2016, the Company entered into an agreement with Cytovance Biologics, Inc. (“Cytovance”) for process development and the manufacture and supply of ASN100 drug product. Under such agreements, the Company is obligated to pay BI and Cytovance development and manufacturing milestones, in addition to reimbursement of certain material production-related costs. Additionally, the Company is required to make prepayments for process development services and manufacture and delivery of ASN100 material. The terms of these agreements require future delivery and formal acceptance of the clinical material upon delivery from BI and Cytovance. Formal acceptance includes validation of the clinical material and that established specifications have been met and good manufacturing practices, or GMP, standards have been followed during the manufacture of the material. It is only after acceptance that title and risks and rewards of ownership pass to the Company and at that time advance payments will be applied to the purchase of clinical materials required to be produced under the agreements. The purchase of the clinical material will, at the point of delivery, be charged to research and development expense. The Company’s policy is to expense research and development costs as incurred (i.e., as services are provided by the Company’s vendors or as qualifying materials are delivered).

As of September 30, 2018, BI  had completed the manufacturer of ASN100 drug product, accordingly, the Company expensed all advance payments previously made to BI and accrued for any final payments owed. All commitments and obligations under the manufacture and supply agreement pertaining to the workorder with BI for the delivery of the clinical materials were met by BI and the Company as of September 30, 2018.

The Company currently expects the development activities and manufacturing of ASN100 drug product under the agreement with Cytovance to be completed in the fourth quarter of 2018. As of September 30, 2018, the Company had committed to minimum payments under this agreement totaling $0.5 million.

11.	Related Party Transactions

Agreements with Adimab, LLC

The Company made payments to Adimab of $16,000 and $58,000 during the three months ended September 30, 2018 and 2017, respectively, and $0.1 million and $0.1 million during the nine months ended September 30, 2018 and 2017, respectively, under the Adimab Option Agreement. The Company recognized less than $0.1 million and $0 during the three months ended September 30, 2018 and 2017, respectively, and $0.1 million and $0.1 million during the nine months ended September 30, 2018 and 2017, respectively, of research and development expense under the Adimab Option Agreement. As of September 30, 2018 and December

31, 2017, the Company owed $0 and $21,000, respectively, to Adimab under the Adimab Option Agreement. The chairman of the Company’s board of directors is a co-founder of Adimab and currently serves as Adimab’s Chief Executive Officer.

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

During the three and nine months ended September 30, 2018, the Company received payments from EveliQure under the agreement of less than $0.1 million and $0.1 million, respectively, and less than $0.1 million and less than $0.1 million during the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2018 and 2017, the Company recognized other income under the agreement of less than $0.1 million in each period. As of September 30, 2018 and December 31, 2017, amounts due from EveliQure totaled less than $0.1 million and $0.1 million, respectively.

12.	Subsequent Events

2012 Loan Agreement with Silicon Valley Bank

On October 31, 2018, the Company voluntarily remitted payment on its outstanding obligations under the 2012 Loan Agreement with SVB. Total outstanding obligations paid to SVB under the 2012 Loan Agreement on October 31, 2018 was approximately $3.1 million. See Note 6 for further discussion.

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

On June 28, 2018, we announced the discontinuation of our Phase 2 clinical trial of ASN100 for the prevention of S. aureus pneumonia in high-risk, mechanically ventilated patients following the completion of a planned interim analysis of unblinded trial data for 118 patients by an independent data review committee, or DRC. Based on the results of this analysis, the DRC determined that the trial was futile, meaning that it was not likely to meet its primary end-point upon completion, and recommended that trial enrollment be discontinued. During the third quarter of 2018, we completed follow-up visits on patients dosed in the trial per the study protocol and intend to evaluate the complete dataset from the 154 patients that were enrolled in the trial to better understand the basis for this result. We expect to complete this evaluation in the fourth quarter of 2018 and have ceased further clinical development of ASN100, pending the results of this analysis. We do not expect to incur material costs for this program beyond the fourth quarter of 2018.

On August 10, 2018, our board of directors approved a reduction in workforce to reduce operating costs and better align our workforce with the needs of our business following our discontinuation of the clinical development of ASN100 pending the completion of our evaluation of the complete dataset from our Phase 2 trial. As part of this reduction in workforce, we are in the process of eliminating 19 positions across our company, representing approximately 44% of our workforce. We anticipate that we will substantially complete the implementation of the reduction in workforce by the fourth quarter of 2018.

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

Since our inception, we have received significant proceeds from outside sources to fund our operations. We have funded our operations through September 30, 2018 primarily with proceeds from the following sources:

•	net cash proceeds of $75.1 million from sales of our preferred stock;
•	net cash proceeds of $39.5 million from sales of our common stock in our initial public offering;
•	net cash proceeds of $18.6 million from sales of our common stock in our private placement to New Enterprise Associates 16, L.P., or NEA;
•	gross proceeds of $14.4 million from borrowings under convertible promissory notes;
•	proceeds of $9.5 million from borrowings under a loan and security agreement with Silicon Valley Bank, or SVB, which, as amended, we refer to as the 2012 Loan Agreement;
•	proceeds of $9.2 million and $9.9 million of grant and loan proceeds, respectively, from our funding agreements with Österreichische Forschungsförderungsgesellschaft mbH, or FFG;
•	proceeds of $4.9 million of research and development incentive payments received from the Austrian government; and
•	proceeds of $2.7 million from grant agreements with the Bill & Melinda Gates Foundation, or the Gates Foundation.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $10.9 million and $11.6 million for the three months ended September 30, 2018 and 2017, respectively, and $33.7 million and $22.7 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $125.9 million.

We expect that our research and development expenses related to ASN100 will be reduced during the fourth quarter of 2018 due to the discontinuation of our clinical development of ASN100. Pending any change in our strategic direction, we expect to continue the development of our ASN500 program. We also expect to continue to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding to support our continuing operations and pursue our business strategy, until such time as we can generate significant revenue from product sales, if ever. We expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from the sale of equity. We also plan to pursue additional funding from outside sources, including proceeds from our existing grant and potential future grant agreements with the Gates Foundation; our expansion of, or our entry into, new borrowing arrangements; grants and loans under our existing funding agreements with FFG; research and development incentive payments from the Austrian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of September 30, 2018, we had cash and cash equivalents of $40.8 million. We believe our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

We recognize proceeds received from grants under our funding agreements with FFG, our research and development incentives from the Austrian government and our grant agreements with the Gates Foundation as other income, rather than as revenue.

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
•

employee-related expenses, including salaries, benefits and employee termination and severance expenses related to the reduction in workforce, travel and stock-based compensation expense for employees engaged in research and development functions;

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
ASN100	$7,411	$8,294	$18,130	$12,679
ASN200	6	17	24	47
ASN300	—	118	17	120
ASN400	—	8	3	50
ASN500	146	322	761	603
Unallocated research and development expenses	2,009	1,842	7,700	5,399
Total research and development expenses	$9,572	$10,601	$26,635	$18,898

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

Other Income (Expense), Net

Grant and Incentive Income.    Grant and incentive income consists of grant income recognized in connection with grants we receive under our funding agreements with FFG, or the FFG Grants, including the imputed benefit of FFG loans at below-market interest rates; incentive income received in connection with the research and development incentive program provided by the Austrian government; and grant income received under our grant agreements with the Gates Foundation.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$9,572	$10,601	$(1,029)
General and administrative	3,275	2,455	820
Total operating expenses	12,847	13,056	(209)
Loss from operations	(12,847)	(13,056)	209
Other income (expense):
Grant and incentive income	2,016	1,618	398
Interest expense	(259)	(343)	84
Interest income	196	90	106
Change in fair value of warrant liability	—	5	(5)
Change in fair value of derivative liability	—	—	—
Loss on extinguishment of debt	—	—	—
Other income (expense), net	(6)	86	(92)
Total other income (expense), net	1,947	1,456	491
Net loss	$(10,900)	$(11,600)	$700

Research and Development Expenses.

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
ASN100	$7,411	$8,294	$(883)
ASN200	6	17	(11)
ASN300	—	118	(118)
ASN400	—	8	(8)
ASN500	146	322	(176)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	1,588	1,357	231
Other	421	485	(64)
Total research and development expenses	$9,572	$10,601	$(1,029)

Research and development expenses were $9.6 million for the three months ended September 30, 2018, compared to $10.6 million for the three months ended September 30, 2017. The decrease of $1.0 million was primarily due to a decrease of $0.9 million in direct costs for our ASN100 program, a decrease of $0.1 million in direct costs for our ASN300 program, and a decrease of $0.2 million in direct costs for our ASN500 program. These decreases in research and development expenses were partially offset by an increase of $0.2 million in unallocated research and development expenses, including restructuring related expenses related to the reduction in workforce.

On June 28, 2018, we announced that the DRC for our ASN100 Phase 2 clinical trial recommended that trial enrollment be discontinued based on the DRC’s conclusion that the trial was not likely to meet its primary end-point upon completion. Based on the DRC recommendation, we decided to discontinue the Phase 2 clinical trial of ASN100. We expect that direct costs for ASN100 will decrease in the fourth quarter of 2018 when compared to the third quarter of 2018 as we and our CMO and CROs complete manufacturing and clinical trial activities.

Our ASN500 program was initiated in March 2017. Direct costs for our ASN500 program during the three months ended September 30, 2018 were primarily due to third-party fees for the oversight and conduct of preclinical research, facility costs and preclinical program expenses associated with internal lab consumables. We expect that our direct costs for our ASN500 program will increase as we advance our ASN500 program through preclinical development.

The increase in unallocated research and development expenses was primarily due to an increase of $0.2 million in fixed research and personnel-related costs.

General and Administrative Expenses.     General and administrative expenses were $3.3 million for the three months ended September 30, 2018, compared to $2.5 million for the three months ended September 30, 2017. The increase of $0.8 million was primarily related to additional costs associated with operating as a public company, including increases of $0.9 million in personnel costs (which included increases in salaries and wages of $0.2 million and stock-based compensation of $0.6 million) primarily due to an increase in headcount and employee compensation.

Other Income (Expense), Net.     Other income, net was $1.9 million for the three months ended September 30, 2018, compared to $1.5 million for the three months ended September 30, 2017. The increase of $0.5 million in other income, net was primarily due to an increase in grant and incentive income of $0.5 million from our grant agreements with the Gates Foundation.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$26,635	$18,898	$7,737
General and administrative	9,778	5,629	4,149
Total operating expenses	36,413	24,527	11,886
Loss from operations	(36,413)	(24,527)	(11,886)
Other income (expense):
Grant and incentive income	2,977	3,180	(203)
Interest expense	(785)	(1,806)	1,021
Interest income	637	90	547
Change in fair value of warrant liability	—	16	(16)
Change in fair value of derivative liability	—	762	(762)
Loss on extinguishment of debt	—	(462)	462
Other income (expense), net	(79)	57	(136)
Total other income (expense), net	2,750	1,837	913
Net loss	$(33,663)	$(22,690)	$(10,973)

Research and Development Expenses.

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
ASN100	$18,130	$12,679	$5,451
ASN200	24	47	(23)
ASN300	17	120	(103)
ASN400	3	50	(47)
ASN500	761	603	158
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	6,124	3,971	2,153
Other	1,576	1,428	148
Total research and development expenses	$26,635	$18,898	$7,737

Research and development expenses were $26.6 million for the nine months ended September 30, 2018, compared to $18.9 million for the nine months ended September 30, 2017. The increase of $7.7 million was primarily due to an increase of $5.5 million in direct costs for our ASN100 program, an increase of $0.2 million in direct costs for our ASN500 program, and an increase of $2.3 million in unallocated research and development expenses.

The increase in direct costs for our ASN100 program was primarily due to CMO and CRO fees for process development and establishment of manufacturing capabilities for the supply of our clinical materials, the oversight and conduct of our Phase 2 clinical trial and investigator fees for that same clinical trial. Based on our decision to discontinue the Phase 2 clinical trial of ASN100, we expect that direct costs for ASN100 will decline in the fourth quarter of 2018 when compared to the first nine months of 2018 as we and our CMO and CROs complete manufacturing and clinical trial activities.

Direct costs for our ASN500 program during the nine months ended September 30, 2018 were primarily due to third-party fees for the oversight and conduct of preclinical research, facility costs and preclinical program expenses associated with internal lab consumables. We expect that our direct costs for our ASN500 program will increase as we advance our ASN500 program through preclinical development.

The increase in unallocated research and development expenses was due primarily to an increase of $2.2 million in personnel-related costs (including increases in salaries and wages of $1.1 million, stock-based compensation of $0.7 million and personnel travel costs of $0.3 million) primarily due to the hiring of new personnel and increased employee compensation.

General and Administrative Expenses.     General and administrative expenses were $9.8 million for the nine months ended September 30, 2018, compared to $5.6 million for the nine months ended September 30, 2017. The increase of $4.1 million was primarily related to additional costs associated with operating as a public company, including increases of $2.2 million in personnel costs (which included increases in salaries and wages of $0.5 million, stock-based compensation of $1.4 million and personnel travel costs of $0.2 million) primarily due to an increase in headcount and employee compensation, $0.3 million in Board of Directors fees, $0.5 million in insurance fees and $1.0 million in professional fees primarily due to legal and accounting costs associated with being a public company.

Other Income (Expense), Net.     Other income, net was $2.8 million for the nine months ended September 30, 2018, compared to $1.8 million for the nine months ended September 30, 2017. The increase of $0.9 million in other income, net was primarily due to a decrease of $1.0 million in interest expense primarily associated with our convertible promissory notes, a decrease in loss on extinguishment of debt of $0.5 million in connection with the April 2017 conversion of our 2016 and 2017 convertible promissory notes into shares of our Series D convertible preferred stock, and an increase in interest income of $0.5 million, primarily from the bank interest earned on the cash received from the initial public offering and concurrent private placement of our common stock. These increases in other income, net were partially offset by a decrease of $0.8 million in gains recognized as a result of decreases in the fair value of the derivative liability associated with our convertible promissory notes and a decrease in grant and incentive income of $0.1 million primarily associated with our grant agreement with the Gates Foundation.

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

Since our inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from our initial public offering and concurrent private placement, the sale of preferred stock, borrowings under convertible promissory notes, borrowings under the 2012 Loan Agreement, proceeds received from loans and grants under funding agreements with FFG, research and development incentive payments received from the Austrian government and proceeds from a grant agreement with the Gates Foundation. Through September 30, 2018, we had received net cash proceeds of $75.1 million from sales of our preferred stock, net cash proceeds of $58.1 million from the sale of our common stock, gross proceeds of $14.4 million from borrowings under convertible promissory notes, proceeds of $9.5 million from borrowings under the 2012 Loan Agreement with SVB, $9.2 million and $9.9 million of grant and loan proceeds, respectively, from our funding agreement with FFG, $4.9 million of research and development incentive payments received from the Austrian government and $2.7 million of proceeds from our grant agreements with the Gates Foundation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(33,817)	$(14,964)
Net cash used in investing activities	(34)	(59)
Net cash provided by (used in) financing activities	(1,641)	42,914
Effect of exchange rate changes on cash	(309)	402
Net increase (decrease) in cash, cash equivalents and restricted cash	$(35,801)	$28,293

Operating Activities.     During the nine months ended September 30, 2018, operating activities used $33.8 million of cash, resulting from our net loss of $33.7 million and changes in our operating assets and liabilities of $3.6 million, partially offset by net non-cash charges of $3.4 million. We expect the discontinuation of the clinical development of ASN100 to result in a decline in cash used in operating activities in the fourth quarter of 2018 and 2019, as we expect our expenses associated with ASN100 to decline substantially.

Changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of a $2.4 million decrease in accounts payable and accrued expenses, a $0.7 million decrease in prepaid expenses and other assets, a $1.4 million increase in grant and incentive receivables and a $0.5 million decrease in unearned income. The decrease in accounts payable and accrued expenses was primarily due to the payment of the 2017 annual bonuses in March 2018 and the timing of vendor invoices and payments. The decreases in prepaid expenses and other assets were primarily due to the receipt of clinical materials during the nine months ended September 30, 2018. The increase in grant and incentive receivables was primarily due to income earned under the Austrian research and development incentive program during the nine months ended September 30, 2018. The decrease in unearned income was primarily due to the amortization of the discount associated with the FFG loans.

During the nine months ended September 30, 2017, operating activities used $15.0 million of cash, resulting from our net loss of $22.7 million, partially offset by cash provided by changes in our operating assets and liabilities of $5.7 million and net non-cash charges of $2.0 million. Cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2017 consisted primarily of a $2.3 million increase in accounts payable, a $2.1 million increase in accrued expenses, a $0.9 million decrease in prepaid expenses and other current assets and a $0.3 million increase in unearned income. The increases in accounts payable and accrued expenses were primarily due to increases in clinical trial costs associated with our Phase 2 clinical trial of ASN100 and an increase in professional fees incurred in connection with our planned initial public offering as well as the timing of vendor invoices and payments. The decrease in prepaid expenses and other current assets was primarily due to our use in the period of prepaid clinical materials related to our Phase 2 clinical trial of ASN100. The increase in unearned income was primarily due to the payment of $1.6 million we received in March 2017 under our grant agreement with the Gates Foundation, of which $1.2 million was recognized as grant income as we incurred qualifying expenses under the agreement.

Investing Activities.     During the nine months ended September 30, 2018 and 2017, we used less than $0.1 million of cash in investing activities, consisting primarily of purchase of property and equipment.

Financing Activities.     During the nine months ended September 30, 2018, cash used in financing activities was $1.6 million, consisting primarily of principal repayments under the 2012 Loan Agreement

During the nine months ended September 30, 2017, net cash provided by financing activities was $42.9 million, consisting primarily of net cash proceeds of $39.9 million from our issuances of Series D convertible preferred stock, net proceeds of $4.9 million from our issuance of convertible promissory notes in January 2017 and proceeds of $0.7 million from loans under our funding agreements with FFG, partially offset by $1.8 million of principal repayments under the 2012 Loan Agreement and the payment of $0.8 million of initial public offering costs.

2012 Loan Agreement

On December 7, 2012, we entered into the 2012 Loan Agreement with SVB, which, as amended, provided for aggregate borrowings of up to $7.0 million in the form of term loans. In February and August 2016, we borrowed the full $7.0 million available to us under the agreement. Following the August 2016 borrowing, no additional amounts remained available for borrowing under the 2012 Loan Agreement. As of September 30, 2018 and December 31, 2017, the outstanding principal amount under the 2012 Loan Agreement was $2.9 million and $4.7 million, respectively.

On October 31, 2018, we voluntarily remitted payment on our outstanding obligations under the 2012 Loan Agreement with SVB. Total outstanding obligations paid to SVB under the 2012 Loan Agreement on October 31, 2018 consisted of $2.7 million of principal, $0.4 million of final payment and less than $0.1 million of interest. All obligations under the 2012 Loan Agreement were satisfied by us on October 31, 2018.

Borrowings under the 2012 Loan Agreement bear interest at a rate per annum equal to the greater of 3.25% and The Wall Street Journal prime rate, in each case minus 0.25%; provided, however, that in an event of default, as defined in the 2012 Loan Agreement, the interest rate applicable to borrowings under the agreement will be increased by 4.0%. Under the agreement, we were required to make monthly interest-only payments through December 1, 2016 and are required to make 36 equal monthly payments of principal, plus accrued interest, from January 1, 2017 through December 1, 2019, when all unpaid principal and interest becomes due and payable. We may voluntarily prepay all, but not less than all, of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee, which ranges from 1% to 2% of the outstanding principal if paid prior to February 19, 2018, which was the second anniversary of the First Amendment effective date. The prepayment fee is 0% subsequent to the second anniversary of the First Amendment effective date. A final payment of $0.4 million is due upon the earlier to occur of the maturity of the loan or the prepayment of all outstanding principal.

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

We were in compliance with all covenants under the 2012 Loan Agreement as of December 31, 2017. During the nine months ended September 30, 2018, we failed to comply with the covenants under the 2012 Loan Agreement when we entered into separate option and license agreements for our ASN200 and ASN300 programs with subsidiaries of Bravos Biosciences, LLC without obtaining prior written consent of SVB, and then delivered compliance certificates to SVB that did not disclose these violations. As a result, we became in default under the 2012 Loan Agreement and SVB could, at its option, declare all of our obligations under the 2012 Loan Agreement to be immediately due and payable. On August 8, 2018, we and SVB entered into a Forbearance Agreement pursuant to which SVB agreed to forbear from exercising its rights and remedies with respect to such defaults until the earlier to occur of (i) another event of default under the 2012 Loan Agreement or (ii) October 31, 2018.

In addition to the default in connection with the option and license agreements, we have also discussed with SVB whether our decision to discontinue the Phase 2 clinical trial of ASN100 may be considered a material adverse change in our business, operations or condition (financial or otherwise) and, accordingly, an event of default under the terms of the 2012 Loan Agreement. SVB has not agreed that the discontinuation of the trial does not constitute an event of default as of September 30, 2018. If the trial discontinuation does constitute a material adverse change in the Company’s business, operations or condition, SVB would have the right to accelerate the Company's outstanding obligations under the 2012 Loan Agreement.

Because our obligations under the 2012 Loan Agreement could be accelerated at the election of SVB upon the expiration of the Forbearance Agreement, or earlier if another event of default occurs, including but not limited to if the ASN100 Phase 2 clinical trial discontinuation constitutes a material adverse change in our business, operations or condition, we have presented the SVB loan payable as current on the consolidated balance sheet as of September 30, 2018.

FFG Loans

Between September 2011 and March 2017, we entered into a series of funding agreements with FFG that provided for loans and grants to fund qualifying research and development expenditures of our Austrian subsidiary on a project-by-project basis, as approved by FFG. As of September 30, 2018 and December 31, 2017, the outstanding principal amount under loans from FFG was $9.9 million and $10.2 million, respectively, based on our actual spending for qualified expenditures.

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

As of September 30, 2018, the funding agreements with FFG are expected to provide us additional loans of approximately $0.1 million and additional grants of approximately $0.1 million if and when we incur specified amounts of qualifying expenditures.

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

In February 2017, we entered into a grant agreement with the Gates Foundation, under which the Gates Foundation agreed to provide us up to $9.3 million to conduct preclinical development of mAbs for the prevention of RSV infection in newborns, which we refer to as the RSV project. In August 2018, we entered into an amended and restated grant agreement which replaces the February 2017 grant agreement in its entirety, and includes amendments to conform to current Gates Foundation audit, reporting, and other administrative requirements as well as to make the perpetual license that is granted to the Gates Foundation with respect to any funded developments resulting from the grant agreement irrevocable. In August 2018, we entered into an additional grant agreement with the Gates Foundation pursuant to which the Gates Foundation granted us up to $1.1 million to conduct preclinical development activities for the RSV project that were not included in the February 2017 grant agreement, as amended and restated in August 2018. The Company recognized grant income of $1.1 million during the three and nine months ended September 30, 2018, under the August 2018 grant agreement with the Gates Foundation upon incurring qualifying expenses. Pursuant to both grant agreements, as amended, we have no payment obligations under the Adimab option and license agreement with respect to sales of products based on licensed RSV antibodies to the extent they are sold at cost in developing countries. However, if such products are sold in developing countries for an amount that exceeds cost, then the amount of such excess will be subject to the royalty payment obligations described in the preceding paragraph.

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

During the three and nine months ended September 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2018 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2018, there were no material changes to our contractual obligations and commitments described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the Securities and Exchange Commission on March 9, 2018, other than the Amended Lease Agreement with respect to our office space in Waltham, MA.

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

The annual base rent obligation is approximately $0.3 million, with a total cash obligation for the base rent over the initial five-year term of the Amended Lease Agreement is approximately $1.3 million. In addition to the base rent, we are also responsible for our share of operating expenses, electricity and real estate taxes, in accordance with the terms of the Amended Lease Agreement. We provided a security deposit in the amount of $0.3 million as well as a relocation payment of $0.1 million to the Lessor during the nine months ended September 30, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, we had $2.9 million of borrowings outstanding under the 2012 Loan Agreement. Borrowings under the 2012 Loan Agreement bear interest at a rate per annum equal to the greater of 3.25% and The Wall Street Journal prime rate, in each case minus 0.25%, which resulted in an applicable interest rate of 5.00% as of September 30, 2018. Based on the principal amounts outstanding as of September 30, 2018, an immediate 10% change in the interest rate would not have a material impact on our debt-related obligations, financial position or results of operations.

As of September 30, 2018, we had $38.6 million of cash equivalents consisting of money market funds held in our sweep account. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, we would not expect an immediate 10% change in market interest rates to have a material impact on our financial position or results of operations.

Foreign Currency Exchange Risk

We are also exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses are incurred in U.S. dollars. Research and development costs are incurred by our subsidiary in Austria, whose functional currency is the Euro. During the three and nine months ended September 30, 2018 and 2017, we recognized a foreign currency transaction loss of less than $0.1 million in each period. This loss primarily related to unrealized and realized foreign currency losses as a result of transactions entered into by our U.S. entity in currencies other than the U.S. dollar. These foreign currency transaction losses were recorded as a component of other income (expense), net in our condensed consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar and the Euro would not have a material impact on our financial position or results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net loss was $33.7 million and $22.7 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $125.9 million. We have funded our operations to date primarily with proceeds from our initial public offering and concurrent private placement, the sale of preferred stock, convertible debt financings, borrowings under a loan agreement, proceeds received from governmental loans and grants and proceeds received under a non-governmental grant. To date, we have devoted substantially all of our resources to building our business to support discovery, research and development activities for our programs.

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

Pending any decision to change our strategic direction, we plan to complete our ongoing review of the cumulative unblinded data from the ASN100 Phase 2 clinical trial, continue the development of our ASN500 program as well as support our collaborators across our ongoing ASN200 and ASN300 programs, both of which were outlicensed to subsidiaries of Bravos Biosciences, LLC during the first half of 2018. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash and cash equivalents at September 30, 2018 will be adequate to satisfy our capital needs into the first quarter of 2020 based on our current operating plans, which do not include material ASN100 expenses beyond the fourth quarter of 2018.

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

Under our loans from Österreichische Forschungsförderungsgesellschaft GmbH, or FFG, principal amounts outstanding totaled $9.9 million as of September 30, 2018. We are required to pay interest on our loans from FFG semi-annually, with payment of principal due at the maturity dates of the loans, which range from 2020 to 2023.

We may be required to return all or a portion of the FFG loans and/or grants if we do not comply with the terms of the related FFG funding agreements and related guidelines, including specified requirements as to continued operations with respect to certain locations and funded projects. To date, FFG has not requested the return of any amounts received by us under the funding agreements.

We could in the future incur additional indebtedness beyond our borrowings from FFG.

Our outstanding indebtedness, combined with our other financial obligations and contractual commitments, including any additional future indebtedness beyond our borrowings from FFG, could have significant adverse consequences, including:

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

We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our existing debt. Failure to make payments or comply with other covenants under our existing debt instruments could result in an event of default and acceleration of amounts due. While we currently have sufficient resources to pay our existing debt in the event that repayment was accelerated under the existing FFG loans, that may not be the case in the future.

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

We currently have no products approved for sale and historically we invested a significant portion of our efforts and financial resources in the development of ASN100. In June 2018, we discontinued our Phase 2 clinical trial of ASN100, based on the results of a planned interim analysis of unblinded trial data conducted by the DRC. The DRC determined that the trial was futile, meaning that it was not likely to meet its primary end-point upon completion, and recommended that trial enrollment be discontinued.

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

If approved for the prevention of respiratory syncytial virus, or RSV, infection, products from our ASN500 program would compete with palivizumab, which is marketed by MedImmune as Synagis, the only approved therapy in this indication. Any ASN500 products may also compete with other mAb product candidates currently in clinical development in this indication, including MedImmune’s MEDI8897, which is in Phase 2 clinical development and Merck’s MK-1654, which is in Phase 1 clinical development.

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

We are highly dependent on members of our executive team. The loss of the services of any of them may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current key employees might impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, also is critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for skilled individuals. In addition, failure to succeed in preclinical studies, clinical trials (such as the discontinuation of our Phase 2 clinical trial of ASN100) or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The reduction in workforce we undertook in August 2018 may yield unintended consequences, such as attrition beyond our ongoing reduction and poor employee morale, which may cause our remaining employees to seek alternate employment. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.

We may experience difficulties in managing reductions in force.

In August 2018, we undertook a reduction in workforce to reduce our workforce by approximately 44%. Effecting any reductions in workforce places significant strains on management, our employees and our operational, financial and other resources. Furthermore, reductions in force involve certain additional costs, including severance and benefits payments to terminated employees, and we may also incur liabilities from early termination or assignment of contracts, potential litigation or other effects from such reduction in workforce. Such effects from the reduction in workforce could have a material adverse effect on our ability to execute on our business plan. There can be no assurance that we will be successful in implementing our reduction in workforce.

Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to develop our product candidates, including ASN500, or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

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

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the E.U. General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

In addition, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our stock price is volatile. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our product candidates or those of our competitors;
•	the success of competitive products or technologies;
•	commencement or termination of collaborations;
•	announcements regarding potential strategic transactions;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

If any of the foregoing matters were to occur, or if our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. For example, following our announcement of the discontinuation of our Phase 2 clinical trial of ASN100 as a result of the DRC’s futility determination, the price of our common stock substantially declined. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations and prospects.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, our ability to pay cash dividends may be restricted by any future indebtedness. Our ability to pay cash dividends may also, under certain circumstances, be limited under the terms of a letter agreement we have entered into with the Gates Foundation. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future, and investors seeking cash dividends should not purchase shares of our common stock.

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

As of September 30, 2018, we estimate that we have used approximately $32.5 million of our existing cash and cash equivalents at the time of the initial public offering, together with the net proceeds from our initial public offering, to advance our product candidates through clinical trial programs and for working capital and general corporate purposes. There have been no material changes in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 17, 2017 pursuant to Rule 424(b).

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

Arsanis, Inc.

Date: November 9, 2018	By:	/s/ René Russo
René Russo, PharmD
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Michael Gray
Michael Gray
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)