Form 10-K
period 2018-12-31
Arsanis, Inc.
filed 2019-03-11
CIK 1501697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission File Number 001-38295

ARSANIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3181608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
950 Winter Street, Suite 4500 Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 819-5704

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 29, 2018, was $27,036,480.

As of March 1, 2019, the registrant had 14,643,737 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our plans and expectations regarding the merger with X4 Pharmaceuticals, Inc., including the expected completion of the merger;
•	the strategies, goals, prospects, plans, expectations, forecasts or objectives of us, X4 Pharmaceuticals, Inc. or the combined company;
•	our plans to seek potential collaboration or out-licensing opportunities for ASN100;
•	the initiation, timing, progress and results of any current and future preclinical studies and clinical trials of ASN500;
•	the planned reductions in our workforce;
•	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
•	our expectations regarding our ability to fund our operating expenses, capital expenditure requirements and debt service payments with our existing cash and cash equivalents;
•	our estimates regarding the potential market opportunity for ASN500;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for any product candidates;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company that has historically focused on applying monoclonal antibody, or mAb, immunotherapies to address serious infectious diseases. We possess a deep understanding of the pathogenesis of infection paired with access to what we believe to be some of the most advanced mAb discovery techniques and platforms available today. Our pipeline is comprised of mAbs targeting multiple serious bacterial and viral pathogens, including Staphylococcus aureus (S. aureus) and respiratory syncytial virus, or RSV.

On June 28, 2018, we announced the discontinuation of our Phase 2 clinical trial of ASN100 for the prevention of S. aureus pneumonia in high-risk, mechanically ventilated patients following the completion of a planned interim analysis of unblinded trial data for 118 patients by an independent data review committee, or DRC. Based on the results of this analysis, the DRC determined that the trial was futile, meaning that it was not likely to meet its primary end-point upon completion, and recommended that trial enrollment be discontinued. During the third quarter of 2018, we completed follow-up visits on patients dosed in the trial per the study protocol, and during the fourth quarter of 2018, we completed our analysis of the complete dataset from the 154 patients that were enrolled in the trial. We are currently exploring potential collaborations or out-licensing opportunities for the potential continued development of ASN100.

Following our discontinuation of ASN100 clinical development, in August 2018 we announced that we were considering strategic options that may potentially result in changes to our business strategy and future operations and our board of directors approved a reduction in workforce to reduce operating costs and better align our workforce with the needs of our business following our discontinuation of the clinical development of ASN100. As part of this planned reduction in workforce, we eliminated 28 positions across the company, representing approximately 65% of our workforce, through March 1, 2019.

Following an extensive process of evaluating strategic alternatives for the company and identifying and reviewing potential candidates for a strategic acquisition or other transaction, on November 26, 2018, we entered into an Agreement and Plan of Merger, as amended, or the Merger Agreement, with X4 Pharmaceuticals, Inc., or X4, pursuant to which a wholly owned subsidiary of the company will merge with and into X4, with X4 continuing as a wholly owned subsidiary of the company and the surviving corporation of the merger. We expect to devote significant time and resources to completion of this proposed transaction, which we refer to as the Merger. However, there can be no assurance that such activities will result in the completion of the Merger. Further, the completion of the Merger ultimately may not deliver the anticipated benefits or enhance shareholder value.

X4 has expressed interest in retaining certain members of our staff including our scientific team in Vienna, Austria, a team which has deep expertise in the research of virally-mediated infections.

Our Programs

ASN100

ASN100 is a combination of two fully human mAbs that are co-administered intravenously to neutralize the six cytotoxins critical to S. aureus pneumonia pathogenesis. Only recently has it become fully understood that S. aureus bacteria propagate disease in the lung through the production of up to six pathogenic cytotoxins that damage human lung tissue and destroy human immune cells. Antibiotics do not address these cytotoxins and can actually increase their production. ASN100 was developed by us specifically to neutralize the six cytotoxins critical to S. aureus pneumonia pathogenesis, a scientific advancement that has not previously been achieved.

In 2016, we successfully completed a Phase 1 single ascending dose clinical trial in 52 healthy volunteers to assess the safety, tolerability and pharmacokinetics of ASN100, both in the bloodstream and the lung. ASN100 was well tolerated across all doses tested and no dose-limiting toxicities were observed. ASN100 plasma half-life exceeded three weeks and lung concentrations were above levels required for cytotoxin neutralization based on pharmacokinetic and pharmacodynamic modeling. In 2017, we initiated the ASN100 Phase 2 clinical trial, a double-blind, placebo-controlled superiority trial evaluating the efficacy and safety of ASN100 for the prevention of S. aureus pneumonia in high-risk, mechanically ventilated patients. The primary efficacy endpoint of the trial was the proportion of patients who develop S. aureus pneumonia through 21 days after dosing. The trial was designed to detect a 50% reduction in the occurrence of S. aureus pneumonia in the ASN100 arm when compared to placebo. On June 28, 2018, we announced the discontinuation of the Phase 2 trial following the completion of a planned interim analysis of unblinded trial data for 118 patients by the DRC. Based on the results of this analysis, the DRC determined that the trial was futile, meaning that it was not likely to meet its primary end-point upon completion, and recommended that trial enrollment be discontinued.

During the fourth quarter of 2018, we completed our analysis of the complete dataset from the 154 patients that were enrolled in the Phase 2 trial, and the modified intent to treat population included 76 patients in the ASN100 arm and 76 patients in the placebo arm. The trial failed to achieve the primary efficacy endpoint, as there was no statistical difference in the occurrence of S. aureus pneumonia prior to Day 22 between the ASN100 (5/76, 6.6%) and placebo arms (7/76, 9.2%).

ASN500

ASN500 is a mAb targeting RSV, a virus that can cause serious respiratory tract infections in young children and elderly and immunocompromised patients. We believe ASN500, which we are developing for the prevention of RSV infection, will have the potential to offer benefits over existing preventive therapies in terms of potency, dosing strategy, manufacturing and route of administration, to better serve both new and existing target populations. The ASN500 program is currently in preclinical development and Phase 1 clinical trials are expected to commence in the first half of 2020. This program has been principally funded to date under grant agreements between us and the Bill & Melinda Gates Foundation, or the Gates Foundation.

Gram-Negative Programs: ASN300 and ASN200

Our preclinical stage Gram-negative mAb programs, ASN300 for Klebsiella pneumoniae and ASN200 for Escherichia coli, were outlicensed to subsidiaries of Bravos Biosciences, LLC during the first half of 2018. In December 2018, we entered into a patent license and option agreement with Janssen Pharmaceuticals, Inc., or Janssen, pursuant to which we granted to Janssen (i) a non-exclusive license to specified patents in our portfolio related to the ASN200 E. coli program, and (ii) an option for Janssen to acquire these patents in the future if specified conditions are met.

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

Some of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources and significantly greater experience in the discovery and development of product candidates, obtaining U.S. Food and Drug Administration, or FDA, and other regulatory approvals of treatments and commercializing those treatments. These same competitors may invent technology that competes with our product candidates.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, we expect that any products, if approved, would be priced at a premium over competitive generic products and our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

ASN500

If approved for the prevention of RSV infection, ASN500 would compete with palivizumab, which is marketed by MedImmune as Synagis®, the only approved therapy in this indication. ASN500 may also compete with other product candidates currently in clinical development in this indication, including MedImmune’s MEDI8897, which is in Phase 2 clinical development, and Merck’s MK-1654, which is in Phase 1 clinical development.

Sales and Marketing

In light of our stage of development, we have not yet established a commercial organization or distribution capabilities. We have retained worldwide commercial rights for our ASN100 and ASN500 product candidates. If either of these product candidates receive marketing approval, we plan to commercialize them in the United States and potentially in Europe with our own focused, specialty sales force. We would expect to conduct most of the build-out of this organization following the approval of a biologics license application, or BLA, in the United States or similar marketing authorization in Europe of any of our product candidates. We would expect to explore commercialization of our product candidates in certain markets outside the United States, including the European Union, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

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

As of March 1, 2019, our patent portfolio included:

•	Our ASN100 patent portfolio, which includes seven patent families that we solely own:
•

The first family consists of patents and patent applications with composition of matter claims covering antibodies directed against specified targets and includes granted patents in the United States, Europe, Japan, China, Mexico and Australia, and five pending patent applications in other jurisdictions, including Brazil, Canada, India, Israel, and Russia. We expect that any patents that issue in this first family will expire in April 2033.

•

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

•

The third family consists of patent applications with composition of matter claims covering antibodies with specified antibody sequences and includes one pending patent application in the United States, one pending patent application in Europe, one granted patent in Japan, one granted patent in South Africa and 10 pending patent applications in other jurisdictions, including Australia, Brazil, Canada, China, India, Israel, Korea, Mexico, New Zealand and Russia. We expect that any patents that issue in this third family will expire in October 2034.

•

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

•

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

•

The sixth family consists of patent applications with composition of matter claims covering antibodies with specified antibody sequences and includes one pending patent application in the United States, one pending patent application in Europe and 10 pending patent applications in other jurisdictions, including Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico and Russia. We expect that any patents that issue in this sixth family will expire in April 2036.

•

The seventh family consists of patent applications with composition of matter claims covering a specified combination of antibodies and includes one pending patent application in the United States, one pending patent application in Europe and 10 pending patent applications in other jurisdictions, including Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico and Russia. We expect that any patents that issue in this seventh family will expire in April 2036.

•

Our ASN500 patent portfolio, which includes two patent families that we have an exclusive option to license from Adimab, LLC. Each family includes one pending Patent Cooperation Treaty, or PCT, application with composition of matter claims covering antibodies with specified antibody sequences. We expect that any patents that issue from these families will expire in October 2037.

•

Our ASN300 patent portfolio, which includes three patent families that we solely own and two patent families that are co-owned by Max Planck Gesellschaft, from which we have exclusively licensed rights to develop and commercialize therapeutic and diagnostic products under such patent families.

•

The first solely owned family consists of patent applications with composition of matter claims covering antibodies directed against a specified target and includes one pending patent application in the United States, one pending patent application in Europe and 12 pending patent applications in other jurisdictions, including Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico, New Zealand, Russia and South Africa. We expect that any patents that issue in this first solely owned family will expire in June 2036.

•

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

•

The third solely owned family consists of patent applications with composition of matter claims covering antibodies with specified antibody sequences and includes one pending patent application in the United States, one pending patent application in Europe and 12 pending patent applications in other jurisdictions, including Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico, New Zealand, Russia and South Africa. We expect that any patents that issue in this third solely owned family will expire in October 2036.

•

The fourth family, which is a co-owned family, consists of patent applications with composition of matter claims covering antibodies with specified antibody sequences and includes one pending patent application in the United States, one pending patent application in Europe and one pending patent application in Japan. We expect that any patents that issue in this fourth co-owned family will expire in August 2037.

•

The fifth family, which is a co-owned family, consists of patent applications with composition of matter claims covering antibodies with specified antibody sequences and includes one pending patent application in the United States, one pending patent application in Europe and one pending patent application in Japan. We expect that any patents that issue in this fifth co-owned family will expire in August 2037.

•	Our ASN200 patent portfolio, which includes two patent families that we solely own.
•

The first family consists of patent applications with composition of matter claims covering antibodies directed against a specified target and includes two granted patents and one pending patent application in the United States, two granted patent applications in Europe, one granted and one pending patent application in Australia, one granted patent in South Africa and 13 pending patent applications in other jurisdictions, including Brazil, Canada, China, India, Israel, Japan, Mexico, New Zealand and Russia. We expect that any patents that issue in this first family will expire in January 2034.

•

The second family consists of patent applications with composition of matter claims covering antibodies with specified antibody sequences and includes one granted patent in Europe, one granted patent in South Africa, one pending patent application in the United States and 11 pending patent applications in other jurisdictions, including Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico, New Zealand and Russia. We expect that any patents that issue in this second family will expire in December 2034.

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

Under the Adimab Collaboration Agreement, the company and Adimab were required to use reasonable efforts to conduct certain research, which we funded, to discover and optimize antibodies directed against targets selected by us. Intellectual property arising from the research is generally owned by the party that invents or creates the applicable intellectual property, although certain categories of intellectual property are specifically assigned to one party or the other. For example, patent rights relating to improvements to Adimab’s background platform technology or specifically covering the sequence of an antibody that, in each case, are invented in the course of the research are assigned to Adimab. Prior to our exercise of an option (as described in the next paragraph), (1) we and Adimab each grant the other a non-exclusive license to the relevant intellectual property we own to allow each party to carry out its rights and obligations in connection with the research, and (2) except for Adimab’s retained right to continue using and licensing its own libraries (as described further below), each party agrees not to practice or license the patents arising out of the research that it owns for any purpose other than to carry out its rights and obligations in connection with the research.

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

Under the Adimab Collaboration Agreement, as of December 31, 2018, we had paid Adimab approximately $4.3 million in the aggregate, consisting of upfront payments and reimbursement for research conducted by Adimab. We are obligated to pay Adimab royalties at a mid-single-digit percentage of net sales, made by us or our affiliates, of products based on antibodies for which we have exercised our option, or products that use or are based on any antibody discovered or optimized under the agreement, any derivative or modified version of any such antibody, or any sequence information as to any such antibody.

If we (or one of our affiliates with rights under the agreement) undergo a change in control and, at the time of such change in control, we have not sold or licensed to third parties all of our rights in antibodies for which we are obligated to pay Adimab royalties under the agreement (which rights we refer to as undesignated rights), then we are obligated to either pay Adimab a percentage, in the mid double digits of the payments we receive from that change in control that are reasonably attributable to those undesignated rights and certain patents arising from the collaboration, or require our acquirer and all of its future third party collaborators to pay to Adimab the royalties described in the preceding paragraphs with respect to net sales of all products based on those undesignated rights. If the Merger is successfully consummated, the transaction will result in this royalty election being made. If we grant rights to a third party under certain patents that are not directed to the antibodies for which we are obligated to pay Adimab royalties (as described above), we are also obligated to pay Adimab, in place of royalties or a percentage of payments received from the third party, a lump sum in the high six digits.

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

Adimab Option and License Agreement.    In February 2017, we entered into an option and license agreement with Adimab, which we refer to as the Adimab Option Agreement. We are developing antibodies discovered under the Adimab Option Agreement in our ASN500 monoclonal antibody program.

Under the Adimab Option Agreement, Adimab has provided to us certain proprietary antibodies against RSV, which we refer to as the initial RSV antibodies, for our evaluation during a specified option period and has granted us an exclusive, non-sublicensable license under certain Adimab patent rights and know-how during the option period to create, research, optimize, make, have made and use the initial RSV antibodies and modified or derivative forms of the initial RSV antibodies. Adimab has performed affinity maturation of a limited number of the initial RSV antibodies for us and provided us with a specified number of higher-affinity RSV antibodies resulting from those activities. In addition, we are conducting our own research program with respect to these RSV antibodies.

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

Under the Adimab Option Agreement, as of December 31, 2018, we had incurred costs paid to Adimab of approximately $0.2 million in the aggregate, consisting of reimbursement for affinity maturation work performed by Adimab and for certain patent prosecution costs incurred by Adimab. If we wish to exercise our option under the Adimab Option Agreement, we are obligated to pay Adimab an option fee of $0.3 million and make clinical and regulatory milestone payments of up to $24.4 million. We are obligated to pay Adimab royalties at a mid-single-digit percentage of net sales of products based on the initial RSV antibodies (including modified or derivative forms of those antibodies created by or for the company) by us or any of our affiliates, licensees or sublicensees, regardless of whether these products practice any of the assigned or licensed patents or know-how. If we obtain a license under a third party’s patent in order to avoid potential claims of patent infringement based on the way in which Adimab discovered an initial RSV antibody or a modified or derivative form of an initial RSV antibody using Adimab’s platform technology, then we have the right to offset a portion of the royalties we pay to the third party against our royalty payment obligations to Adimab with respect to such antibody, subject to certain limitations. If we obtain a license under any third-party patent other than as described in the preceding sentence, we have no right to offset any portion of the royalties we pay to the third party against our royalty payment obligations to Adimab. If there is a specified level of biosimilar competition with respect to any product on which we are obligated to pay Adimab running royalties, the royalties owed to Adimab will be reduced with respect to such product, subject to certain limitations.

Notwithstanding the royalty payment obligations described in the preceding paragraph, we have no payment obligations under the Adimab Option Agreement with respect to sales of products based on licensed RSV antibodies to the extent they are sold at cost in developing countries under the February 2017 Gates Foundation grant agreement, as amended and restated in August 2018, and the August 2018 Gates Foundation grant agreement (which are described in further detail below). However, if such products are sold in developing countries for an amount that exceeds cost, then the amount of such excess will be subject to the royalty payment obligations described in the preceding paragraph.

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

If we do not exercise our option, the Adimab Option Agreement will expire on our achievement of specified preclinical milestones under our grant agreements with the Gates Foundation, but in any event no later than mid-2019. If we do exercise our option, the Adimab Option Agreement will expire on the last-to-expire royalty term (defined, on a product-by-product and country-by-country basis, as the period ending on the later of twelve years after the first commercial sale of such product in such country and the expiration of the last of a specified set of patents and patent applications covering such product in such country) for any and all products for which we are obligated to pay Adimab royalties under the Adimab Option Agreement. We have the right to terminate the Adimab Option Agreement for any reason by providing Adimab with a specified amount of prior written notice. Adimab has the right to terminate the Adimab Option Agreement if we materially breach the agreement and fail to cure such breach within a specified cure period, including, as discussed above, for our failure to use commercially reasonable efforts to develop and commercialize at least one product based on a licensed RSV antibody in major markets. If Adimab terminates the Adimab Option Agreement for our breach, if we terminate the agreement for our convenience or if the agreement expires before we exercise our option, then we must return or destroy certain know-how, including all initial RSV antibodies, and all modified or derivative forms of those antibodies, in our possession other than those for which we have made all payments required under the Adimab Option Agreement, assign certain patents covering certain RSV antibodies to Adimab, grant Adimab a non-exclusive, royalty-free license under certain other patents, and grant Adimab a time-limited right of first negotiation to obtain an exclusive license to certain patents and know-how and the transfer and assignment of certain regulatory filings and approvals and other related assets related to products based on licensed RSV antibodies. Certain of our payment obligations relating to specified products arising from the agreement survive expiration or termination of the agreement.

Certain disputes under the Adimab Option Agreement must be resolved through binding arbitration.

The Bill & Melinda Gates Foundation

February 2017 Grant Agreement and August 2018 Amended and Restated Gates Foundation Grant Agreement.    In February 2017, we entered into a grant agreement with the Gates Foundation pursuant to which the Gates Foundation granted us up to $9.3 million to conduct preclinical development of monoclonal antibodies for the prevention of RSV infection in newborns, which we refer to as the RSV project. In return, we agreed to conduct the RSV project in a manner that ensures that the knowledge and information gained from the project will be promptly and broadly disseminated, and that the products, technologies, materials, processes and other intellectual property resulting from the RSV project (which we collectively refer to as the funded developments) will be made available and accessible at an affordable price to people most in need within developing countries. These obligations survive any expiration or termination of the grant agreement.

To this end, we granted the Gates Foundation a non-exclusive, perpetual, royalty-free, fully paid up, sublicensable license to make, use, sell, offer to sell, import, distribute, copy, modify, create derivative works, publicly perform and display the funded developments and, to the extent incorporated into a funded development or required to use a funded development, any other technology created outside of the RSV project that was used as part of the RSV project, for the benefit of people in developing countries. We also agreed to seek prompt publication of data and results developed under the RSV project under “open access” terms and conditions. This license and these publication obligations survive any expiration or termination of the grant agreement.

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

In August 2018, we amended and restated the February 2017 grant agreement. The amended and restated grant agreement includes amendments to conform to current Gates Foundation audit, reporting, and other administrative requirements, as well as to make the perpetual Gates Foundation license grant described above irrevocable.

August 2018 Gates Foundation Grant Agreement.    In August 2018, we entered into an additional grant agreement with the Gates Foundation pursuant to which the Gates Foundation granted to us up to $1.1 million to conduct preclinical development activities for the RSV project that were not included in the February 2017 grant agreement, as amended and restated in August 2018. In return, we agreed to conduct the RSV project in a manner that ensures that the knowledge and information gained from the project will be promptly and broadly disseminated, and that the products, technologies, materials, processes and other intellectual property resulting from the RSV project (collectively referred to as the funded developments) will be made available and accessible at an affordable price to people most in need within developing countries. These obligations survive any expiration or termination of the grant agreement.

To this end, we granted to the Gates Foundation a non-exclusive, perpetual, irrevocable, royalty-free, fully paid up, sublicensable license to make, use, sell, offer to sell, import, distribute, copy, modify, create derivative works, publicly perform and display the funded developments and, to the extent incorporated into a funded development or required to use a funded development, any other technology created outside of the RSV project that was used as part of the RSV project, for the benefit of people in developing countries. We also agreed to seek prompt publication of data and results developed under the RSV project under “open access” terms and conditions. This license and these publication obligations survive any expiration or termination of the grant agreements.

The August 2018 grant agreement expired during the year ended December 31, 2018.

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

We agreed to diligently generate and test, in preclinical animal studies, a product candidate for the prevention of neonatal sepsis caused by S. aureus in accordance with an agreed-upon research program. The Gates Foundation has a right to continue funding to develop and launch a final product for the prevention of neonatal sepsis caused by S. aureus, and/or to develop a combination monoclonal antibody product for use in the prevention of neonatal sepsis caused by S. aureus and/or other bacterial pathogens. We refer to each of these programs as a funded project. In each case, the Gates Foundation may elect to provide further funding and may request that the further development be co-funded by additional equity investments, subject to requisite approval by our board of directors and/or stockholders, or grants from the Gates Foundation pursuant to its standard grant making terms and processes. The specific level and allocation of any such funding responsibilities will be mutually agreed with the Gates Foundation to fairly allocate expected benefits between developing countries and developed countries in a manner that would not be reasonably likely to have a material adverse effect on our business or operations. Such funding will create an obligation for us, alone or through a third party, to conduct such research, development and launch activities. At the request of the Gates Foundation, we will grant the Gates Foundation a non-exclusive, sublicensable license to any candidates or products developed under any of these programs, and all related technology necessary for the development, production and/or distribution or sale of the relevant product(s), for use in the prevention of neonatal sepsis caused by S. aureus and/or other bacterial pathogens. The Gates Foundation would only be permitted to exercise any license to our background intellectual property under specified circumstances, which we collectively call a charitability default, or in the event of any other specified triggering event. A charitability default would occur in the event of our material breach of any of our global access commitments under the letter agreement (other than for regulatory, technical or scientific failure not within our reasonable control or knowledge prior to the letter agreement), our failure to comply with the restrictions on our use of the proceeds from the Gates Foundation investment, or our failure to comply with any related U.S. legal obligations set forth in the letter agreement. Other triggering events that would allow the Gates Foundation to exercise the license to our background intellectual property include if we commit an uncured material breach of any grant agreement for any applicable funded project; if we are unwilling or unable or cease to promptly conduct or complete any of the programs described above in this paragraph; if the Gates Foundation reasonably determines (after good faith discussions with us) that we do not have the ability to conduct or complete our global access commitments under the letter agreement in any material respect; or if we become insolvent or cease to conduct business in the ordinary course. Any exercise by the Gates Foundation of the license described in this paragraph will be subject to payment of applicable royalties under the Adimab Collaboration Agreement and, in certain circumstances, may involve payment of a reasonable royalty to us on sales of applicable products outside of the developing countries.

Under the letter agreement, we also agreed to conduct up to two additional projects proposed and funded by the Gates Foundation, or a Gates Foundation-supported entity, under the Gates Foundation’s standard grant making terms and processes, to identify monoclonal antibody candidates against a target pathogen or antigens associated with a target pathogen, and potentially to further develop such candidates, each of which we refer to as an additional funded project. At the request of the Gates Foundation, such additional funded projects will include a non-exclusive, sublicensable license to the Gates Foundation to any product candidates and related technology resulting from the applicable program, to the extent necessary for the development, production or distribution or sale of the relevant product candidate within the field of use prescribed for such product candidate. The Gates Foundation will not practice any such license for sale or distribution of any product candidate outside of the developing countries unless we or one of our licensees commits a material breach of our global access commitments under the letter agreement. If the Gates Foundation requests that we continue the development of any candidate identified in one of these additional funded projects, the specific level and allocation of any funding responsibilities associated with such development will be mutually agreed with the Gates Foundation to fairly allocate expected benefits between developing countries and developed countries in a manner that would not be reasonably likely to have a material adverse effect on our business or operations.

In addition to the licenses described above, we granted to the Gates Foundation and/or Gates Foundation-supported entities, a non-exclusive, non-terminable, royalty-free (except as required under the Adimab Collaboration Agreement), sublicensable license to products, technologies, materials, processes and other intellectual property developed using funds provided by the Gates Foundation or a Gates Foundation-supported entity, or developed in connection with our conduct of any funded project or additional funded project, as well as all of our background intellectual property, to utilize and exploit products and services directed at pathogens or other targets subject to any funded project or additional funded project. As with the other license grants in the letter agreement, the Gates Foundation would only be able to exercise this license if there is a charitability default or other triggering event (as described above).

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

Under the terms of the letter agreement, we are required to work with the Gates Foundation to develop and execute, prior to the completion of our Phase 2 clinical trials with respect to our ASN100 product candidate, a manufacturing and supply plan that will meet the reasonably expected demand in developing countries for any products developed under any funded project or any additional funded project. We agreed that the price of such products in developing countries will be such that the products are affordable to low income individuals, and in no case will the price charged by us with respect to such products in such countries exceed our actual production costs plus a specified percentage. The manufacturing and supply plan could involve the use of manufacturing partners and support from donors, and the specific level and allocation of funding responsibilities will be mutually agreed based on a fair allocation of the expected benefits between developing countries and developed countries.

If the Gates Foundation determines that it is reasonably necessary to work with a third-party manufacturer to achieve certain specified price and volume commitments, we agreed to license and transfer the necessary technology and intellectual property to such a manufacturer in order to allow the production of products for developing countries, and the Gates Foundation will pay all reasonable costs for any such transfer.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

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

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

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

Expanded Access to an Investigational Drug for Treatment Use.    Expanded access, sometimes called “compassionate use,” is the use of investigational new products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational product for the requested treatment will not interfere with the initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational products for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain new investigational products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a manufacturer to make its investigational products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

The BLA is, thus, a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new biologic product candidate must be the subject of an approved BLA before it may be commercialized in the United States. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved BLA is also subject to a program fee, which for fiscal year 2019 is $309,915. These fees are typically increased annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

Pediatric Studies and Exclusivity.    Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

Investigational products that have received orphan designation are exempt from the requirements of the PREA. Specifically, Section 505B(k) of the FDCA contains a statutory exemption from the requirement to conduct pediatric studies under PREA for certain products with orphan designation. Under this exemption, PREA does not apply to any application for an investigational product for an indication for which orphan designation has been granted when that application would otherwise trigger PREA because the application contains a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. In July 2018, the FDA issued draft guidance clarifying that it does not expect to grant any additional orphan-drug designation to investigational products for pediatric subpopulations of common diseases. Pediatric-subpopulation designations that have already been granted will not be affected by this change.

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

Biosimilars and Exclusivity.    The 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2019, the FDA has approved 17 biosimilar products for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by FDA in the near term.

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

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

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

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the United Kingdom Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

General Data Protection Regulation.    The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the

GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, a company may be required to conduct a clinical trial that compares the cost effectiveness of its product candidates to other available therapies. If reimbursement of products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the ability of a company to generate revenues and become profitable could be impaired.

In addition, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improve the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

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

Employees

As of March 1, 2019, we had 15 full-time employees, including a total of six employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, as of such date, eight employees were engaged in research and development and seven employees were engaged in general and administrative functions. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Corporate Information

We were incorporated in the State of Delaware in 2010 under the name Arsanis, Inc. Our principal executive offices are located at 950 Winter Street, Suite 4500, Waltham, Massachusetts 02451 and our telephone number is (781) 819-5704. Our website address is www.arsanis.com. The information contained in, or accessible through, our website does not constitute a part of this Annual Report on Form 10-K.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room. The SEC maintains a web site (http://www.sec.gov) that contains material regarding issuers that file electronically, such as ourselves, with the SEC.

We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risks Related to the Proposed Merger with X4

If we do not successfully consummate the Merger with X4 or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which we can give you no assurance.

There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing the Merger. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the company; (ii) litigation against us, and other various claims and legal actions arising in the ordinary course of business; (iii) debt obligations, such as the outstanding principal and interest due pursuant to our loans with Österreichische Forschungsförderungsgesellschaft mbH, or FFG; and (iv) non-cancelable facility lease obligations. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.

In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of the company. If a dissolution and liquidation were to be pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to our stockholders.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.

Our ability to successfully complete the Merger, or if the Merger is not completed, another potential strategic transaction, depends in large part on our ability to retain key management, finance and certain others of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these key employees could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company.

The issuance of shares of our common stock to current holders of X4 capital stock in the Merger will dilute substantially the voting power of our current stockholders.

If the Merger is completed, each outstanding share of X4 capital stock will be converted into the right to receive a number of shares of our common stock equal to the exchange ratios determined pursuant to the Merger Agreement. Immediately following the Merger, our securityholders (excluding for this purpose certain out-of-the-money options and warrants) are currently expected to own approximately 31.9% of the outstanding capital stock of the combined organization on a fully diluted basis, and X4 securityholders are currently expected to own approximately 68.1% of the outstanding capital stock of the combined organization on a fully diluted basis, assuming for this purpose a closing date of February 28, 2019. Accordingly, the issuance of shares of our common stock to X4 stockholders in the Merger will reduce significantly the relative voting power of each share of our common stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined organization after the Merger than prior to the Merger.

If the combined organization after the Merger is unable to realize the strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving the expected commensurate benefit, or receiving only part of the commensurate benefit to the extent the combined organization is able to realize only part of the expected strategic and financial benefits currently anticipated from the Merger.

The pendency of the Merger could have an adverse effect on the trading price of our common stock and our business, financial condition, results of operations or business prospects.

While there have been no significant adverse effects to date, the pendency of the Merger could disrupt our businesses in the following ways, including:

•	the attention of our management may be directed toward the closing of the Merger and related matters and may be diverted from the day-to-day business operations; and
•	third parties may seek to terminate or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise.

Should they occur, any of these matters could adversely affect the trading price of our common stock or harm our financial condition, results of operations or business prospects.

There is no assurance that the Merger will be completed in a timely manner or at all. If the Merger is not consummated, our business could suffer materially and our stock price could decline.

The closing of the Merger is subject to a number of closing conditions, including the approval by our stockholders of the issuance of shares of our common stock pursuant to the Merger Agreement and other customary closing conditions. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed.

If the Merger is not consummated, we may be subject to a number of material risks, and our business and stock price could be adversely affected, as follows:

•	we have incurred and expect to continue to incur significant expenses related to the Merger even if the Merger is not consummated;
•	we could be obligated to pay X4 a termination fee of up to $600,000 under certain circumstances pursuant to the Merger Agreement;
•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed; and
•	we may not be able to pursue an alternate merger or other strategic transaction if the Merger with X4 is not completed.

The combined organization may become involved in securities class action litigation that could divert management’s attention and harm the combined organization’s business and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or shareholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a Merger. The combined organization may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could adversely affect the combined organization’s business.

Risks Related to our Financial Position and Need for Additional Capital

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. Our net loss was $43.0 million for the year ended December 31, 2018, $33.9 million for the year ended December 31, 2017 and $23.0 million for the year ended December 31, 2016. As of December 31, 2018, we had an accumulated deficit of $135.3 million. We have funded our operations to date primarily with proceeds from our initial public offering and concurrent private placement, the sale of preferred stock, convertible debt financings, borrowings under a loan agreement, proceeds received from governmental loans and grants and proceeds received under a non-governmental grant. To date, we have devoted substantially all of our resources to building our business to support discovery, research and development activities for our programs.

We have devoted a significant portion of our financial resources and efforts to the development of ASN100. On June 28, 2018, we announced that the DRC for our ASN100 Phase 2 clinical trial recommended that trial enrollment be discontinued based on the DRC’s conclusion that the trial was not likely to meet its primary end-point upon completion. Based on the DRC recommendation, we decided to discontinue the Phase 2 clinical trial of ASN100 and have taken steps to notify health authorities and clinical investigators participating in the trial. We have ceased further clinical development of ASN100. Our determination as to our next steps will necessarily impact the amount of expenses we incur and the size of our operating losses for the foreseeable future.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

To become and remain profitable, we or any current or potential future collaborators must develop and eventually commercialize at least one product candidate with significant market potential. This will require us or our collaborators to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of one or more product candidates, obtaining marketing approval for one or more of these product candidates, manufacturing, marketing and selling those products for which we or our collaborators may obtain marketing approval and satisfying any post-marketing requirements. We or our collaborators may never succeed in any or all of these activities and, even if we or our collaborators do succeed, we or our collaborators may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of the company also could cause you to lose all or part of your investment.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organizing and staffing the company, business planning, raising capital, obtaining funding from government entities and non-government organizations, developing and securing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials of our most advanced product candidates and entering into licensing and funding agreements. We have not yet demonstrated the ability to initiate or complete later-stage clinical trials of any product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any evaluation of our business to date or predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Pending the planned consummation of the Merger, we plan to explore potential outlicensing opportunities for ASN100, continue the development of our ASN500 program as well as support our collaborators across our ongoing ASN200 and ASN300 programs, both of which were outlicensed to subsidiaries of Bravos Biosciences, LLC during the first half of 2018. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments through the fourth quarter of 2020 based on our current operating plans, which do not include material ASN100 expenses in 2019.

Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, our current changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•	our ability to successfully consummate the Merger or any other strategic transaction;
•	the scope, progress, results and costs of researching and developing our ASN500 program and any product candidates, and conducting preclinical studies and clinical trials;
•	the costs, timing and outcome of regulatory review of any product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any product candidates for which we receive marketing approval;
•	the costs of manufacturing commercial-grade products and necessary inventory to support commercial launch;
•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
•	the revenue, if any, received from commercial sale of our products, should any product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any;
•	costs associated with any litigation that might be brought against us in the future; and
•

the absence of any breach, acceleration event or event of default under our funding agreements with FFG, including under our recently announced settlement agreement with FFG, or under any other agreements with third parties.

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

Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy, and we could be forced to delay, reduce or eliminate certain research and development programs or any future commercialization efforts.

Our existing and any future indebtedness, including our funding arrangements with FFG, could adversely affect our ability to operate our business.

Under our loans from FFG, principal amounts outstanding totaled $9.7 million as of December 31, 2018 and $10.2 million as of December 31, 2017. We are required to pay interest on our loans from FFG semi-annually, with payment of principal due at the maturity dates of the loans, which range from 2019 to 2021 (after giving effect to the settlement agreement with FFG described below).

Moreover, between 2011 and 2017, we recorded grants from FFG in the aggregate amount of approximately $9.2 million. We may be required to return all or a portion of the FFG loans and/or grants if we do not comply with the terms of the related FFG funding agreements and related guidelines, including specified requirements as to continued operations with respect to certain locations and funded projects, and or if we fail to comply with the terms of the settlement agreement with FFG described below.

On February 4, 2019, we and Arsanis Biosciences GmbH, or Arsanis GmbH, received letters from counsel to FFG alleging that we breached reporting, performance and other obligations in connection with the grants and loans made by FFG to Arsanis GmbH between September 2011 and March 2017 to fund qualifying research and development expenditures. The letters demanded the immediate repayment of all such subsidies. On March 8, 2019, we announced that we had entered into a settlement agreement with FFG in respect of these allegations and demands for repayment. Pursuant to the terms of the settlement agreement, in exchange for FFG’s waiver of all claims against us and Arsanis GmbH except for its claims for repayment of the loans and regular interest, including its waiver of claims for repayment of grants and interest exceeding regular interest, subject to compliance by us and Arsanis GmbH with the terms of the settlement agreement, Arsanis GmbH has agreed to repay the outstanding loan principal (plus regular interest accrued thereon) on an accelerated payment schedule of three years instead of the original five years, with the final accelerated installment due and payable on June 30, 2021. The settlement agreement also contains certain other restrictive covenants, including a requirement to maintain a minimum cash balance equal to 70% of the then-outstanding principal amount of the loans at Arsanis GmbH in an account held with an Austrian bank, until all of the loans have been repaid and subject to other terms specified in the settlement agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments—FFG Settlement” for further discussion of the terms of the settlement agreement.

We could in the future incur additional indebtedness beyond our borrowings from FFG.

Our outstanding indebtedness, combined with our other financial obligations and contractual commitments, including any additional future indebtedness beyond our borrowings from FFG, could have significant adverse consequences, including:

•

requiring us to dedicate a portion of our cash and cash equivalents resources to the payment of interest and principal, prepayment and repayment fees and penalties, thereby reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes;

•

subjecting us to restrictive covenants (such as the minimum cash balance requirement under the FFG settlement agreement) that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete;

•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options; and
•	increasing our vulnerability to adverse changes in general economic, industry and market conditions.

We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our existing debt. Failure to make payments or comply with other covenants under our existing debt instruments could result in an event of default and acceleration of amounts due. In particular, under the terms of the FFG settlement agreement, if we or Arsanis GmbH breach specified obligations under the settlement agreement (and fail to cure such breach during any applicable grace period), FFG is entitled to accelerate the repayment of any outstanding loans. If we are required to pay amounts due under our existing debt sooner than we expect, our available cash and cash equivalents may be insufficient to satisfy our liquidity requirements. In such an event, we may be forced to delay or reduce the scope of our planned operations, including our continued development of ASN500, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that the value of our securities will decline and/or become worthless and that investors will lose all or a part of their investment. Moreover, if we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern as a result of such lack of liquidity, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

Risks Related to the Development of Product Candidates

Our business to date has been almost entirely dependent on the success of ASN100, which was recently discontinued following failure to achieve the primary end-point in its Phase 2 clinical trial.

On June 28, 2018, we announced that the DRC for our ASN100 Phase 2 clinical trial recommended that trial enrollment be discontinued based on the DRC’s conclusion that the trial was not likely to meet its primary end-point upon completion. Based on the DRC recommendation, we have discontinued the Phase 2 clinical trial of ASN100 and have taken steps to notify health authorities and clinical investigators participating in the trial. During the fourth quarter of 2018, we completed our analysis of the complete dataset from the trial and have ceased further clinical development of ASN100.

In light of the discontinuation of the Phase 2 clinical trial of ASN100, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by management. Because of the significant uncertainty regarding future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy.

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

In addition, we have never had a product candidate receive approval from the FDA, the EMA, or other regulatory authority. The regulatory review process may be more expensive or take longer for our product candidates than we expect, and we may be required to conduct additional studies and/or trials beyond those we anticipate. If it takes us longer to develop and/or obtain regulatory approval for product candidates than we expect, such delays could materially and adversely affect our business, financial condition, results of operations and prospects.

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

We currently have no products approved for sale and historically we have invested a significant portion of our efforts and financial resources in the development of ASN100, which we have ceased developing. We are continuing to develop our ASN500 program, which is currently in preclinical development. The success of any product candidates we may develop will depend on several factors, including the following:

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards of the institutions in which such trials are being conducted or ethics committees, by the DRC or Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including those relating to the class of products to which our product candidate belongs. In June 2018, we discontinued our Phase 2 clinical trial of ASN100, based on the results of a planned interim analysis of unblinded trial data conducted by the DRC. The DRC determined that the trial was futile, meaning that it was not likely to meet its primary end-point upon completion, and recommended that trial enrollment be discontinued. During the fourth quarter of 2018, we completed our analysis of the complete dataset from the trial and have ceased further clinical development of ASN100.

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

There can be no assurance that the success we achieved in preclinical studies and early clinical trials ultimately will result in success in potential future clinical trials of product candidates. For example, we have ceased clinical development of ASN100 after the DRC for our ASN100 Phase 2 clinical trial recommended that trial enrollment be discontinued based on the DRC’s conclusion that the trial was not likely to meet its primary end-point upon completion.

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

We may find it difficult to enroll and dose patients in our clinical trials, which could delay or prevent us or our collaborators from proceeding with clinical trials of any product candidates.

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

If serious adverse or undesirable side effects are identified during the development of any product candidate, we or our collaborators may need to abandon or limit development of that product candidate.

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

If approved for the prevention of RSV infection, products from our ASN500 program would compete with palivizumab, which is marketed by MedImmune as Synagis, the only approved therapy in this indication. Any ASN500 products may also compete with other mAb product candidates currently in clinical development in this indication, including MedImmune’s MEDI8897, which is in Phase 2 clinical development and Merck’s MK-1654, which is in Phase 1 clinical development.

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

We do not expect to independently conduct any future clinical trials of any product candidates. We expect to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct any future clinical trials. In addition, we currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical studies. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur in our product development activities. Although we seek to carefully manage our relationships with third parties, we could encounter similar challenges or delays in the future and these challenges or delays could have a material adverse impact on our business, financial condition and prospects.

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

Risks Related to Our Business Operations

We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction.

Following our previously disclosed reduction in workforce, as of March 1, 2019, our workforce was comprised of 15 employees. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate the Merger, to run our day-to-day operations, as well as fulfill our reporting obligations as a public company.

We may experience difficulties in managing reductions in force.

Effecting our ongoing and planned reductions in workforce has, and is expected to continue to, place significant strains on management, our employees and our operational, financial and other resources. Furthermore, reductions in force involve certain additional costs, including severance and benefits payments to terminated employees, and we may also incur liabilities from early termination or assignment of contracts, potential litigation or other effects from such reduction in workforce. Such effects from the reduction in workforce could have a material adverse effect on our ability to execute on our business plan. There can be no assurance that we will be successful in implementing our reduction in workforce.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to:

•	comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions;
•	provide accurate information to the FDA, the EMA and other regulatory authorities;
•	comply with healthcare fraud and abuse laws and regulations in the United States and abroad;
•	comply with the FCPA or other anti-corruption laws and regulations;
•	report financial information or data accurately; or
•	disclose unauthorized activities to us.

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

As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards of $38.8 million (of which $14.5 million was generated in 2018 and has an indefinite life) and $34.9 million respectively, which begin to expire in 2031 and 2036, respectively. In addition, as of December 31, 2018, we had foreign net operating loss carryforwards of $64.7 million, which do not expire. As of December 31, 2018, we also had U.S. federal and state research and development tax credit carryforwards of $0.4 million and $0.1 million, respectively, which begin to expire in 2032 and 2031, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. It is likely that the Merger will constitute an “ownership change” for purposes of Section 382 and that, therefore, our ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revised the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, reduction of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, the consummation of the Merger, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or robust, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize products and technology may be adversely affected.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates or which effectively prevent others from commercializing competitive technologies and product candidates. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by such third party, or by the United States Patent and Trademark Office, or USPTO, itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

Even if the patent applications we license or own do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. For example, there can be no assurance that our issued patents contain and pending applications will contain, if granted, claims of sufficient breadth to cover all antibodies alleged to be biosimilar versions of product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We are a party to several intellectual property license and option agreements, including agreements with the Gates Foundation, and Adimab, that are important to our business, and may need to obtain additional licenses from others to advance our research or allow commercialization of any product candidates that we may develop. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize technology and product candidates in the future. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. In that event, we may be required to expend significant time and resources to redesign our product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly.

Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization timelines, milestone payments, royalties and other obligations on us. See “Business – Collaboration and License Agreements.” If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

For example, we have entered into two agreements with Adimab under which we were granted exclusive options to obtain ownership or exclusive worldwide licenses under specified patents relating to the development and commercialization of monoclonal antibodies, and we have exercised certain of those options to a number of antibodies. See “Business – Collaboration and License Agreements.” Our agreements with Adimab impose specified diligence, milestone payment, royalty, asset transfer payment, acquisition payment, prosecution, insurance and other obligations on us. If we fail to comply with our obligations under the licenses, Adimab may have the right to terminate the license agreements, in which event we might not be able to market, and may be required to transfer to Adimab our rights in, any product that is covered by the Adimab agreements, including ASN100. Termination of the license agreements may also result in our having to negotiate a new or reinstated license with less favorable terms, which would have a material adverse impact on our business. Further, under our agreements with Adimab, under certain circumstances, Adimab is permitted to transfer to third parties antibody libraries that may include antibodies that we have licensed from Adimab, as well as certain information regarding certain attributes of such antibodies.

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

Our commercial success depends upon our ability and the ability of any collaborators to develop, manufacture, market and sell product candidates and use proprietary technologies without infringing the proprietary rights and intellectual property of third parties. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current manufacturing methods, product candidates or future methods or products, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. The risks of being involved in such litigation and proceedings may also increase as any product candidates that we develop approach commercialization and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent.

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
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our commercial markets;

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and to accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the United Kingdom government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

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

Our stock price is volatile. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our product candidates or those of our competitors;
•	the success of competitive products or technologies;
•	commencement or termination of collaborations;

•	announcements regarding potential strategic transactions;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	significant litigation involving us;
•	announcements of material developments in our business, financial condition and/or operations;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own shares representing more than a majority of our outstanding common stock. In addition, three of our directors are affiliated with stockholders who each own more than 5% of our outstanding common stock. If these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the company on terms that other stockholders may desire or result in management of the company that our public stockholders disagree with.

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

Our common stock is listed for quotation on the Nasdaq Global Market. We are required to meet specified financial requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company.” Additionally, if we conduct a reverse merger (including the Merger), the combined organization following such transaction will need to meet Nasdaq’s initial listing standards. If we are unable to comply with Nasdaq’s listing standards, Nasdaq may determine to delist our common stock from the Nasdaq Global Market or other of Nasdaq’s trading markets. If our common stock is delisted for any reason, it could reduce the value of our common stock and liquidity.

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

We will incur costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

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

Provisions in our corporate charter and our by-laws, each as amended and restated, may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by our directors, officers, other employees or stockholders to the company or our stockholders, any action asserting a claim against us arising pursuant to the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim arising pursuant to our restated certificate of incorporation or amended and restated by-laws, or governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or other stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or other stockholders. Alternatively, if a court were to find this provision in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal facilities consist of office and laboratory space. We currently occupy approximately 5,711 square feet of office space in Waltham, Massachusetts under a lease that currently expires in December 2023 and approximately 410 square meters of office and laboratory space in Vienna, Austria under a sublease that currently expires in February 2021. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on the Nasdaq Global Market under the symbol “ASNS” on November 16, 2017. Prior to that date, there was no public trading market for our common stock.

Holders of Our Common Stock

As of March 1, 2019, there were 44 record holders of our common stock.

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

Use of Proceeds from Registered Securities

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

All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-1 (Registration No. 333-221050), which was declared effective by the SEC on November 15, 2017.

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

As of December 31, 2018, we have used approximately $43.1 million of our existing cash and cash equivalents at the time of the initial public offering, together with the net proceeds from our initial public offering, to advance our product candidates through clinical trial programs and for working capital and general corporate purposes. There have been no material changes in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 17, 2017 pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results that may be expected in any future period. You should read the selected financial data below in conjunction with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015
	(in thousands)
Revenue:
License revenue	$3,500	$—	$—	$—
Total revenue	3,500	—	—	—
Operating expenses:
Research and development	30,979	28,128	17,831	12,706
General and administrative	18,406	8,005	6,515	2,119
Total operating expenses	49,385	36,133	24,346	14,825
Loss from operations	(45,885)	(36,133)	(24,346)	(14,825)
Other income (expense):
Grant and incentive income	3,179	3,868	2,390	2,155
Interest expense	(1,039)	(2,079)	(2,515)	(472)
Interest income	809	214	—	—
Change in fair value of warrant liability	—	(31)	39	1
Change in fair value of derivative liability	—	762	1,388	—
Loss on extinguishment of debt	—	(462)	(35)	—
Other income (expense), net	(85)	(16)	104	(77)
Total other income (expense), net	2,864	2,256	1,371	1,607
Net loss	(43,021)	(33,877)	(22,975)	(13,218)
Accretion of redeemable convertible preferred stock to redemption value	—	(44)	(25)	(19)
Net loss attributable to common stockholders (1)	$(43,021)	$(33,921)	$(23,000)	$(13,237)
Net loss per share attributable to common stockholders—basic and diluted (1)	$(3.01)	$(16.45)	$(44.79)	$(26.02)
Weighted average common shares outstanding—basic and diluted (1)	14,308	2,062	514	509

(1)

See Note 15 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$30,754	$76,793	$3,035
Restricted cash (1)	640	355	394
Working capital (deficit) (2)	29,682	68,850	(6,344)
Total assets	36,004	81,254	7,604
Convertible promissory notes, net of discount	—	—	2,863
Loan payable, net of discount, including current portion	7,894	12,236	12,426
Warrant liability	—	—	47
Derivative liability	—	—	2,593
Redeemable convertible preferred stock (3)	—	—	39,838
Total stockholders' equity (deficit)	21,600	58,707	(56,562)

(1)

Restricted cash as of December 31, 2018 consisted of amounts subject to letters of credit in connection with our office leases and corporate credit cards. Restricted cash as of December 31, 2017 consisted of amounts subject to letters of credit in connection with our office leases. Restricted cash as of December 31, 2016 consisted of amounts subject to letters of credit in connection with our office leases and corporate credit cards. See Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

(2)	We define working capital (deficit) as current assets less current liabilities.
(3)	Upon the closing of our initial public offering, 21,869,096 shares of preferred stock were converted into 7,180,483 shares of common stock.

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

Overview

We are a clinical-stage biopharmaceutical company that has historically focused on applying mAb immunotherapies to address serious infectious diseases. We possess a deep understanding of the pathogenesis of infection paired with access to what we believe to be some of the most advanced mAb discovery techniques and platforms available today. Our pipeline is comprised of mAbs targeting multiple serious bacterial and viral pathogens, including Staphylococcus aureus (S. aureus) and RSV.

On June 28, 2018, we announced the discontinuation of our Phase 2 clinical trial of ASN100 for the prevention of S. aureus pneumonia in high-risk, mechanically ventilated patients following the completion of a planned interim analysis of unblinded trial data for 118 patients by an independent data review committee, or DRC. Based on the results of this analysis, the DRC determined that the trial was futile, meaning that it was not likely to meet its primary end-point upon completion, and recommended that trial enrollment be discontinued. During the third quarter of 2018, we completed follow-up visits on patients dosed in the trial per the study protocol, and during the fourth quarter of 2018, we completed our analysis of the complete dataset from the 154 patients that were enrolled in the trial. We are currently exploring potential collaborations or out-licensing opportunities for the potential continued development of ASN100.

Following our discontinuation of ASN100 clinical development, in August 2018 we announced that we were considering strategic options that may potentially result in changes to our business strategy and future operations and our board of directors approved a reduction in workforce to reduce operating costs and better align our workforce with the needs of our business following our discontinuation of the clinical development of ASN100. As part of this planned reduction in workforce, we eliminated 28 positions across the company, representing approximately 65% of our workforce, through March 1, 2019.

Following an extensive process of evaluating strategic alternatives for the company and identifying and reviewing potential candidates for a strategic acquisition or other transaction, on November 26, 2018, we entered into the Merger Agreement with X4, pursuant to which a wholly owned subsidiary of the company will merge with and into X4, with X4 continuing as a wholly owned subsidiary of the company and the surviving corporation of the Merger. We and X4 believe that the Merger will result in a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for the treatment of rare diseases. We expect to devote significant time and resources to completion of the Merger. However, there can be no assurance that such activities will result in the completion of the Merger. Further, the completion of the Merger ultimately may not deliver the anticipated benefits or enhance shareholder value.

X4 has expressed interest in retaining certain members of our staff including our scientific team in Vienna, Austria, a team which has deep expertise in the research of virally-mediated infections.

Since our inception in 2010, we have devoted substantially all of our resources to building our business to support discovery, research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have received significant proceeds from outside sources to fund our operations. We have funded our operations through December 31, 2018 primarily with proceeds from the following sources:

•	net cash proceeds of $75.1 million from sales of our preferred stock;
•	net cash proceeds of $39.5 million from sales of our common stock in our initial public offering;
•	net cash proceeds of $18.6 million from sales of our common stock in our private placement to New Enterprise Associates 16, L.P., or NEA;
•	gross proceeds of $14.4 million from borrowings under convertible promissory notes;

•	proceeds of $9.5 million from borrowings under a loan and security agreement with Silicon Valley Bank, or SVB, which, as amended, we refer to as the 2012 Loan Agreement;
•	proceeds of $9.2 million and $9.7 million of grant and loan proceeds, respectively, from our funding agreements with FFG;
•	proceeds of $4.9 million of research and development incentive payments received from the Austrian government;
•	proceeds of $2.7 million from grant agreements with the Bill & Melinda Gates Foundation, or the Gates Foundation; and
•	proceeds of $3.5 million from a patent license and option agreement with Janssen Pharmaceuticals, Inc.

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

Since our inception, we have incurred significant operating losses. If we do not successfully consummate the Merger with X4 or another strategic transaction, our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $43.0 million, $33.9 million and $23.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $135.3 million.

Pending the planned closing of the Merger, we expect to continue the development of our ASN500 program. We also expect to continue to incur costs associated with operating as a public company. As a result, we will need substantial additional funding to support continuing operations and pursue our business strategy, until such time as we can generate significant revenue from product sales, if ever. We expect to finance operations with proceeds from outside sources, with a majority of such proceeds to be derived from the sale of equity. We may also pursue additional funding from outside sources, including proceeds from our existing grant and potential future grant agreements with the Gates Foundation; expansion of, or entry into, new borrowing arrangements; grants and loans under existing funding agreements with FFG; research and development incentive payments from the Austrian government; and entry into potential future collaboration agreements for one or more programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, as well as the risk that the Merger will not be consummated, as described elsewhere in this Annual Report on Form 10-K, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue operations at planned levels and be forced to reduce or terminate operations.

As of December 31, 2018, we had cash and cash equivalents of $30.8 million. We believe our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments through the fourth quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Recent Developments

FFG Settlement

On February 4, 2019, we and Arsanis GmbH received letters from counsel to FFG alleging that we breached reporting, performance and other obligations in connection with the grants and loans made by FFG to Arsanis GmbH between September 2011 and March 2017 to fund qualifying research and development expenditures, which we collectively refer to as the subsidies. The letters demanded the immediate repayment of all subsidies, totaling approximately EUR 18.1 million ($20.4 million, based on an exchange rate of US$1.12 per EUR 1.00 on March 7, 2019), on or before February 19, 2019, which consisted of approximately EUR 7.2 million ($8.1 million) for the reimbursement of grants previously received by us, approximately EUR 8.5 million ($9.6 million) for the repayment of outstanding loan principal and approximately EUR 2.4 million ($2.7 million) for assessed interest, which we refer to, collectively, as the FFG Demands. FFG reserved all rights and remedies in connection with the subsidies.

On March 8, 2019, we entered into a settlement agreement, or the Settlement Agreement, with FFG, X4, Arsanis GmbH and Artemis AC Corp., our wholly owned subsidiary, in respect of the FFG Demands.

Pursuant to the terms of the Settlement Agreement, in exchange for FFG’s waiver of all claims against us and Arsanis GmbH except for its claims for repayment of the loans and regular interest, including its waiver of claims for repayment of grants and interest exceeding regular interest, subject to compliance by us and Arsanis GmbH with the terms of the Settlement Agreement, Arsanis GmbH has agreed to repay the outstanding loan principal equal to EUR 8,505,204 ($9.5 million, based on an exchange rate of US$1.12 per EUR 1.00 on March 7, 2019) (plus regular interest accrued thereon) on an accelerated payment schedule of three years instead of five years, with the final accelerated installment due and payable on June 30, 2021. The parties have also agreed that (i) the portion of such loans to be repaid in 2019, or the 2019 Payment, is EUR 2,596,320 ($2.9 million, based on an exchange rate of US$1.12 per EUR 1.00 on March 7, 2019) and such payment will be made on March 31, 2019; (ii) until all of the loans have been repaid and subject to other terms specified in the Settlement Agreement, a minimum cash balance equal to 70% of the then-outstanding principal amount of the loans will be maintained at Arsanis GmbH in an account held with an Austrian bank, which we refer to as the minimum cash requirement; (iii) at least until December 31, 2021 and subject to other terms specified in the Settlement Agreement, Arsanis GmbH will maintain a physical premises in Austria with a minimum of eight full-time equivalent employees, retain ownership rights to intellectual property, or IP, which generated or may be generated (if any) from or in relation to the projects that are subject to the subsidy agreements with FFG in Austria, and to the extent that it licenses such IP to any third party it will receive arm’s length compensation as consideration and (iv) Arsanis GmbH will comply with specified quarterly financial reporting obligations. We agreed (i) to procure the timely transfer of sufficient funds to Arsanis GmbH to ensure the minimum cash requirement is met, (ii) to use our best efforts to enable Arsanis GmbH to comply with specified obligations and (iii) to refrain from any instructions and measures that might endanger compliance with the specified obligations. X4 and Artemis AC Corp. agreed (i) to use commercially reasonable efforts to enable Arsanis GmbH and us to comply with their above-mentioned obligations and (ii) to refrain from any instructions and measures that might endanger compliance with such specified obligations. If we or Arsanis GmbH breach specified obligations under the Settlement Agreement (and fail to cure such breach during any applicable grace period), FFG is entitled to accelerate the repayment of any outstanding loans. In addition, subject to the fulfillment of Arsanis GmbH’s obligations and commitments under the Settlement Agreement, FFG has agreed that effective as of December 31, 2021, it will release the parties, as applicable, from all obligations and claims arising in relation to the subsidies and their commitments provided under the Settlement Agreement and under other documents in favor of Arsanis GmbH, as in effect as of the date of the Settlement Agreement.

Merger Agreement Amendment

In connection with the Settlement Agreement, on March 8, 2019, we entered into a Second Amendment to Agreement and Plan of Merger, or the Merger Agreement Amendment, to the Merger Agreement with Artemis AC Corp. and X4.

Pursuant to the Merger Agreement Amendment, we and X4 have agreed to amend the terms of our previously announced Merger Agreement to reflect our agreement that 1/3rd of the 2019 Payment, which equals EUR 865,440 (approximately $968,600, based on an exchange rate of US$1.12 per EUR 1.00 on March 7, 2019) and is referred to as the Arsanis accelerated payment amount, would be deducted from our “net cash” at closing (as defined in the Merger Agreement) and as a result would increase the exchange ratios for the X4 common stock and X4 preferred stock in the merger. Specifically, the Merger Agreement currently excludes the approximately EUR 8.5 million principal amount of FFG loans to Arsanis GmbH from the deduction for unpaid indebtedness that otherwise reduces our “net cash” at closing. The Merger Agreement Amendment provides that this excluded amount (and thus “net cash”) be reduced by the Arsanis accelerated payment amount, to approximately EUR 7.6 million.

Other than as expressly modified pursuant to (i) that certain First Amendment to Agreement and Plan of Merger, dated December 20, 2018, by and among us, Merger Sub and X4 and (ii) the Merger Agreement Amendment, the Merger Agreement remains in full force and effect as originally executed on November 26, 2018.

Lease Termination Agreement and Sublease Agreement

On February 26, 2019 Arsanis GmbH entered into a lease termination agreement, or the Termination Agreement, effective as of February 28, 2019, with Wüstenrot Marxbox GmbH & Co OG, or the Landlord, to terminate the lease dated November 26, 2010, by and between the Landlord (as successor-in-interest to Marxbox Bauprojekt GmbH & Co. OG) and Arsanis GmbH for its facility in Vienna, Austria, or the Lease. The Termination Agreement was conditioned upon a new tenant, Hookipa Biotech GmbH, or Hookipa, entering into a binding agreement to lease a portion of the premises subject to the Lease. Hookipa entered into its lease effective as of March 1, 2019.

In consideration for the termination of the Lease, Arsanis GmbH agreed to make a lump sum payment to the Landlord in the amount of EUR 45,000 (approximately $50,600, based on an exchange rate of US$1.12 per EUR 1.00 on March 7, 2019), plus 20% value-added tax, in full satisfaction of its obligations under the Lease.

In connection with the Lease Termination Agreement, Arsanis GmbH also entered into a sublease agreement with Hookipa, dated as of February 25, 2019, pursuant to which Arsanis GmbH agreed to sublease approximately 400 square meters of the premises subject to the original Lease from Hookipa with a term beginning on March 1, 2019, or the Sublease, to be used for laboratory and office space. The Sublease has a term of two years and is terminable by Arsanis GmbH upon three months’ notice. The monthly rent for the Sublease is approximately EUR 11,400 ($12,800, based on an exchange rate of US$1.12 per EUR 1.00 on March 7, 2019). In addition, Arsanis GmbH agreed to sell certain laboratory equipment and office furniture to Hookipa.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales. License revenue is generated from our patent license and option agreement with Janssen. We recognize nonrefundable license fees as revenue upon delivery provided there are no undelivered elements in the arrangement. Under our patent license and option agreement with Janssen, we may also recognize revenue from potential future payments should Janssen exercise its option to acquire specified patents in our portfolio related to the ASN200 E. coli program. We recognize such revenue in the period the option exercise occurs, provided that specified conditions are met, Janssen’s option to acquire such patents are considered probable of being achieved and we have no remaining performance obligations, assuming all other revenue recognition criteria are met.

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

Operating Expenses

Research and Development Expenses.    Research and development expenses consist primarily of costs incurred in connection with the discovery and development of product candidates. These expenses include:

•

expenses incurred under agreements with contract research organizations, or CROs, that are primarily engaged in the oversight and conduct of clinical trials, if any; contract manufacturing organizations, or CMOs, that are primarily engaged to provide preclinical and clinical drug substance and product for research and development programs, as well as investigative sites and consultants that conduct any clinical trials, preclinical studies and other scientific development services;

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

Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to CROs, CMOs, laboratories, consultants and other external service providers in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under license or option agreements. We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because such costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery as well as to manage our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track their costs by program.

The table below summarizes our research and development expenses incurred by program:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
ASN100	$19,744	$19,037	$9,722
ASN200	26	47	138
ASN300	17	123	59
ASN400	3	50	166
ASN500	1,530	856	3
Unallocated research and development expenses	9,659	8,015	7,743
Total research and development expenses	$30,979	$28,128	$17,831

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of our ASN500 program or any potential future product candidates or when, if ever, material net cash inflows may commence from any potential future product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	successful enrollment and completion of clinical trials;
•	a safety, tolerability and efficacy profile that is satisfactory to the FDA or any non-U.S. regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the performance of our future collaborators, if any;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment and maintenance of arrangements with third-party manufacturers for both clinical and any future commercial manufacturing;
•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by the patient community, the medical community and third-party payors; and
•	our ability to compete with other therapies.

We may never succeed in achieving regulatory approval for any product candidates. We may obtain unexpected results from clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of any product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay the planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. Drug commercialization will take several years and millions of dollars in development costs.

General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and benefits, stock-based compensation expense, directors and officers insurance and travel for personnel in executive, director, finance and administrative functions. General and administrative expenses also include professional fees for legal, audit, patent protection, and accounting services.

We anticipate that general and administrative expenses will decrease as a result of our reduction in workforce and reduction in legal fees following the closing of the planned merger with X4.

Other Income (Expense), Net

Grant and Incentive Income.    Grant and incentive income consists of grant income recognized in connection with grants we receive under funding agreements with FFG, or the FFG Grants, including the imputed benefit of FFG loans at below-market interest rates; incentive income received in connection with the research and development incentive program provided by the Austrian government; and grant income received under our grant agreements with the Gates Foundation.

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

Change in Fair Value of Derivative Liability.    We issued convertible promissory notes that contained a contingent put option and a conversion feature, each of which met the definition of a derivative instrument. We recognized the changes in the fair value of the derivative liability as a component of other income (expense), net in our consolidated statement of operations. The convertible promissory notes converted into shares of Series D convertible preferred stock in connection with the sale of our Series D convertible preferred stock in April 2017. As a result, no convertible promissory notes remained outstanding and we no longer recognize changes in the fair value of the derivative liability through other income (expense).

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

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits or any foreign income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards of $38.8 million (of which $14.5 million was generated in 2018 and has an indefinite life) and $34.9 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2031 and 2036, respectively. In addition, as of December 31, 2018, we had foreign net operating loss carryforwards of $64.7 million, which do not expire. As of December 31, 2018, we also had U.S. federal and state research and development tax credit carryforwards of $0.4 million and $0.1 million, respectively, which begin to expire in 2032 and 2031, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Revenue:
License revenue	$3,500	$—	$3,500
Total revenue	3,500	—	3,500
Operating expenses:
Research and development	30,979	28,128	2,851
General and administrative	18,406	8,005	10,401
Total operating expenses	49,385	36,133	13,252
Loss from operations	(45,885)	(36,133)	(9,752)
Other income (expense):
Grant and incentive income	3,179	3,868	(689)
Interest expense	(1,039)	(2,079)	1,040
Interest income	809	214	595
Change in fair value of warrant liability	—	(31)	31
Change in fair value of derivative liability	—	762	(762)
Loss on extinguishment of debt	—	(462)	462
Other income (expense), net	(85)	(16)	(69)
Total other income (expense), net	2,864	2,256	608
Net loss	$(43,021)	$(33,877)	$(9,144)

Revenue.     Revenue was $3.5 million for the year ended December 31, 2018, compared to $0 for the year ended December 31, 2017. The increase of $3.5 million was due to license revenue recognized under the patent license and option agreement with Janssen during the year ended December 31, 2018.

Research and Development Expenses.

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
ASN100	$19,744	$19,037	$707
ASN200	26	47	(21)
ASN300	17	123	(106)
ASN400	3	50	(47)
ASN500	1,530	856	674
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	8,405	6,095	2,310
Other	1,254	1,920	(666)
Total research and development expenses	$30,979	$28,128	$2,851

Research and development expenses were $31.0 million for the year ended December 31, 2018, compared to $28.1 million for the year ended December 31, 2017. The increase of $2.9 million was primarily due to an increase of $0.7 million in direct costs for our ASN100 program, an increase of $0.7 million in direct costs for our ASN500 program, and an increase of $1.6 million in unallocated research and development expenses.

The increase in direct costs for our ASN100 program was primarily due to CMO and CRO fees for process development and establishment of manufacturing capabilities for the supply of our clinical materials, the oversight and conduct of our Phase 2 clinical trial and investigator fees for that same clinical trial. Based on our decision to discontinue the Phase 2 clinical trial of ASN100, we do not expect to incur material direct costs for ASN100 in 2019 as we and our CMO and CROs completed manufacturing and process development and clinical trial activities during the year ended December 31, 2018.

Our ASN500 program was initiated in March 2017. Direct costs for our ASN500 program during the year ended December 31, 2018 were primarily due to third-party fees for the oversight and conduct of preclinical research, facility costs and preclinical program expenses associated with internal lab consumables. We expect that our direct costs for our ASN500 program will increase as we advance our ASN500 program through preclinical development.

The increase in unallocated research and development expenses was due to an increase of $2.3 million in personnel-related costs (including increases in salaries and wages of $1.0 million, stock-based compensation of $0.8 million and personnel travel costs of $0.1 million) primarily due to the hiring of new personnel and increased employee compensation. The increase in unallocated research and development expenses also included severance and retention costs of $0.4 million related to the reduction in workforce.

General and Administrative Expenses.     General and administrative expenses were $18.4 million for the year ended December 31, 2018, compared to $8.0 million for the year ended December 31, 2017. The increase of $10.4 million was primarily related to costs associated with operating as a public company, including increases of $6.1 million in personnel costs (which included increases in salaries and wages of $0.5 million, stock-based compensation of $4.0 million and personnel travel costs of $0.1 million) primarily due to an increase in headcount and employee compensation, $1.4 million in severance and retention costs related to the reduction in workforce, $0.4 million in board of directors fees, $0.6 million in insurance fees and $3.2 million in professional fees primarily due to legal and accounting costs associated with being a public company.

Other Income (Expense), Net.     Other income, net was $2.9 million for the year ended December 31, 2018, compared to $2.3 million for the year ended December 31, 2017. The increase of $0.6 million in other income, net was primarily due to a decrease of $1.0 million in interest expense primarily associated with our convertible promissory notes, a decrease in loss on extinguishment of debt of $0.5 million in connection with the April 2017 conversion of our 2016 and 2017 convertible promissory notes into shares of our Series D convertible preferred stock, and an increase in interest income of $0.6 million, primarily from the bank interest earned on the cash received from the initial public offering and concurrent private placement of our common stock. These increases in other income, net were partially offset by a decrease of $0.8 million in gains recognized as a result of decreases in the fair value of the derivative liability associated with our convertible promissory notes, which were converted into shares of preferred stock in April 2017, and a decrease in grant and incentive income of $0.7 million primarily associated with our grant agreements with the Gates Foundation.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$28,128	$17,831	$10,297
General and administrative	8,005	6,515	1,490
Total operating expenses	36,133	24,346	11,787
Loss from operations	(36,133)	(24,346)	(11,787)
Other income (expense):
Grant and incentive income	3,868	2,390	1,478
Interest expense	(2,079)	(2,515)	436
Interest income	214	—	214
Change in fair value of warrant liability	(31)	39	(70)
Change in fair value of derivative liability	762	1,388	(626)
Loss on extinguishment of debt	(462)	(35)	(427)
Other income (expense), net	(16)	104	(120)
Total other income (expense), net	2,256	1,371	885
Net loss	$(33,877)	$(22,975)	$(10,902)

Research and Development Expenses.

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Direct research and development expenses by program:
ASN100	$19,037	$9,722	$9,315
ASN200	47	138	(91)
ASN300	123	59	64
ASN400	50	166	(116)
ASN500	856	3	853
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	6,095	5,451	644
Other	1,920	2,292	(372)
Total research and development expenses	$28,128	$17,831	$10,297

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

Other Income (Expense), Net.     Other income, net was $2.3 million for the year ended December 31, 2017, compared to $1.4 million for the year ended December 31, 2016. The increase of $0.9 million in other income, net was primarily due to an increase in grant and incentive income of $1.5 million, primarily from our February 2017 grant agreement with the Gates Foundation, a decrease in interest expense of $0.4 million primarily associated with our convertible promissory notes, and an increase in interest income of $0.2 million, primarily from the bank interest earned on the cash received from the initial public offering and concurrent private placement of our common stock. These increases were partially offset by a decrease of $0.6 million in gains recognized as a result of decreases in the fair value of the derivative liability associated with our convertible promissory notes, an increase in loss on extinguishment of debt of $0.4 million in connection with the conversion of our 2016 and 2017 convertible promissory notes into shares of our Series D convertible preferred stock, and a decrease of $0.1 million in other income, net, primarily related to foreign currency transaction losses.

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

Since our inception, we have not generated any revenue from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from our initial public offering and concurrent private placement, the sale of preferred stock, borrowings under convertible promissory notes, borrowings under the 2012 Loan Agreement, proceeds received from loans and grants under funding agreements with FFG, research and development incentive payments received from the Austrian government, proceeds from grant agreements with the Gates Foundation and proceeds from a patent license and option agreement with Janssen. Through December 31, 2018, we had received net cash proceeds of $75.1 million from sales of our preferred stock, net cash proceeds of $58.1 million from the sale of our common stock, gross proceeds of $14.4 million from borrowings under convertible promissory notes, proceeds of $9.5 million from borrowings under the 2012 Loan Agreement with SVB, $9.2 million and $9.7 million of grant and loan proceeds, respectively, from our funding agreements with FFG, $4.9 million of research and development incentive payments received from the Austrian government, $2.7 million of proceeds from grant agreements with the Gates Foundation and $3.5 million of proceeds from our patent license and option agreement with Janssen.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(40,903)	$(27,871)	$(21,639)
Net cash used in investing activities	(34)	(42)	(73)
Net cash provided by (used in) financing activities	(4,531)	101,262	18,147
Effect of exchange rate changes on cash	(286)	370	(103)
Net increase (decrease) in cash and cash equivalents	$(45,754)	$73,719	$(3,668)

Operating Activities.     During the year ended December 31, 2018, operating activities used $40.9 million of cash, resulting from our net loss of $43.0 million and changes in our operating assets and liabilities of $4.5 million, partially offset by net non-cash charges of $6.6 million. We expect the discontinuation of the clinical development of ASN100 to result in a decline in cash used in operating activities in 2019, as we expect our expenses associated with ASN100 to be substantially complete as of December 31, 2018.

Changes in our operating assets and liabilities for the year ended December 31, 2018 consisted primarily of a $3.0 million decrease in accounts payable and accrued expenses, a $0.6 million decrease in prepaid expenses and other assets, a $1.4 million increase in grant and incentive receivables and a $0.7 million decrease in unearned income. The decrease in accounts payable and accrued expenses was primarily due to the payment of the 2017 annual bonuses in March 2018 and the timing of vendor invoices and payments. The decreases in prepaid expenses and other assets were primarily due to the receipt of clinical materials during the year ended December 31, 2018. The increase in grant and incentive receivables was primarily due to income earned under the Austrian research and development incentive program during the year ended December 31, 2018. The decrease in unearned income was primarily due to the amortization of the discount associated with the FFG loans.

During the year ended December 31, 2017, operating activities used $27.9 million of cash, resulting from our net loss of $33.9 million, partially offset by cash provided by changes in our operating assets and liabilities of $3.4 million and net non-cash charges of $2.6 million. Cash provided by changes in our operating assets and liabilities for the year ended December 31, 2017 consisted primarily of a $3.3 million increase in accrued expenses, a $0.2 million increase in accounts payable, and a $0.3 million decrease in prepaid expenses and other assets, all partially offset by a $0.3 million decrease in unearned income. The increases in accounts payable and accrued expenses were primarily due to increases in clinical trial costs associated with our Phase 2 clinical trial of ASN100, an increase in professional fees incurred in connection with our initial public offering, and an increase in amounts related to our annual year-end performance bonuses, as well as the timing of vendor invoices and payments. The decrease in prepaid expenses and other assets was primarily due to our use in the period of prepaid clinical materials and process development services related to our Phase 2 clinical trial of ASN100, partially offset by an increase in prepaid directors’ and officers’ and other corporate insurance. The decrease in unearned income was primarily due to the recognition of unearned income recorded for the imputed benefit of FFG loans at below-market interest rates.

During the year ended December 31, 2016, operating activities used $21.6 million of cash, resulting from our net loss of $23.0 million and net cash used by changes in our operating assets and liabilities of $0.5 million, partially offset by net non-cash charges of $1.9 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2016 consisted primarily of a $1.3 million increase in prepaid expenses and other assets, a $0.9 million increase in other assets and a $0.2 million decrease in unearned income, all partially offset by a $1.3 million increase in accounts payable, a $0.5 million increase in accrued expenses and a $0.2 million decrease in grant and incentive receivables. The increase in prepaid expenses and other assets was primarily due to prepayments for clinical material associated with our Phase 2 clinical trial of ASN100 and payments for process development activities for clinical material. The increase in other assets was due to prepaid investigator fees for our Phase 2 clinical trial of ASN100. The decrease in unearned income was due to the timing of our recognition of grant income related to the imputed benefit of FFG loans at below-market rates of interest. The increase in accounts payable was primarily due to an increase in research, development and clinical trial activities performed by CROs. The increase in accrued expenses was primarily due to increased accrued CRO fees for our Phase 2 clinical trial of ASN100 and accrued bonuses due to an increase in headcount. The decrease in grant and incentive receivables was due to a decrease of $0.4 million in receivables from FFG Grants, partially offset by an increase of $0.2 million in research and development incentive receivables from the Austrian government.

Investing Activities.     During each of the years ended December 31, 2018 and 2017, net cash used in investing activities was less than $0.1 million. During the year ended December 31, 2016, net cash used in investing activities was approximately $0.1 million. Net cash used in investing activities during the years ended December 31, 2018, 2017 and 2016 consisted of purchases of property and equipment.

Financing Activities.     During the year ended December 31, 2018, net cash used in financing activities was $4.5 million, consisting primarily of the repayment of our obligations under the 2012 Loan Agreement.

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

Borrowings under the 2012 Loan Agreement bore interest at a rate per annum equal to the greater of 3.25% and The Wall Street Journal prime rate, in each case minus 0.25%; provided, however, that in an event of default, as defined in the 2012 Loan Agreement, the interest rate applicable to borrowings under the agreement would be increased by 4.0%. Under the agreement, we were required to make monthly interest-only payments through December 1, 2016 and were required to make 36 equal monthly payments of principal, plus accrued interest, from January 1, 2017 through December 1, 2019, when all unpaid principal and interest would become due and payable. We had the right to voluntarily prepay all, but not less than all, of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee, which ranged from 1% to 2% of the outstanding principal if paid prior to February 19, 2018. The prepayment fee was 0% thereafter. A final payment of $0.4 million was due upon the earlier to occur of the maturity of the loan or the prepayment of all outstanding principal.

In connection with the 2012 Loan Agreement, between December 2012 and August 2016, we issued to SVB a warrant to purchase an aggregate of 11,013 shares of Series A-2 convertible preferred stock at an exercise price of $4.54 per share and a warrant to purchase an aggregate of 14,502 shares of Series B convertible preferred stock at an exercise price of $7.24 per share. The warrants became exercisable in connection with our borrowings under the 2012 Loan Agreement and are fully exercisable. The warrant to purchase shares of Series A-2 convertible preferred stock expires on December 6, 2022, and the warrant to purchase shares of Series B convertible preferred stock expires on February 18, 2026. In November 2017, in connection with the closing of the initial public offering, the warrants for the purchase of convertible preferred stock converted into warrants for the purchase of common stock. See Note 8 to our consolidated financial statements appearing in this Annual Report on Form 10-K for additional information on the conversion of the warrants.

Borrowings under the 2012 Loan Agreement were collateralized by a pledge of substantially all of our assets other than our intellectual property, including 65% of the outstanding capital stock of our subsidiary in Austria. The 2012 Loan Agreement contained customary affirmative and negative covenants, including restrictions on our ability to pay dividends and encumber our intellectual property, but did not contain any financial covenants.

FFG Loans

Between September 2011 and March 2017, we entered into a series of funding agreements with FFG that provided for loans and grants to fund qualifying research and development expenditures of Arsanis GmbH on a project-by-project basis, as approved by FFG. As of December 31, 2018 and 2017, the outstanding principal amount under loans from FFG was $9.7 million and $10.2 million, respectively, which loan amounts were based on our actual spending for qualified expenditures.

Amounts due under the FFG loans bear interest at varying fixed rates ranging from 0.75% to 2.0% per annum. Interest is payable semi-annually in arrears, with all accrued interest and principal due upon maturity. After giving effect to the Settlement Agreement, the FFG loans mature at varying dates between March 2019 and June 2021. The FFG loans are not secured by any of our assets. In connection with the Settlement Agreement, we agreed to certain restrictive covenants in connection with the FFG loans as further described under “—Recent Developments—FFG Settlement” above.

We may be required to return all or a portion of the FFG loans and/or grants if we do not comply with the terms of the related FFG funding agreements and related guidelines, including specified requirements as to continued operations with respect to certain locations and funded projects, or if we fail to comply with the terms of the Settlement Agreement.

See “—Recent Developments—FFG Settlement” above for further discussion of the recently announced Settlement Agreement with FFG.

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

Funding Requirements

Pending the planned closing of the Merger, our current operating plan provides for the continued development of our ASN500 program as well as the continued support of our collaborators across our ongoing ASN200 and ASN300 programs, both of which were outlicensed to subsidiaries of Bravos Biosciences, LLC during the first half of 2018. We have ceased further clinical development of ASN100 and do not expect to incur material costs for this program in 2019.

We expect to continue to incur significant expenses for at least the next several years as we advance our ASN500 program through preclinical development and clinical trials and seek regulatory approval of any product candidates. In addition, we expect to continue to incur costs associated with operating as a public company. Our expenses could increase over the long-term as we:

•	advance our ASN500 program;
•	advance potential future product candidates into preclinical and clinical development;
•

conclude our ongoing review of strategic options for our business that may potentially result in changes to our current business strategy and future operations, which in turn may result in significant future research and development and general and administrative expenses based on the outcome of our strategic review;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•

establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own or jointly;

•	hire additional clinical, quality control and scientific personnel;
•

expand our operational, financial and management systems and increase personnel, including personnel to support clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio; and
•	acquire or in-license other product candidates and technologies.

Based on our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments through the fourth quarter of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional funding to complete the clinical development of any successful product candidate from our ASN500 program, commercialize any product candidate, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any potential future product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize such product candidate itself. Also, in light of the discontinuation of the Phase 2 clinical trial of our lead product candidate ASN100, we are considering strategic options for the business that may potentially result in changes to our current business strategy and future operations.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•	our ability to successfully consummate the Merger or any other strategic transaction;
•	the scope, progress, results and costs of researching and developing our ASN500 program and any product candidates, and conducting preclinical studies and clinical trials;
•	the costs, timing and outcome of regulatory review of any product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any product candidates for which we receive marketing approval;
•	the costs of manufacturing commercial-grade products and necessary inventory to support commercial launch;
•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
•	the revenue, if any, received from commercial sale of our products, should any product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-licenses other product candidates and technologies;
•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any;
•	costs associated with any litigation that might be brought against us in the future; and
•	the absence of any breach, acceleration event or event of default under our funding agreements with FFG, including the Settlement Agreement, or under any other agreements with third parties.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, government funding, collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties. We filed a universal shelf registration statement on Form S-3 (File No. 333-229377) with the SEC to register for sale up to $150.0 million of any combination of our common stock, preferred stock, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine, which was declared effective by the SEC on February 14, 2019. Under SEC rules and regulations, we must meet certain requirements to use our Form S-3 registration statement to sell up to the full amount of $150.0 million of securities to be registered for sale under the Form S-3 registration statement, including that the market value of our outstanding common stock held by non-affiliates, or public float, be at least $75.0 million as of a date within 60 days prior to the date on which the Form S-3 is filed (and within 60 days prior to the date of any Form 10-K filing by us thereafter, which is deemed a re-evaluation date). If we do not meet that requirement, then the aggregate market value of securities sold by us in a primary offering under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. During the 60-day period prior to the date the Form S-3 was filed, which is our most recent re-evaluation date, our public float was less than $75.0 million, and we will therefore be subject to the one-third of public float limitation, at least until our public float equals or exceeds $75.0 million subsequent to the effective date of the Form S-3. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, additional debt financing would result in increased fixed payment obligations.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Debt obligations (1)	$9,939	$84	$5,045	$4,810	$—
Operating lease commitments (2)	2,637	884	1,227	526	—
Total	$12,576	$968	$6,272	$5,336	$—

(1)

On March 8, 2019, we entered into the Settlement Agreement with FFG, pursuant to which we agreed, among other things, to repay the outstanding loans on an accelerated payment schedule of three years instead of five years. See “—Recent Developments—FFG Settlement” for more information. Amounts in the table reflect the contractually required principal and interest payable as of December 31, 2018 pursuant to the loans from FFG before giving effect to the Settlement Agreement with FFG. The loans from FFG bear interest at fixed rates. The table reflects interest payments due under the FFG loans at the contractually required rates of interest before giving effect to the Settlement Agreement with FFG.

(2)	Amounts in the table reflect minimum payments due for our leases of office, laboratory and other space under operating leases that expire between January 2019 and December 2023.

During the year ended December 31, 2018, we entered into an amendment to our lease agreement with BP Bay Colony LLC, referred to as the Amended Lease Agreement, with respect to our new corporate headquarters in Waltham, MA.

The term of the Amended Lease Agreement commences on January 1, 2019 and expires December 31, 2023. We have the option to extend the term for one additional five-year period upon written notice to the lessor at least nine months and no more than 12 months in advance of the extension. The Amended Lease Agreement terminates our one-time right of first offer, subject to certain terms and conditions, for additional space containing approximately 4,000 square feet specified in the original lease agreement.

The annual base rent obligation is approximately $0.3 million, with a total cash obligation for the base rent over the initial five-year term of the Amended Lease Agreement of approximately $1.3 million. In addition to the base rent, we are also responsible for our share of operating expenses, electricity and real estate taxes, in accordance with the terms of the Amended Lease Agreement. We provided a security deposit in the amount of $0.3 million as well as a relocation payment of $0.1 million to the lessor during the year ended December 31, 2018.

Collaboration, License and Funding Arrangements

In February 2017, we entered into a collaboration agreement with Adimab, pursuant to which we have agreed to pay royalties of a mid single-digit percentage based on net sales by us or our affiliates of products that use or are based on any antibody discovered or optimized under the agreement, any derivative or modified version of any such antibody, or any sequence information as to any such antibody. In addition, if we sell or license to any third party, or otherwise grant rights to any third party to, any of the products for which we are obligated to pay Adimab royalties, either alone or as part of a package including specified patents not directed to these antibodies, we are obligated to pay Adimab either the same royalties on net sales of such products by such third party, or a percentage, ranging from the low double digits to a maximum of less than 30%, of the payments we receive from such third parties that are attributable to such grant of rights.

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

In February 2017, we entered into a grant agreement with the Gates Foundation, under which the Gates Foundation agreed to provide us up to $9.3 million to conduct preclinical development of mAbs for the prevention of RSV infection in newborns, which we refer to as the RSV project. In August 2018, we entered into an amended and restated grant agreement which replaces the February 2017 grant agreement in its entirety, and includes amendments to conform to current Gates Foundation audit, reporting, and other administrative requirements as well as to make the perpetual license that is granted to the Gates Foundation with respect to any funded developments resulting from the grant agreement irrevocable. In August 2018, we entered into an additional grant agreement with the Gates Foundation pursuant to which the Gates Foundation granted us up to $1.1 million to conduct preclinical development activities for the RSV project that were not included in the February 2017 grant agreement, as amended and restated in August 2018. The company recognized grant income of $1.1 million during the year ended December 31, 2018, under the August 2018 grant agreement with the Gates Foundation upon incurring qualifying expenses. Pursuant to both grant agreements, as amended, we have no payment obligations under the Adimab option and license agreement with respect to sales of products based on licensed RSV antibodies to the extent they are sold at cost in developing countries. However, if such products are sold in developing countries for an amount that exceeds cost, then the amount of such excess will be subject to the royalty payment obligations described in the preceding paragraph.

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

Revenue Recognition

To date, we have not generated any revenue from product sales. License revenue is generated from our patent license and option agreement with Janssen, which was entered into in December 2018. Pursuant to the terms of our patent license and option agreement with Janssen, or the Janssen License and Option Agreement, we granted to Janssen (i) a non-exclusive license to specified patents in our portfolio related to the ASN200 E. coli program, and (ii) an option for Janssen to acquire these patents in the future if specified conditions are met. Janssen agreed to pay us $3.5 million within 15 business days after the December 12, 2018 effective date of the Janssen License and Option Agreement, in addition to a future $0.5 million payment in the event Janssen exercises its option to acquire the relevant patents.

We recognize revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”). Nonrefundable up-front license fees are recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit, which is generally at the inception of the arrangement. Exclusivity fees are recognized as revenue when the performance obligation to which the customer option has been allocated has been satisfied.

Government Contracts, Grant Agreements and Incentive Programs

We recognize proceeds received from grants under our funding agreements with FFG, research and development incentives from the Austrian government and our grant agreements with the Gates Foundation as other income, rather than as revenue, because the corresponding agreements contain no specified performance obligations other than to conduct research on a particular program or in a particular field and contain no obligations to deliver specified products or technology.

Income from grants and incentives is recognized in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under the funding agreements with FFG and for proceeds under the research and development incentive program from the Austrian government, we recognize grant and incentive income in an amount equal to the qualifying expenses we incur in each period multiplied by the applicable reimbursement percentage. For grants received under our grant agreements with the Gates Foundation, we recognize grant income in an amount equal to the qualifying expenses incurred in each period, up to the amount previously funded by the Gates Foundation.

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

Prepaid and Accrued Research and Development Expenses

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

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2018, we had $29.8 million of cash equivalents consisting of money market funds held in our sweep account. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, we would not expect an immediate 10% change in market interest rates to have a material impact on our financial position or results of operations.

Foreign Currency Exchange Risk

We are also exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses are incurred in U.S. dollars. Research and development costs are incurred by our subsidiary in Austria, whose functional currency is the Euro. During the year ended December 31, 2018, we recognized a foreign currency transaction loss of less than $0.1 million. This loss primarily related to unrealized and realized foreign currency losses as a result of transactions entered into by our U.S. entity in currencies other than the U.S. dollar. These foreign currency transaction losses were recorded as a component of other income (expense), net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar and the Euro would not have a material impact on our financial position or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, who serve as our principal executive and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Report on Internal Control Over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2018, the company’s internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies.”

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Set forth below are the names of and certain information for each member of our board of directors as of March 1, 2019. The information presented includes each director’s and nominee’s principal occupation and business experience for the past five years, and the names of other public companies of which he or she has served as a director during the past five years. The information presented below regarding the specific experience, qualifications, attributes and skills of each director led our nominating and corporate governance committee and our board of directors to conclude that he or she should serve as a director. There are no family relationships among any of our directors, nominees for director, or executive officers.

Name	Age	Position(s)
William Clark, M.B.A.(1)	50	Director
Tillman U. Gerngross, Ph.D.	55	Chairman of the Board of Directors
Carl Gordon, Ph.D., C.F.A.(1)	54	Director
Michael Gray, M.B.A., C.P.A.	48	President and Chief Executive Officer, Chief Financial Officer, Director
David McGirr, M.B.A.(1)	64	Director
Terrance McGuire(3)	62	Director
Claudio Nessi, Ph.D., M.B.A.	50	Director
Michael Ross, Ph.D.(2)	69	Director
René Russo, Pharm.D., BCPS	43	Director
Amy Schulman, J.D.(2)(3)(4)	58	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
(4)	Lead independent director.

William Clark, M.B.A.    Mr. Clark has served as a member of our board of directors since September 2017. Mr. Clark is currently the President and Chief Executive Officer of Genocea Biosciences, Inc., or Genocea, a publicly traded biopharmaceutical company, a position he has held since February 2011. He also served as Genocea’s Chief Business Officer from August 2010 to February 2011. Prior to joining Genocea, Mr. Clark served as Chief Business Officer at Vanda Pharmaceuticals, Inc., or Vanda, a biopharmaceutical company he co-founded in 2004. Prior to Vanda, Mr. Clark was a principal at Care Capital, LLC, a venture capital firm investing in biopharmaceutical companies, after serving in a variety of commercial and strategic roles at SmithKline Beecham (now GlaxoSmithKline). Mr. Clark currently serves on the board of directors of Genocea, where he has served since February 2011. Mr. Clark holds a B.A. from Harvard University and an M.B.A. from The Wharton School at the University of Pennsylvania. Our board of directors believes that Mr. Clark’s experience as a founder and senior executive officer of other biopharmaceutical companies, as well as his prior public company board service, provide him with the qualifications and skills to serve on our board of directors.

Tillman U. Gerngross, Ph.D., Chairman.    Dr. Gerngross co-founded Arsanis in 2010, served as our President from August 2010 to August 2013 and from December 2015 to April 2016. He has served as chairman of the board of directors since August 2010. Prior to joining us, Dr. Gerngross co-founded Adimab, LLC and has served as its Chief Executive Officer and chairman of its board of directors since 2007. Dr. Gerngross has co-founded a number of other biotechnology companies including Alector, LLC and Avitide, Inc., where he has served as chairman of their boards of directors since 2014 and 2013, respectively. Dr. Gerngross is currently a Venture Partner at SV Health Investors, LLC, which he joined in 2006. Dr. Gerngross co-founded GlycoFi, Inc. and served as its Chief Scientific Officer from 2000 to 2006 until it was acquired by Merck. Dr. Gerngross currently teaches in the departments of Biology and Chemistry, as well as at the School of Engineering at Dartmouth College, where he has taught since 1998. Dr. Gerngross attended the Technical University of Vienna, Austria, where he received a B.S./M.S. in Chemical Engineering and later received a Ph.D. in Molecular Biology. Our board of directors believes Dr. Gerngross’ expertise and experience in antibody drug discovery and development, his experience as a founder and director of other companies and his educational background provide him with the qualifications and skills to serve on our board of directors.

Carl Gordon, Ph.D., C.F.A.    Dr. Gordon has served as a member of our board of directors since September 2010. In addition, Dr. Gordon is a Founding Partner and Co-Head of Global Private Equity at OrbiMed, a position in which he has served since January 1997. In addition to Arsanis, Dr. Gordon also currently serves on the board of directors of Armo Biosciences, a publicly traded immune-oncology company. Dr. Gordon served on the boards of directors of Acceleron Pharma, Inc., a publicly traded biopharmaceutical company, from 2006 to 2013; Amarin Corporation plc, a publicly traded biotechnology company, from May 2008 to July 2013; Selecta Biosciences, Inc., a publicly traded biopharmaceutical company, from 2010 to June 2017; and Intellia Therapeutics, Inc., a publicly traded biotechnology company, from August 2015 to July 2017. From 1995 to 1997, Dr. Gordon served as a senior biotechnology analyst at Mehta & Isaly. Dr. Gordon was a Fellow at the Rockefeller University from 1993 to 1995. Dr. Gordon received his B.S. from Harvard College in 1987 and later received a Ph.D. in Molecular Biology from the Massachusetts Institute of Technology in 1993. Our board of directors believes Dr. Gordon’s expertise and experience in the biotechnology industry through his role as Founding Partner and Co-Head of Global Private Equity at OrbiMed over a 20-year period, in which he has been involved in the evaluation, investment and oversight of several biotechnology companies, as well as his scientific educational background, provide him with the qualifications and skills to serve on our board of directors.

Michael Gray, M.B.A., C.P.A.    Mr. Gray has served as our President and Chief Executive Officer since November 2018, and as our Chief Financial Officer since March 2016. Previously, Mr. Gray served as our Chief Operating Officer from September 2017 to November 2018, and as our Chief Business Officer from March 2016 to September 2017. Prior to joining us, Mr. Gray served in various leadership positions from August 2000 through February 2016 at Curis, Inc., a publicly held oncology drug development company. He served as Curis’ Chief Financial Officer and Chief Business Officer from February 2014 to February 2016 and as its Chief Financial Officer and Chief Operating Officer from December 2006 to February 2014. From December 2003 until December 2006, Mr. Gray served as Curis’ Vice President of Finance and Chief Financial Officer and from August 2000 until December 2003, served as its Senior Director of Finance and Controller. Previously, Mr. Gray held positions including Controller and de facto Chief Financial Officer at Reprogenesis, a biotechnology company focused on the development of cell therapy drug candidates, and as an audit professional for the accounting and consulting firm of Ernst & Young, LLP. Mr. Gray received his M.B.A. in corporate finance and entrepreneurial management from the F.W. Olin Graduate School of Business at Babson College and a B.S. in accounting from Bryant College. Our board of directors believes that Mr. Gray’s expertise and experience as our President and Chief Executive Officer, as well as his experience as an executive officer of several other biotechnology companies, provide him with the qualifications and skills to serve on our board of directors.

David McGirr, M.B.A.    Mr. McGirr has served as a member of our board of directors since September 2017. From March 2013 until June 2014, Mr. McGirr was Senior Advisor to the chief executive officer of Cubist Pharmaceuticals, Inc., or Cubist, a biopharmaceutical company where he also served as Senior Vice President and Chief Financial Officer from November 2002 to March 2013. Prior to joining Cubist in 2002, Mr. McGirr was the President and Chief Operating Officer of hippo inc, an internet technology, venture-financed company. From 1996 to 1999, he was the President of GAB Robins North America, Inc., a risk management company, serving also as Chief Executive Officer from 1997 to 1999. Mr. McGirr was a private equity investor from 1995 to 1996. From 1978 to 1995, Mr. McGirr served in various positions within the S.G. Warburg Group, ultimately as Chief Financial Officer, Chief Administrative Officer and Managing Director of S.G. Warburg & Co., Inc., a position held from 1992 to 1995. Mr. McGirr is currently a member of the board of directors of Insmed Incorporated, a publicly traded biopharmaceutical company where he has served since October 2013; Rhythm Pharmaceuticals, Inc., a publicly traded biopharmaceutical company where he has served since November 2015; and Menlo Therapeutics, Inc., a publicly traded biopharmaceutical company where he has served since November 2017. Mr. McGirr also served on the board of directors of Roka Bioscience, Inc., a molecular diagnostics company, from December 2013 to January 2018. Mr. McGirr received a B.Sc. in Civil Engineering from the University of Glasgow and received an M.B.A. from The Wharton School at the University of Pennsylvania. Our board of directors believes that Mr. McGirr’s experience as an executive officer or director of a number of public and private pharmaceutical companies provide him with the qualifications and skills to serve on our board of directors.

Terrance McGuire.    Mr. McGuire has served as a member of our board of directors since February 2011. Additionally, Mr. McGuire is a Founding Partner of Polaris Partners, a venture capital firm investing in technology and healthcare companies across all stages of development, where he has worked since 1996. Prior to starting Polaris in 1996, he spent seven years at Burr, Egan, Deleage & Co. investing in early stage medical and information technology companies. Mr. McGuire serves as chairman of the board of directors of Ironwood Pharmaceuticals, Inc., a publicly traded drug manufacturer, and has served as a director since 1998. Mr. McGuire also currently serves on the board of directors of Pulmatrix, Inc., a publicly traded biopharmaceutical company, where he has served since May 2006. From January 2008 to July 2014, Mr. McGuire served on the board of directors of Trevena, Inc., and from 2005 to November 2017, Mr. McGuire served on the board of directors of Acceleron Pharma, Inc., both publicly traded biopharmaceutical companies. Mr. McGuire is emeritus chairman of the National Venture Capital Association, chairman of the Global Ventures Capital Congress and chairs the board of the Thayer School of Engineering at Dartmouth College. He also sits on the boards of MIT’s The David H. Koch Institute for Integrative Cancer Research, The Arthur Rock Center for Entrepreneurship at Harvard Business School and The Healthcare Initiative Advisory Board. Mr. McGuire holds an M.B.A. from Harvard Business School, and M.S. in engineering from the Thayer School at Dartmouth College, and a B.S. in physics and economics from Hobart College. Our board of directors believes Mr. McGuire’s expertise and experience in the biotechnology industry through his role as a Founding Partner of Polaris Partners and his cumulative career in venture capital over a period spanning over 30 years, in which he has been involved in the evaluation, investment and oversight of numerous biotechnology companies, as well as his experience as a director of several biotechnology companies, including other public companies, provide him with the qualifications and skills to serve on our board of directors.

Claudio Nessi, Ph.D., M.B.A.    Dr. Nessi has served as a member of our board of directors since August 2013. Dr. Nessi has served as Managing Partner at NeoMed Management, a venture capital firm, since 2016, where he has served as a Partner since 2005 and served as an Investment Director from 2001 until 2005. Also, Dr. Nessi has served as Managing Director of Omega Funds, an investment advisory firm, since November 2016. Dr. Nessi held other board positions at Endosense SA from October 2005 to August 2013, Kuros BioSurgery AG from October 2002 to February 2013, PregLem SA from June 2007 to October 2010 and Creabilis Ltd. from February 2008 to December 2016. Dr. Nessi also currently serves on the board of directors of the private biotechnology companies Avitide, Inc. and Anaconda Biomed and is the Chairman of the board of directors of the public biotechnology company GenKyoTex SA. Dr. Nessi received his M.B.A. from Erasmus University in the Netherlands, and received his Ph.D. in Genetics from the University of Pavia, Italy. Our board of directors believes Dr. Nessi’s expertise and experience in the biotechnology industry through his roles of increasing responsibility at NeoMed Management spanning a period of over 15 years, in which he has been involved in the evaluation, investment and oversight of several biotechnology companies; his scientific and business-focused educational background, as well as his experience as a director of other companies provide him with the qualifications and skills to serve on our board of directors.

Michael Ross, Ph.D.    Dr. Ross has served as a member of our board of directors since February 2011. Additionally, he has served as a Managing Partner at SV Health Investors, LLC, a venture capital investment advisory firm, since 2002 where he also served as a Venture Partner from 2001 until 2002. Prior to joining SV Health Investors, Dr. Ross served at Genentech for 13 years in roles of increasing responsibility, including as its Vice President of Drug Development. Dr. Ross was also the founder and served as Chief Executive Officer of numerous biotechnology companies such as Arris Pharmaceutical, MetaXen, ExSAR and CyThera (now Viacyte). Additionally, Dr. Ross served as a Managing Partner for Didyma, LLC, a biotechnology management consulting firm, and served on the boards of directors of Cartar Proteomics, Epimmune, Genencor, MetaXen and Xenova. Dr. Ross currently serves on the boards of directors of Catabasis Pharmaceuticals, Inc., a publicly traded pharmaceutical company, where he has served since April 2010, and Ophthotech Corporation, a publicly traded biopharmaceutical company, where he has served since April 2013. Dr. Ross earned his B.A. in Chemistry from Dartmouth College and his Ph.D. in Chemistry from the California Institute of Technology. He later held an NIH Postdoctoral Fellowship in Molecular Biology at Harvard. Our board of directors believes Dr. Ross’ expertise and experience in the biotechnology industry through his role as Managing Partner at SV Health Investors, in which he has been involved in the evaluation, investment and oversight of numerous biotechnology companies; his industry experience, including his service as a Chief Executive Officer and in various drug development leadership roles at biotechnology companies; as well as his experience as a director of several biotechnology companies, provide him with the qualifications and skills to serve on our board of directors.

René Russo, Pharm.D., BCPS.    Dr. Russo has served as a member of our board of directors since April 2016. Dr. Russo served as our President and Chief Executive Officer from April 2016 until November 2018, and as our Chief Development Officer from July 2015 until April 2016. Previously, Dr. Russo served in various roles over an 11-year period at Cubist Pharmaceuticals, Inc., a public pharmaceutical development company, focused on the development and commercialization of infectious disease therapeutics, from 2003 until its acquisition by Merck in May 2015, most recently as its Vice President, Global Medical Affairs. From 1999 to 2004, she held roles of increasing responsibility at Bristol-Myers Squibb where she started her industry career as a Postdoctoral Fellow in Industrial Pharmacy Infectious Diseases. Prior to joining the biotechnology industry, Dr. Russo held clinical positions at Robert Wood Johnson University Hospital and Princeton Hospital. Dr. Russo received her Pharm.D. and B.S. from Rutgers University. Our board of directors believes that Dr. Russo’s expertise and experience as our former President and Chief Executive Officer, her perspective and experience as an executive at public and private pharmaceutical companies and her expertise in clinical development and commercialization of therapeutics targeting infectious diseases, provide her with the qualifications and skills to serve on our board of directors.

Amy Schulman, J.D.    Ms. Schulman has served as a member of our board of directors since February 2015. She joined in July 2014 as an Entrepreneur Partner at Polaris Partners, a venture capital firm, and she served as CEO of Arsia Therapeutics, a Polaris-backed company, from July 2014 until its acquisition by Eagle Pharmaceuticals in November 2016. She served as director of Bind Therapeutics from September 2014 to June 2016. In July 2015, Ms. Schulman co-founded Lyndra, where she currently serves as CEO, and since January 2017 she has served as CEO of Olivo Laboratories, which sold its cosmetic assets to Shiseido in January 2018. She serves as the Executive Chair of SQZ Biotech and Suono Bio. Ms. Schulman currently serves on the boards of directors of Alnylam Pharmaceuticals, a publicly traded biopharmaceutical company, where she has served since July 2014; Ironwood Pharmaceuticals, Inc., a publicly traded drug manufacturer, where she has served since January 2017; and Blue Buffalo Pet Products, Inc., a publicly traded pet food company, where she has served since 2014. In addition, she serves as a director of the Whitehead Institute. She is a member of Harvard Business School’s Faculty where she serves as a Senior Lecturer and teaches legal and corporate accountability. A Phi Beta Kappa graduate of Wesleyan University, Ms. Schulman earned her J.D. from Yale Law School in 1989. Our board of directors believes that Ms. Schulman’s qualifications to serve on our board include her years of experience serving as President and Chief Executive Officer of a number of biotech companies, her educational background and experience as attorney, including her service as general counsel of Pfizer, Inc., as well as her experience as a director of several biotechnology companies, including other public companies.

Board Committees

We have established an audit committee, a compensation committee and a nominating and corporate governance committee. Each of these committees operates under a charter that has been approved by our board of directors. A copy of each committee’s charter can be found under the “Investors & Media—Corporate Governance” section of our website, which is located at www.arsanis.com.

Audit Committee

Our audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;
•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•	overseeing our risk assessment and risk management policies;
•	establishing policies and procedures for the receipt and retention of accounting related complaints and concerns;
•	meeting independently with our internal auditing staff, if any, our independent registered public accounting firm and management;
•	reviewing and approving or ratifying any related person transactions; and
•	preparing the audit committee report required by SEC rules.

The current members of our audit committee are William Clark, Carl Gordon and David McGirr. Mr. McGirr chairs the audit committee. Our board of directors has determined that Mr. McGirr qualifies as an “audit committee financial expert” within the meaning of applicable SEC rules, and also satisfies the independence standards for the audit committee established by the SEC and the Nasdaq Listing Rules, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

Compensation Committee

Our compensation committee’s responsibilities include:

•	reviewing and approving, or making recommendations to our board with respect to, the compensation of our chief executive officer and other executive officers;
•	overseeing the evaluation of our senior executives;
•	overseeing and administering our cash and equity incentive plans;
•	reviewing and making recommendations to our board of directors with respect to director compensation;
•	reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure if and to the extent such disclosure is then required by SEC rules; and
•	preparing the compensation committee report if and to the extent then required by SEC rules.

The processes and procedures followed by our compensation committee in considering and determining executive and director compensation are described below under the heading “Narrative Disclosure to Summary Compensation Table”.

The current members of our compensation committee are Michael Ross and Amy Schulman. Ms. Schulman chairs the compensation committee.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee’s responsibilities include:

•	recommending to our board the persons to be nominated for election as directors and to each of our board’s committees;
•	reviewing and making recommendations to our board of directors with respect to our board leadership structure and board committee structure;
•	reviewing and making recommendations to our board of directors with respect to management succession planning;
•	developing and recommending to our board corporate governance principles; and
•	overseeing an annual evaluation of our board.

The current members of our nominating and corporate governance committee are Terrance McGuire and Amy Schulman. Mr. McGuire chairs the nominating and corporate governance committee.

Executive Officers

Certain information regarding our executive officer who is not also a director is set forth below, as of March 1, 2019.

Name	Age	Position(s)
David Mantus, Ph.D.	55	Chief Development Officer

David Mantus, Ph.D.    Dr. Mantus has served as our Chief Development Officer since April 2016, and as our Executive Vice President, Regulatory, Clinical Operations and Manufacturing from October 2015 until April 2016. From December 2014 until October 2015, Dr. Mantus served as the Vice President, Regulatory Affairs & Quality Assurance at BIND Therapeutics, Inc., a biotechnology company. From May 2004 until May 2011 he held various leadership roles in development at Cubist Pharmaceuticals, Inc., including Vice President, Regulatory Affairs. Prior to Cubist, Dr. Mantus served as the Vice President of Sention, Inc., a biotechnology company. Previously, he served as the Director of Regulatory Affairs at Shire Biologics as well as various leadership positions at PAREXEL, Inc. and Procter & Gamble, Inc. Dr. Mantus was previously a Postdoctoral Research Fellow in Biomedical Engineering at the University of Washington and Associate Professor of Pharmaceutical Science at MCPHS University. He received his M.S. and Ph.D. in Chemistry from Cornell University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors and officers and holders of 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by our directors and officers regarding their filing obligations, we believe all Section 16(a) filing requirements were satisfied with respect to fiscal 2018.

Code of Business Conduct and Ethics

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

Item 11. Executive Compensation

Executive Compensation

This section discusses the material elements of our executive compensation policies for our “named executive officers” and the most important factors relevant to an analysis of these policies. For 2018, our “named executive officers” are Michael Gray, our President and Chief Executive Officer and Chief Financial Officer, David Mantus, our Chief Development Officer, René Russo, our former President and Chief Executive Officer and Christopher Stevens, our former Chief Medical Officer. In addition, this section provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place in perspective the data presented in the following tables and the corresponding narrative.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers during the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Michael Gray, M.B.A., C.P.A.	2018	405,193	181,136	1,030,000	1,310,947	—	2,927,276
President and Chief Executive Officer, Chief Financial Officer	2017	363,077	231,525	—	262,090	—	856,692

David Mantus, Ph.D.	2018	358,750	—	—	595,885	120,250	1,074,885
Chief Development Officer	2017	363,077	231,525	—	262,090	—	856,692

René Russo, Pharm.D., BCPS	2018	405,866	—	—	1,906,833	1,046,250	3,358,949
Former President and Chief Executive Officer	2017	388,750	254,100	—	524,182	—	1,167,032

Christopher Stevens, M.D.	2018	380,000	—	—	595,885	329,333	1,305,218
Former Chief Medical Officer	2017	380,000	159,600	—	117,937	—	657,537

(1)	Except where noted otherwise, the amounts reported in the “Bonus” column reflect discretionary annual cash bonuses paid to our executive officers for their performance.
(2)

The amounts reported in the “Option Awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board, Accounting Standards Codification Topic 718, or ASC 718. See Note 2 to our consolidated financial statements in our Annual Report on Form 10-K regarding assumptions underlying the valuation of equity awards.

(3)

The amounts reported in the “All Other Compensation” column reflects severance paid to René Russo in connection with her separation as the Company’s President and CEO; Retention Bonus amounts accrued as of December 31, 2018 for David Mantus, Ph.D. and Christopher Stevens, M.D.

Narrative Disclosure to Summary Compensation Table

We review compensation for our executive officers annually. The material terms of the elements of our executive compensation program for 2018 are described below.

Our compensation committee sets base salaries and bonuses and grants equity incentive awards to our executive officers. In setting base salaries and bonuses and granting equity incentive awards, our compensation committee considers compensation for comparable positions in the market, the historical compensation levels of our executives, individual and corporate performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. As part of this process, Mr. Gray, as our president and chief executive officer, prepares performance evaluations for the other executive officers and recommends annual salary increases, annual stock option awards and cash bonuses to the compensation committee. The compensation committee conducts a performance evaluation of Mr. Gray. The compensation committee consults with the board of directors as to the achievement of corporate objectives that drive contingent compensation awards.

Our compensation committee has the authority to retain compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation.

Base Salary.    For 2017, the annualized base salary of each of our named executive officers was initially $350,000 for Mr. Gray, $310,000 for Dr. Mantus, $380,000 for Dr. Russo and $380,000 for Dr. Stevens. In September and October 2017, our board of directors and the compensation committee of our board of directors approved increases in the annualized base salaries of Dr. Russo, Mr. Gray and Mr. Mantus to $450,000, $400,000 and $340,000, respectively, in each case subject to and effective upon the closing of our initial public offering and, in the case of Mr. Gray’s increase, to be retroactive to September 27, 2017, which was the effective date of Mr. Gray’s promotion to the role of Chief Operating Officer and Chief Financial Officer. Mr. Gray previously served as our Chief Financial Officer and Chief Business Officer. In June 2018, our compensation committee approved an increase to the annualized base salary of Dr. Mantus to $370,000. In November 2018, our compensation committee approved an increase in the annualized base salary of Mr. Gray to $450,000 effective as of November 27, 2018, which was the effective date of Mr. Gray’s promotion to the role of President and Chief Executive Officer.

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual Bonus.    Our board of directors may, in its discretion, award bonuses to our named executive officers from time to time. We typically establish annual bonus targets based around a set of specified corporate goals for our named executive officers and conduct an annual performance review to determine the attainment of such goals. Our management may propose bonus awards to our board of directors primarily based on such review process. Our board of directors makes the final determination of the eligibility requirements for and the amount of such bonus awards.

Equity Incentives.    Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incents our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them in the form of stock options. In 2017, based upon our overall performance, we granted to Mr. Gray an option to purchase 97,665 shares of our common stock, to Dr. Mantus an option to purchase 43,949 shares of our common stock, to Dr. Russo an option to purchase 195,331 shares of our common stock, and to Dr. Stevens an option to purchase 43,948 shares of our common stock. In 2018, based upon our overall performance, we granted to Mr. Gray an option to purchase 110,000 shares of our common stock, to Dr. Mantus an option to purchase 50,000 shares of our common stock, to Dr. Russo an option to purchase 160,000 shares of our common stock, and to Dr. Stevens an option to purchase 50,000 shares of our common stock.

We use stock options to compensate our executive officers in the form of initial grants in connection with the commencement of employment and also at various times, often but not necessarily annually, if we have performed as expected or better than expected. Prior to our initial public offering, the award of stock options to our executive officers was made by our board of directors or compensation committee. None of our executive officers is currently party to an employment agreement that provides for automatic award of stock options. We have granted stock options to our executive officers with time-based vesting. The options that we have granted to our executive officers typically become exercisable as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 1/48th of the original number of shares underlying the option monthly thereafter. Vesting rights cease upon termination of employment and exercise rights cease shortly after termination, except that vesting is fully accelerated upon certain terminations in connection with a change of control (including the Merger) and exercisability is extended in the case of death or disability. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including no voting rights and no right to receive dividends or dividend equivalents.

Prior to our initial public offering, we have historically granted stock options with exercise prices that are equal to the fair market value of our common stock on the date of grant as determined by our board of directors or compensation committee, based on a number of objective and subjective factors. The exercise price of all stock options granted after the closing of our initial public offering is equal to the fair market value of shares of our common stock on the date of grant, which is determined by reference to the closing market price of our common stock on the date of grant.

In addition, in connection with his promotion to the role of President and Chief Executive Officer in November 2018, we granted to Mr. Gray a restricted stock award with respect to 250,000 shares of our common stock. The restricted stock award will vest as to 25% of the shares subject to the award on the one-year anniversary of the date of grant, with the remainder vesting in equal monthly installments until the fourth anniversary of the date of grant, subject to Mr. Gray’s continued service with the company. The restricted stock award will vest in full upon a change of control of the company, which includes the closing of the Merger.

Outstanding Equity Awards at Fiscal Year End 2018

The following table sets forth information regarding outstanding equity awards, which consist of stock options and restricted stock, held by our named executive officers as of December 31, 2018.

	Option Awards					Restricted Stock Awards
Name	Number of Shares of Arsanis Common Stock Underlying Unexercised Options (#) Exercisable	Number of Shares of Arsanis Common Stock Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Restricted Arsanis Common Stock
Michael P. Gray, M.B.A., C.P.A.	—	—		—	—	250,000	(10)
	35,258	16,016	(1)	$9.39	7/20/2026	—
	36,628	61,037	(2)	$4.00	6/18/2027	—
	—	110,000	(3)	$17.34	3/7/2028	—
David Mantus, Ph.D.	11,599	3,050	(4)	$8.33	2/3/2026	—
	7,327	4,392	(5)	$9.39	7/20/2026	—
	16,481	27,468	(6)	$4.00	6/18/2027	—
	—	50,000	(7)	$17.34	3/7/2028	—
René Russo, Pharm.D., BCPS	80,889	—	(8)	$8.20	7/21/2025	—
	47,757	—	(8)	$9.39	7/20/2026	—
	195,331	—	(8)	$4.00	6/18/2027	—
	160,000	—	(8)	$17.34	3/7/2028	—
Christopher Stevens, M.D.	16,487	9,882	(9)	$9.39	7/20/2026	—
	16,482	27,466	(9)	$4.00	6/18/2027	—
	—	50,000	(9)	$17.34	3/7/2028	—

(1)	This option award vests over four years, with 25% of the shares underlying the option vested on March 1, 2017 and 2.0833% of the shares vesting monthly thereafter, subject to continued service.
(2)	This option award vests over four years, with 25% of the shares underlying the option vested on June 19, 2018 and 2.0833% of the shares vesting monthly thereafter, subject to continued service.
(3)	This option award vests over four years, with 25% of the shares underlying the option vested on March 7, 2019 and 2.0833% of the shares vesting monthly thereafter, subject to continued service.
(4)	This option award vests over four years, with 25% of the shares underlying the option vested on October 12, 2016 and 2.0833% of the shares vesting monthly thereafter, subject to continued service.
(5)	This option award vests over four years, with 25% of the shares underlying the option vested on June 1, 2017 and 2.0833% of the shares vesting monthly thereafter, subject to continued service.
(6)	This option award vests over four years, with 25% of the shares underlying the option vested on June 19, 2018 and 2.0833% of the shares vesting monthly thereafter, subject to continued service.
(7)	This option award vests over four years, with 25% of the shares underlying the option vested on March 7, 2019 and 2.0833% of the shares vesting monthly thereafter, subject to continued service.
(8)

In connection with Dr. Russo’s stepping down from her position as President and Chief Executive Officer of Arsanis, all unvested stock options held by Dr. Russo vested in full upon her letter agreement with the company, dated as of November 26, 2018, becoming effective and irrevocable as of December 3, 2018. See “ —Employment and Change in Control Arrangements—Letter Agreement for Dr. René Russo” below for more information.

(9)

In connection with Dr. Stevens’s stepping down from his position as Chief Medical Officer of Arsanis, all unvested stock options held by Dr. Stevens vested in full upon his letter agreement with the company, dated as of January 15, 2019, and becoming effective and irrevocable as of January 22, 2019. See “ — Employment and Change in Control Arrangements—Letter Agreement for Dr. Christopher Stevens” below for more information.

(10)

This restricted stock award vests over four years, with 25% of the shares underlying the option vesting on November 27, 2019 and 2.0833% of the shares vesting monthly thereafter, subject to continued service.

Employment and Change in Control Arrangements

We have entered into written offer letters with each of our named executive officers. These agreements set forth the terms of the named executive officer’s compensation, including his or her initial base salary, severance and annual cash bonus opportunity. In addition, the agreements provide that the named executive officers are eligible to participate in company-sponsored benefit programs that are available generally to all of our employees.

We have also entered into written bonus retention agreements and/or letter agreements with certain of our named executive officers which replace such named executive officers’ existing severance benefits as set forth in their written offer letters, as described below.

2018 Amended and Restated Employment Agreement for Michael P. Gray

In connection with the appointment of Michael P. Gray as President and Chief Executive Officer of Arsanis, on November 26, 2018, we entered into an amended and restated employment agreement with Mr. Gray, which agreement became effective as of November 27, 2018 and replaced his October 10, 2017 amended and restated letter agreement. We refer to such amended and restated employment agreement as the Gray 2018 agreement. Under the Gray 2018 agreement, Mr. Gray’s base salary is $450,000 per annum and he is entitled to participate in our medical and other benefits programs, and may be entitled to receive an annual bonus based on his individual performance and the company’s performance during the applicable year, all as determined by the our board of directors in its sole discretion, at a target bonus rate of 55% of his annualized base salary.

The Gray 2018 agreement provides that the vesting of all equity awards granted to Mr. Gray before the closing of our initial public offering on November 20, 2017 will accelerate in full upon a “change of control” of the company (as defined in the Gray 2018 agreement and including the Merger). Specifically, on July 20, 2016, Mr. Gray received a grant of options to purchase 51,274 shares of our common stock with an exercise price of $9.39 per share, which will vest in full upon the closing of the Merger. On June 19, 2017, Mr. Gray received a grant of options to purchase 97,665 shares of our common stock with an exercise price of $4.00 per share, which will vest in full upon the closing of the Merger. The Gray 2018 agreement also provides that, subject to approval of our board of directors, we will grant Mr. Gray a restricted stock award with respect to 250,000 shares of our common stock, which grant our board of directors did approve and which grant became effective on November 27, 2018. Pursuant to the terms of the Gray 2018 agreement, Mr. Gray’s employment with the company may be terminated at any time, with or without “cause” (as defined in the Gray 2018 agreement and set forth below) by either Mr. Gray or us. If we terminate Mr. Gray’s employment without cause or Mr. Gray terminates his employment for “good reason” (as defined in the Gray 2018 agreement and set forth below) he will be entitled to (i) 12 months’ pay at his then-current base salary, (ii) a portion of the same year’s target bonus, pro-rated to reflect the portion of the year elapsed, and (iii) COBRA premium benefits for up to 12 months. If we terminate Mr. Gray’s employment without cause or Mr. Gray terminates his employment for good reason within 18 months following a change of control of the company, Mr. Gray will be entitled to (i) an amount equal to the sum of (x) 1.5 times his then-current base salary and (y) 1.5 times his target bonus for the year of termination, and (ii) COBRA premium benefits for up to 12 months. In addition, on March 7, 2018, Mr. Gray received a grant of options to purchase 110,000 shares of our common stock with an exercise price of $17.34 per share. If we terminate Mr. Gray’s employment without cause or Mr. Gray terminates his employment for good reason, each within 18 months following a change of control, this option will vest in full, and the period during which Mr. Gray may exercise certain stock options granted to him in June 2017 would be extended for up to two years following his separation date. The Gray 2018 agreement also provides for a limitation on payments under the Gray 2018 agreement if limiting the payments would leave Mr. Gray in a better net position than bearing the tax penalties under Section 280G of the Code. If we terminate Mr. Gray’s employment without cause or Mr. Gray terminates his employment for good reason, each within 18 months following a change of control (including the Merger), Mr. Gray will have the right to exercise the June 2017 option for a two-year period after such termination. The restricted stock award vests in full upon a change of control.

Pursuant to the Gray 2018 agreement:

The following, as determined by our board of directors in its reasonable judgment, constitutes “cause” for termination: (i) the commission of, or indictment or conviction for, any felony, or any other crime involving dishonesty; (ii) participation in any fraud, deliberate and substantial misconduct, breach of duty of loyalty or breach of fiduciary duty against the company; (iii) intentional and substantial damage to any property of the company; (iv) failure of performance of Mr. Gray’s duties under the Gray 2018 agreement (not attributable to sickness, disability or death) after reasonable written notice no later than 30 days following the occurrence of the failure and a 30-day opportunity to cure, provided, however, that such opportunity to cure shall only apply to any failure that our board of directors, in its reasonable discretion, deems susceptible to cure; or (v) Mr. Gray’s breach of any material provision of the Gray 2018 agreement, his Invention, Non-Competition, Non-Solicitation and Non-Disclosure Agreement, or any other agreement to which he and the company are both parties, after reasonable written notice no later than 30 days following the occurrence of the breach and a 30-day opportunity to cure, provided, however, that such opportunity to cure shall only apply to any breach that our board of directors, in its reasonable discretion, deems susceptible to cure, and that any breach by Mr. Gray of his obligations of confidentiality or non-competition under his non-disclosure agreement shall be deemed not susceptible to cure.

The following, if occurring without Mr. Gray’s consent, constitutes “good reason” for termination: (i) a material and adverse diminution of Mr. Gray’s duties and responsibilities with the company, provided that such change is not in connection with a termination of his employment relationship with the company; (ii) a material diminution of Mr. Gray’s then base salary, provided that such change is not in connection with a termination of his employment relationship with the company; (iii) relocation of Mr. Gray’s principal place of employment outside a 30 mile radius from Boston, Massachusetts, if such relocation increases his daily commuting distance; or (iv) a material breach by us of the Gray 2018 agreement.

“Change of control” means the first to occur of any of the following: (i) a merger or consolidation, business combination, acquisition or similar transaction (a “Transaction”) in which (A) the company is a constituent party, or (B) a subsidiary of the company is a constituent party and the company issues shares of its capital stock pursuant to such Transaction, except in the case of either clause (A) or (B) any such Transaction involving the company or a subsidiary of the company in which the beneficial owners of the shares of our capital stock outstanding immediately prior to such Transaction continue beneficially to own, immediately following such Transaction, at least a majority by voting power of our capital stock of (x) the surviving or resulting corporation or (y) if the surviving or resulting corporation is a wholly owned subsidiary of another corporation immediately following such Transaction, the parent corporation of such surviving or resulting corporation; (ii) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the company or a subsidiary of the company of all or substantially all the assets of the company and the company’s subsidiaries taken as a whole (except in connection with a Transaction not constituting a change of control under clause (i) or where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of the company); or (iii) the sale or transfer, in a single transaction or series of related transactions, by our stockholders of more than 50% by voting power of our then-outstanding capital stock to any person or entity or group of affiliated persons or entities.

Amended and Restated Letter Agreement and Retention Bonus Agreement for Dr. David Mantus

On November 26, 2018, we entered into a retention bonus agreement with Dr. David Mantus, our Chief Development Officer, which replaced Dr. Mantus’s existing severance benefits as set forth in the amended and restated letter agreement, dated October 10, 2017, between Dr. Mantus and us. Dr. Mantus remains eligible to receive payment from us for benefits continuation and any equity acceleration provided by his amended and restated letter agreement. Under his retention bonus agreement, Dr. Mantus is eligible for a retention bonus payment of $481,000 upon the earliest to occur of the following, subject to Dr. Mantus’s continued service with the company on such date: (i) March 31, 2019, (ii) the closing of a “change of control” of the company (as defined in the retention bonus agreement and including the Merger), (iii) the termination of Dr. Mantus’s employment by us without “cause” (as defined in the retention bonus agreement and set forth below), or (iv) Dr. Mantus’s death. Dr. Mantus’s receipt of the retention bonus payment is conditioned upon his entering into a release of claims agreement in favor of the company.

Except as expressly modified by the retention bonus agreement, Dr. Mantus’s amended and restated letter agreement remains in full force and effect. Dr. Mantus’s amended and restated letter agreement provides that the vesting of all equity awards granted to Dr. Mantus before the closing of our initial public offering on November 20, 2017 will accelerate in full upon a “change of control” of the company (as defined in the amended and restated employment agreement and including the Merger). The amended and restated letter agreement also provides Dr. Mantus’s employment with us may be terminated at any time, with or without “cause” (as defined in the amended and restated letter agreement and set forth below) by either Dr. Mantus or us. If we terminate Dr. Mantus’s employment without cause or Dr. Mantus terminates his employment for “good reason” (as defined in the amended and restated letter agreement and set forth below), he will be entitled to COBRA premium benefits for up to 12 months. If we terminate Dr. Mantus’s employment without cause or Dr. Mantus terminates his employment for good reason within 12 months following a change of control of the company, Dr. Mantus will be entitled to (i) COBRA premium benefits for up to 12 months; and (ii) vesting in full of all unvested stock options and other equity awards then held by him. The amended and restated letter agreement also provides for a limitation on payments under the agreement if limiting the payments would leave Dr. Mantus in a better net position than bearing the tax penalties under Section 280G of the Code.

On February 26, 2016, Dr. Mantus received a grant of options to purchase 14,649 shares of our common stock with an exercise price of $8.33 per share. On July 20, 2016, Dr. Mantus received a grant of options to purchase 11,719 shares of our common stock with an exercise price of $9.39 per share. On June 19, 2017, Dr. Mantus received a grant of options to purchase 43,949 shares of our common stock with an exercise price of $4.00 per share. Each of these option grants will vest in full upon the closing of the Merger.

On March 7, 2018, Dr. Mantus received a grant of options to purchase 50,000 shares of our common stock with an exercise price of $17.34 per share. If we terminate Dr. Mantus’s employment without cause or Dr. Mantus terminates his employment for good reason, each within 12 months following a change of control, these options will vest in full.

Pursuant to Dr. Mantus’s amended and restated letter agreement and retention bonus agreement:

The following, as determined by our board of directors in its reasonable judgment, constitutes “cause” for termination: (i) the commission of, or indictment or conviction for, any felony, or any other crime involving dishonesty; (ii) participation in any fraud, deliberate and substantial misconduct, breach of duty of loyalty or breach of fiduciary duty against the company; (iii) intentional and substantial damage to any property of the company; (iv) failure of performance of Dr. Mantus’s duties (not attributable to sickness, disability or death) after reasonable written notice no later than 30 days following the occurrence of the failure and a 30-day opportunity to cure, provided, however, that such opportunity to cure shall only apply to any failure that the our board of directors, in its reasonable discretion, deems susceptible to cure; or (v) Dr. Mantus’s breach of any material provision of his amended and restated letter agreement, his Invention, Non-Competition, Non-Solicitation and Non-Disclosure Agreement, or any other agreement to which he and the company are both parties, after reasonable written notice no later than 30 days following the occurrence of the breach and a 30-day opportunity to cure, provided, however, that such opportunity to cure shall only apply to any breach that our board of directors, in its reasonable discretion, deems susceptible to cure, and that any breach by Dr. Mantus of his obligations of confidentiality or non-competition under his non-disclosure agreement shall be deemed not susceptible to cure.

“Change of control” means the first to occur of any of the following: (i) a merger or consolidation, business combination, acquisition or similar transaction (a “Transaction”) in which (A) the company is a constituent party, or (B) a subsidiary of the company is a constituent party and the company issues shares of our capital stock pursuant to such Transaction, except in the case of either clause (A) or (B) any such Transaction involving the company or a subsidiary of the company in which the beneficial owners of the shares of our capital stock outstanding immediately prior to such Transaction continue beneficially to own, immediately following such Transaction, at least a majority by voting power of the capital stock of (x) the surviving or resulting corporation or (y) if the surviving or resulting corporation is a wholly owned subsidiary of another corporation immediately following such Transaction, the parent corporation of such surviving or resulting corporation; (ii) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the company or a subsidiary of the company of all or substantially all the assets of the company and the company’s subsidiaries taken as a whole (except in connection with a Transaction not constituting a change of control under clause (i) or where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of the company); or (iii) the sale or transfer, in a single transaction or series of related transactions, by our stockholders of more than 50% by voting power of our then-outstanding capital stock to any person or entity or group of affiliated persons or entities.

Pursuant to Dr. Mantus’s amended and restated letter agreement:

The following, if occurring without Dr. Mantus’s consent, constitutes “good reason” for termination: (i) a material and adverse diminution of Dr. Mantus’s duties and responsibilities with the company, provided that such change is not in connection with a termination of his employment relationship with the company; (ii) a material diminution of Dr. Mantus’s then base salary, provided that such change is not in connection with a termination of his employment relationship with the company; (iii) relocation of Dr. Mantus’s principal place of employment outside a 30 mile radius from Boston, Massachusetts, if such relocation increases his daily commuting distance; or (iv) a material breach by us of Dr. Mantus’s amended and restated letter agreement.

Letter Agreement for Dr. René Russo

In connection with Dr. Russo stepping down from her position as President and Chief Executive Officer of Arsanis, on November 26, 2018, Dr. Russo signed a letter agreement, which upon expiration of a release revocation period replaces Dr. Russo’s existing severance benefits as set forth in the amended and restated letter agreement, dated October 10, 2017, between Dr. Russo and us. Under the November 2018 letter agreement, in exchange for, among other things, her general release of claims in favor of the company, Dr. Russo is entitled to severance benefits comprised of (i) a lump-sum payment of $1,046,250; (ii) COBRA premium benefits for up to 18 months; and (iii) the vesting in full of all unvested stock options then held by Dr. Russo. In addition, we agreed to extend the period during which Dr. Russo may exercise the stock options granted to her in June 2017 for up to two years following her separation date, and also agreed to waive Dr. Russo’s post-employment non-competition obligations.

On July 22, 2015, Dr. Russo received a grant of options to purchase 80,889 shares of our common stock with an exercise price of $8.20 per share. On July 20, 2016, Dr. Russo received a grant of options to purchase 47,757 shares of our common stock with an exercise price of $9.39 per share. On June 19, 2017, Dr. Russo received a grant of options to purchase 195,331 shares of our common stock with an exercise price of $4.00 per share. As described above, Dr. Russo will have the right to exercise this June 2017 option for a period of up to two-years following her separation date. On March 7, 2018, Dr. Russo received a grant of options to purchase 160,000 shares of our common stock with an exercise price of $17.34 per share. All unvested stock options held by Dr. Russo vested in full upon her letter agreement becoming effective and irrevocable.

Notwithstanding her stepping down as President and Chief Executive Officer of the company, Dr. Russo’s equity awards will remain outstanding in accordance with their terms (subject to the provisions of her letter agreement described above) for so long as she continues to serve as a director of the company and, following the consummation of the Merger, as a director of the combined organization.

Letter Agreement for Dr. Christopher Stevens

Effective January 15, 2019, Dr. Stevens stepped down from his position as Chief Medical Officer of Arsanis. In connection with the termination of his employment, Dr. Stevens signed a letter agreement, dated January 15, 2019, which upon expiration of a revocation period replaces Dr. Stevens’s existing severance benefits as set forth in the retention bonus agreement, dated November 26, 2018, between Dr. Stevens and us and the amended and restated letter agreement, dated October 10, 2017, between Dr. Stevens and us. Under the January 2019 letter agreement, in exchange for, among other things, his general release of claims in favor of the company, Dr. Stevens is entitled to severance benefits comprised of (i) a lump-sum payment of $494,000; (ii) COBRA premium benefits for up to 12 months; and (iii) the vesting in full of all unvested stock options then held by Dr. Stevens, which will remain exercisable for the period of time set forth in the applicable grant agreement. In addition, we agreed to waive Dr. Stevens’s post-employment non-competition obligations.

On July 20, 2016, Dr. Stevens received a grant of options to purchase 26,369 shares of our common stock with an exercise price of $9.39 per share. On June 19, 2017, Dr. Stevens received a grant of options to purchase 43,948 shares of our common stock with an exercise price of $4.00 per share. On March 7, 2018, Dr. Stevens received a grant of options to purchase 50,000 shares of our common stock with an exercise price of $17.34 per share. All unvested stock options held by Dr. Stevens vested in full upon his letter agreement becoming effective and irrevocable as of January 22, 2019.

Other Agreements

Each of our named executive officers has entered into a standard form agreement with respect to non-competition, non-solicitation, confidential information and assignment of inventions. Under this agreement, each named executive officer has agreed not to compete with us during his or her employment and for a period of one year after the termination of his or her employment, not to solicit our employees, consultants, clients or customers during his or her employment and for a period of one year after the termination of his or her employment, and to protect our confidential and proprietary information indefinitely. In addition, under this agreement, each named executive officer has agreed that we own all inventions that are developed by such executive officer during his or her employment with us that are within the field of monoclonal antibody-based therapeutic treatments for infectious diseases. Each named executive officer also agreed to provide us with a non-exclusive, royalty-free, perpetual license to use any prior inventions that such executive officer incorporates into inventions assigned to us under this agreement.

401(k) Retirement Plan

We maintain a defined contribution employee retirement plan for our employees, including our named executive officers. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan (except in the case of contributions under the 401(k) plan designated as Roth contributions). Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. The 401(k) plan provides us with the discretion to match employee contributions, but to date we have not provided any employer matching contributions.

Indemnification

For a summary of certain indemnification arrangements with our named executive officers, see “—Limitation of Liability and Indemnification” below.

Tax Considerations

The compensation committee of our board of directors considers the potential future effects of Section 162(m) of the Code on compensation paid to our named executive officers. Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to each of the company’s chief executive officer and the three most highly compensated executive officers (other than the chief executive officer and chief financial officer). Pursuant to tax legislation signed into law on December 22, 2017 (the “Tax Act”), for taxable years beginning after December 31, 2017, the Section 162(m) deduction limitation is expanded so that it also applies to compensation in excess of $1 million paid to a public company’s chief financial officer. Historically, compensation that qualified under Section 162(m) as performance-based compensation was exempt from the deduction limitation. However, subject to certain transition rules, the Tax Act eliminated the qualified performance-based compensation exception. As a result, for taxable years beginning after December 31, 2017, all compensation in excess of $1 million paid to each of the executives described above (other than certain grandfathered compensation or compensation paid pursuant to certain equity awards granted before or during a transition period following our initial public offering) will not be deductible by us.

Director Compensation

Under our director compensation program, we pay our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of the board, the lead independent director and the chair of each committee receive higher retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our board of directors, on such committee or in such position. The fees paid to non-employee directors for service on the board of directors, for service as a lead independent director and for service on each committee of the board of directors on which the director is a member are as follows:

	Member Annual Fee	Chairman Annual Fee	Lead Independent Director Annual Fee
Board of Directors	$35,000	$75,000	$50,000
Audit Committee	$7,500	$15,000	—
Compensation Committee	$5,000	$10,000	—
Nominating and Corporate Governance Committee	$4,000	$8,000	—

We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors and any committee of our board of directors on which they serve.

In addition, under our director compensation program, we granted the directors who were in office at the time of the closing of our initial public offering, and will grant to new non-employee directors upon their initial election to our board of directors, an option to purchase 25,000 shares of our common stock. Each of these options will vest as to 33.3333% of the shares of our common stock underlying such option on the first anniversary of the date of grant, with the remainder vesting in equal monthly installments until the third anniversary of the date of grant, subject to the non-employee director’s continued service as a director. Further, on the dates of each of our annual meetings of stockholders, each non-employee director that has served on our board of directors for at least six months will automatically receive, under our 2017 Equity Incentive Plan, or the 2017 Plan, an option to purchase 10,000 shares of our common stock. Each of these options will vest in equal monthly installments until the first anniversary of the date of grant (or, if earlier, the date of our next annual meeting of stockholders following the date of grant) unless otherwise provided at the time of grant, subject to the non-employee director’s continued service as a director, with full acceleration of vesting upon a change in control of our company. All options issued to our non-employee directors under our director compensation program will be issued at exercise prices equal to the closing price of our common stock on the date of grant.

Mr. Gray, our director who also serves as President and Chief Executive Officer and Chief Financial Officer, does not receive any additional compensation for his service as a director. Dr. Russo also served as President and Chief Executive Officer during 2018, until she stepped down from such positions on November 26, 2018. Dr. Russo did not receive any additional compensation for her service as a director. Mr. Gray and Dr. Russo are two of our named executive officers and, accordingly, the compensation that we pay to Mr. Gray and Dr. Russo is discussed under “—Summary Compensation Table” and “—Narrative to Summary Compensation Table.”

The following table sets forth information regarding compensation earned by our non-employee directors during fiscal 2018.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Tillman U. Gerngross, Ph.D.	94,615	111,785	206,400
William Clark, M.B.A.	47,871	111,785	159,656
Carl Gordon, Ph.D., C.F.A.	47,871	111,785	159,656
David McGirr, M.B.A.	56,319	111,785	168,104
Terrance McGuire	48,434	111,785	160,219
Claudio Nessi, Ph.D., M.B.A.	39,423	111,785	151,208
Michael Ross, Ph.D.	45,055	111,785	156,840
Amy Schulman, J.D.	72,088	111,785	183,873

(1)

The amounts reported in the “Option Awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of ASC 718. See Note 2 to our consolidated financial statements appearing in our Annual Report on Form 10-K regarding assumptions underlying the valuation of equity awards.

As of December 31, 2018, our non-employee directors held the following stock options, all of which were granted under our 2010 Special Stock Incentive Plan, as amended, or the 2010 Plan, our 2011 Stock Incentive Plan, or 2011 Plan, and our 2017 Plan:

Name	Option Awards
Tillman U. Gerngross, Ph.D.	100,484
William Clark, M.B.A.	35,000
Carl Gordon, Ph.D., C.F.A.	35,000
David McGirr, M.B.A.	35,000
Terrance McGuire	35,000
Claudio Nessi, Ph.D., M.B.A.	35,000
Michael Ross, Ph.D.	35,000
Amy Schulman, J.D.	41,482
René Russo	483,977

Limitation of Liability and Indemnification

Our Restated Certificate of Incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the DGCL, and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors:

•	for any breach of the director’s duty of loyalty to us or our stockholders;
•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•	for voting for or assenting to unlawful payments of dividends, stock repurchases or other distributions; or
•	for any transaction from which the director derived an improper personal benefit.

Any amendment to or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to such amendment or repeal. If the DGCL is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the DGCL.

In addition, our Restated Certificate of Incorporation provides that we must indemnify our directors and officers and we must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions.

We maintain a general liability insurance policy that covers specified liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers. In addition, we have entered into indemnification agreements with our directors and executive officers. These indemnification agreements may require us, among other things, to indemnify each such executive officer or director for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our executive officers or directors.

Some of our non-employee directors may, through their relationships with their employers, be insured or indemnified against specified liabilities incurred in their capacities as members of our board of directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, executive officers or persons controlling us, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2018, the members of our compensation committee were Michael Ross and Amy Schulman, as well as Tillman U. Gerngross prior to his stepping down from the committee in November 2018.

Dr. Gerngross is a former officer of our company, having served as our president from August 2010 to August 2013 and from December 2015 to April 2016. In addition, Dr. Gerngross is a co-founder and the current Chief Executive Officer of Adimab, LLC, a company with which we have a commercial relationship, as described further under the heading “Related Person Transactions” below.

None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of Arsanis Common Stock as of January 31, 2019 (except where otherwise indicated) for:

•	each person, or group of affiliated persons, who are known by us to beneficially own more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of January 31, 2019, through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table.

The percentage of ownership is based on 14,572,246 shares of common stock outstanding on January 31, 2019, adjusted as required by the rules promulgated by the SEC to determine beneficial ownership. Except for the Merger and the related support agreements, we do not know of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control of the company.

Unless otherwise indicated, the address of all listed stockholders is c/o Arsanis, Inc., 950 Winter Street, Suite 4500, Waltham, Massachusetts 02451.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with Polaris Ventures(1)	1,868,957	12.8%
Entities affiliated with SV Health Investors, LLC(2)	1,868,961	12.8%
OrbiMed Private Investments IV LP(3)	1,868,966	12.8%
New Enterprise Associates 16, L.P.(4)	2,000,000	13.7%
Bill & Melinda Gates Foundation(5)	722,179	5.0%
NeoMed Innovation V LP(6)	867,639	6.0%

Directors and Named Executive Officers:
Michael Gray, M.B.A., C.P.A.(7)	359,763	2.5%
David Mantus, Ph.D.(8)	52,546	*
Tillman U. Gerngross, Ph.D.(9)	473,696	3.2%
William Clark, M.B.A.(10)	18,611	*
Carl Gordon, Ph.D., C.F.A.(11)	1,887,577	12.9%
David McGirr, M.B.A.(12)	18,611	*
Terrance McGuire(13)	1,887,568	12.9%
Claudio Nessi, Ph.D., M.B.A.(14)	886,250	6.1%
Michael Ross, Ph.D.(15)	1,887,572	12.9%
René Russo, Pharm.D., BCPS(16)	483,977	3.2%
Amy Schulman, J.D.(17)	25,093	*
Christopher Stevens, M.D.(18)	120,317	*
All current executive officers and directors as a group (11 persons)(19)	7,981,264	51.7%

*	Less than one percent
(1)

Based on information provided in a Schedule 13D filed on November 29, 2017. Consists of (a) 1,803,429 shares of common stock held by Polaris Venture Partners V, L.P., (b) 35,146 shares of common stock held by Polaris Venture Partners Entrepreneurs’ Fund V, L.P., (c) 12,351 shares of common stock held by Polaris Venture Partners Founders’ Fund V, L.P. and (d) 18,031 shares of common stock held by Polaris Venture Partners Special Founders’ Fund V, L.P. Each of Polaris Venture Partners V, L.P., Polaris Venture Partners Entrepreneurs’ Fund V, L.P., Polaris Venture Partners Founders’ Fund V, L.P. and Polaris Venture Partners Special Founders’ Fund V, L.P. (collectively, the “Polaris Funds”) has the sole voting and investment power with respect to the shares directly held by it. Polaris Venture Management Co. V, L.L.C. (“PVM V”) is the general partner of each the Polaris Funds. PVM V may be deemed to have sole power to vote and dispose of the shares held by the Polaris Funds. Terrance McGuire, a member of our board of directors, and Jonathan Flint (collectively, the “Managing Members”) are the managing members of PVM V and each may be deemed to share voting and dispositive power with respect to the shares held by the Polaris Funds. Each of PVM V and the Managing Members disclaim beneficial ownership of all of the shares owned by the Polaris Funds, except to the extent of their respective and proportionate pecuniary interests therein. The address of the Polaris Funds is One Marina Park Drive, 10th Floor, Boston, Massachusetts 02210.

(2)

Based on information provided in a Schedule 13D filed on February 14, 2018. Consists of (a) 903,110 shares of common stock held by SV Life Sciences Fund V, L.P. (“SVLS V LP”), (b) 19,082 shares of common stock held by SV Life Sciences Fund V Strategic Partners, L.P. (“SVLS V SPP”), (c) 915,428 shares of common stock held by SV Life Sciences Fund VI, L.P. (“SVLS VI LP”) and (d) 31,341 shares of common stock held by SV Life Sciences Fund VI Strategic Partners, L.P. (“SVLS VI SPP”). SV Life Sciences Fund V (GP), LP (“SVLS V GP”) is the general partner of SVLS V LP and SVLS V SPP (collectively, the “SV V Funds”). The general partner of SVLS V GP is SVLSF V, LLC. SVLS V GP and SVLSF V, LLC may each be deemed to share voting, dispositive and investment power over the shares held of record by the SV V Funds. Each of SVLS V GP and SVLSF V, LLC disclaims beneficial ownership of the shares owned directly by the SV V Funds except to the extent of any pecuniary interest therein. The members of the investment committee of SVLSF V, LLC are Kate Bingham, James Garvey, Eugene D. Hill, III and Michael Ross, a member of our board of directors. The investment committee of SVLSF V, LLC controls voting and investment decisions over the shares held by the SV V Funds by a majority vote. As such, no member of the investment committee of SVLSF V, LLC may be deemed to have any beneficial ownership of the shares held of record by the SV V Funds. SV Life Sciences Fund VI (GP), LP (“SVLS VI GP”) is the general partner of SVLS VI LP and SVLS VI SPP (collectively, the “SV VI Funds”). The general partner of SVLS VI GP is SVLSF VI, LLC. SVLS VI GP and SVLSF VI, LLC may each be deemed to share voting, dispositive and investment power over the shares held of record by the SV VI Funds. Each of SVLS VI GP and SVLSF VI, LLC disclaims beneficial ownership of the shares owned directly by the SV VI Funds except to the extent of any pecuniary interest therein. The members of the investment committee of SVLSF VI, LLC are Kate Bingham, James Garvey, Eugene D. Hill, III, Paul LaViolette, Thomas Flynn and Michael Ross, a member of our board of directors. The investment committee of SVLSF VI, LLC controls voting and investment decisions over the shares held by the SV VI Funds by a majority vote. As such, no member of the investment committee of SVLSF VI, LLC may be deemed to have any beneficial ownership of the shares held of record by the SV VI Funds. The address for the entities is One Boston Place, Suite 3900, 201 Washington Street, Boston, Massachusetts 02108.

(3)

Based on information provided in a Schedule 13D/A filed on January 26, 2018. Consists of 1,868,966 shares of common stock held by OrbiMed Private Investments IV, LP (“OPI IV”). OrbiMed Capital GP VI LLC (“GP IV”) is the general partner of OPI IV. OrbiMed Advisors LLC (“OrbiMed Advisors”) is the managing member of GP IV. By virtue of such relationships, GP IV and OrbiMed Advisors may be deemed to have voting and investment power with respect to the shares held by OPI IV and as a result may be deemed to have beneficial ownership of such shares. Dr. Carl L. Gordon, a member of OrbiMed Advisors, is a member of our board of directors. OrbiMed Advisors exercises investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho and Jonathan T. Silverstein. Each of GP IV, OrbiMed Advisors, Carl L. Gordon, Sven H. Borho, and Jonathan T. Silverstein disclaims beneficial ownership of the shares held by OPI IV. The address of OPI VI is 601 Lexington Avenue, 54th Floor, New York, New York 10022.

(4)

Based on information provided in a Schedule 13D filed on November 29, 2017. Consists of 2,000,000 shares of common stock held by New Enterprise Associates 16, L.P. (“NEA 16”). NEA Partners 16, L.P. (“NEA Partners 16”) is the sole general partner of NEA 16, and NEA 16 GP, LLC (“NEA 16 LLC”) is the sole general partner of NEA Partners 16. Peter J. Barris, Forest Baskett, Anthony A. Florence, Jr., Mohamad H. Makhzoumi, Joshua Makower, David M. Mott, Chetan Puttagunta, Jon M. Sakoda, Scott D. Sandell, Peter W. Sonsini and Ravi Viswanathan are the managers of NEA 16 LLC (collectively, the “Managers”). By virtue of such relationships, NEA Partners 16, NEA 16 LLC and each of the Managers may be deemed to have voting and investment power with respect to the shares held by NEA 16. NEA Partners 16, NEA 16 LLC and each of the Managers disclaims beneficial ownership of the shares owned of record by NEA 16. The address of the principal business office of NEA 16 is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.

(5)

Based on information provided in a Schedule 13G filed on February 13, 2018. Consists of 722,179 shares of common stock held by the Bill & Melinda Gates Foundation (the “Foundation”). For purposes of Rule 13d-3 under the Exchange Act, all shares beneficially owned by the Foundation may be deemed to be beneficially owned by William H. Gates III and Melinda French Gates as Co-Trustees of the Foundation. The address for the Foundation is 500 Fifth Avenue North, Seattle, Washington 98109.

(6)

Consists of 867,639 shares of common stock held by NeoMed Innovation V L.P. Claudio Nessi, a member of our board of directors, is the Managing Partner of NeoMed Management (Jersey) Limited, which is the Investment Manager to NeoMed Innovation V L.P. By virtue of such relationships, NeoMed Management (Jersey) Limited and Dr. Nessi may be deemed to have voting and investment power with respect to the shares held by NeoMed Innovation V L.P. Each of NeoMed Management (Jersey) Limited and Dr. Nessi disclaims beneficial ownership of the shares held by NeoMed Innovation V L.P., except to the extent of its or his pecuniary interest therein, if any. The business address for NeoMed Innovation V L.P. is 13 Castle Street, St. Helier, Jersey, JE4 5UT.

(7)

Consists of (a) 250,000 shares of common stock owned by Mr. Gray and (b) 109,763 shares of common stock underlying options held by Mr. Gray that are exercisable as of January 31, 2019 or will become exercisable within 60 days after such date.

(8)	Consists of shares of common stock underlying options held by Dr. Mantus that are exercisable as of January 31, 2019 or will become exercisable within 60 days after such date.
(9)

Consists of (a) 392,821 shares of common stock owned by Dr. Gerngross, and (b) 80,875 shares of common stock underlying options held by Dr. Gerngross that are exercisable as of January 31, 2019 or will become exercisable within 60 days after such date.

(10)	Consists of shares of common stock underlying options held by Mr. Clark that are exercisable as of January 31, 2019 or will become exercisable within 60 days after such date.
(11)

Consists of (a) the shares described in note 3 above, and (b) 18,611 shares of common stock underlying options held by Dr. Gordon that are exercisable as of January 31, 2019 or will become exercisable within 60 days after such date.

(12)	Consists of shares of common stock underlying options held by Mr. McGirr that are exercisable as of January 31, 2019 or will become exercisable within 60 days after such date.
(13)

Consists of (a) the shares described in note 1 above, and (b) 18,611 shares of common stock underlying options held by Mr. McGuire that are exercisable as of January 31, 2019 or will become exercisable within 60 days after such date.

(14)

Consists of (a) the shares described in note 6 above, and (b) 18,611 shares of common stock underlying options held by Dr. Nessi that are exercisable as of January 31, 2019 or will become exercisable within 60 days after such date.

(15)

Consists of (a) the shares described in note 2 above, and (b) 18,611 shares of common stock underlying options held by Dr. Ross that are exercisable as of January 31, 2019 or will become exercisable within 60 days after such date.

(16)	Consists of shares of common stock underlying options held by Dr. Russo that are exercisable as of January 31, 2019 or will become exercisable within 60 days after such date.
(17)

Consists of shares of common stock underlying options held by Ms. Schulman that are exercisable as of January 31, 2019 or will become exercisable within 60 days after such date. Although Ms. Schulman is affiliated with certain affiliates of the Polaris Funds, she does not have voting or dispositive power with respect to the shares owned by the Polaris Funds and referenced in note 1 above.

(18)	Consists of shares of common stock underlying options held by Dr. Stevens that are exercisable as of January 31, 2019 or will become exercisable within 60 days after such date.
(19)	Includes 863,920 shares of common stock underlying options that are exercisable as of January 31, 2019 or will become exercisable within 60 days after such date.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,953,804	(1)	$10.16	(2)	308,288	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,953,804		$10.16		308,288	(4)

(1)

Consists of (i) 103,100 shares to be issued upon exercise of outstanding options under our 2010 Plan as of December 31, 2018, (ii) 967,404 shares to be issued upon exercise of outstanding options under our 2011 Plan as of December 31, 2018 and (iii) 883,300 shares to be issued upon exercise of outstanding options under our 2017 Plan as of December 31, 2018.

(2)	Consists of the weighted average exercise price of the 1,953,804 stock options outstanding on December 31, 2018.
(3)

Consists of (i) 308,288 shares that remained available for future issuance under our 2017 Plan as of December 31, 2018, and (ii) 219,111 shares that remained available for future issuance under our 2017 Employee Stock Purchase Plan, or 2017 ESPP, as of December 31, 2018. No shares remained available for future issuance under the 2010 Plan or 2011 Plan as of December 31, 2018.

(4)

Our 2017 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2017 Plan to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of 1,025,490 shares of our common stock, 4% of the number of shares of our common stock outstanding on the first day of the applicable fiscal year and an amount determined by our board of directors. On January 1, 2019, 582,889 additional shares were reserved for issuance under the 2017 Plan pursuant to this provision. Our 2017 ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2017 ESPP to be added on the first day of each fiscal year, beginning on January 1, 2019 and ending on December 31, 2029, in an amount equal to the least of 512,745 shares of our common stock, 2% of the total number of shares of our common stock outstanding on the first day of the applicable fiscal year and an amount determined by our board of directors. On January 1, 2019, 291,444 additional shares were reserved for issuance under the 2017 ESPP pursuant to this provision.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written related person transaction policy to set forth policies and procedures for the review of any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related party transaction,” the related person must report the proposed related person transaction to our chief financial officer. The policy calls for the proposed related person transaction to be reviewed and approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review and, in its discretion, may ratify the related person transaction. The policy also permits the chair of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under this policy will be considered approved or ratified if it is authorized by the audit committee in accordance with the standards set forth in the policy after full disclosure of the related person’s interests in the transaction. As appropriate for the circumstances, the policy provides that the audit committee will review and consider:

•	the related person’s interest in the related person transaction;
•	the approximate dollar value of the amount involved in the related person transaction;
•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•	whether the transaction was undertaken in the ordinary course of our business;
•	whether the terms of the transaction are no less favorable to us than the terms that could have been reached with an unrelated third party;
•	the purpose of, and the potential benefits to us of, the transaction; and
•

any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee may approve or ratify the related person transaction only if the audit committee determines that, under all of the circumstances, the transaction is in our best interests. The audit committee may impose any conditions on the related person transaction as it deems appropriate. The policy also provides that transactions involving compensation of executive officers will be reviewed and approved by our compensation committee in the manner specified in its charter.

Related Person Transactions

In addition to the compensation arrangements with directors and executive officers described elsewhere in this Annual Report on Form 10-K, since January 1, 2018, we have engaged in, or currently propose to engage in, the following transactions in which the amount involved exceeds $120,000 and any of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, or any person who was in any of those categories at the time of such transaction, had or has a direct or indirect material interest. We believe that all of these transactions were on terms comparable to terms that could have been obtained from unrelated third parties.

Services and Facilities Agreement with EveliQure Biotechnologies GmbH

Our subsidiary, Arsanis Biosciences GmbH, leases approximately 1,500 square meters of office and lab space from Marxbox Bauprojekt GmbH & Co. OG. In February 2015, Arsanis Biosciences GmbH entered into a services and facilities agreement with EveliQure Biotechnologies GmbH, or EveliQure, under which we provided certain laboratory services and sublet approximately 150 square meters of office and lab space. Tamás Henics, the husband of Eszter Nagy, our former Chief Scientific Officer and director, serves as Chief Scientific Officer at EveliQure.

Since January 1, 2018, payments due to us from EveliQure under the agreement were approximately $0.2 million. These amounts included rental charges as well as amounts attributable to facilities and laboratory services. The agreement with EveliQure was terminated by Arsanis Biosciences GmbH effective as of December 31, 2018.

Agreements with Adimab, LLC

We have entered into two agreements with Adimab—the Adimab Collaboration Agreement and the Adimab Option Agreement—under which we were granted exclusive options to obtain ownership or exclusive worldwide licenses under specified patents relating to the development and commercialization of monoclonal antibodies. See “Item 1. Business—Collaboration and License Agreements—Adimab, LLC” for more information. Tillman U. Gerngross, Ph.D., the chairman of our board of directors, is a co-founder of Adimab and currently serves as its Chief Executive Officer.

Under the Adimab Collaboration Agreement, as of December 31, 2018, we had paid Adimab approximately $4.3 million in the aggregate, consisting of upfront payments and reimbursement for research conducted by Adimab. Under the Adimab Option Agreement, as of December 31, 2018, we had incurred costs paid to Adimab of approximately $0.2 million in the aggregate, consisting of reimbursement for affinity maturation work performed by Adimab and for certain patent prosecution costs incurred by Adimab. Since January 1, 2018, payments due to Adimab pursuant to the Adimab Option Agreement were approximately $0.1 million.

Agreements with Bill & Melinda Gates Foundation

We are party to grant agreements with the Gates Foundation, a 5% stockholder, pursuant to which the Gates Foundation has agreed to grant us up to an aggregate of $10.4 million to conduct preclinical development of monoclonal antibodies for the prevention of RSV infection in newborns. See “Item 1. Business—Collaboration and License Agreements—The Bill & Melinda Gates Foundation” for more information. Since January 1, 2018, we have received $1.1 million under the grant agreements with the Gates Foundation.

Board Determination of Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent under the Exchange Act. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Rule 5605(a)(2) of the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In February 2019, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors other than Mr. Gray and Drs. Russo and Gerngross is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules. Mr. Gray is not an independent director under Rule 5605(a)(2) because he is our President and Chief Executive Officer and Chief Financial Officer. Dr. Russo is not an independent director under Rule 5605(a)(2) because she was employed by our company, as President and Chief Executive Officer, within the past three years. Dr. Gerngross is not an independent director under Rule 5605(a)(2) because he was employed by our company, as President, within the past three years, and because of his service as Chief Executive Officer of Adimab, LLC, a company with which we have a commercial relationship. Our board of directors also determined that William Clark, Carl Gordon and David McGirr, who currently comprise our audit committee satisfy the independence standards for the audit committee established by the SEC and the Nasdaq Listing Rules, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Our board of directors further determined that Michael Ross and Amy Schulman, members of our compensation committee are independent within the meaning of Rule 10C-1 under the Exchange Act. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accountant Fees and Services

Audit Fees and Services

The following table sets forth fees billed for professional audit services and other services rendered to us by PwC for the fiscal years ended December 31, 2018 and 2017. All such services and fees were pre-approved by our audit committee in accordance with the “Pre-Approval Policies and Procedures” described below.

Fee Category	2018	2017
Audit Fees(1)	$731,372	$1,437,218
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	1,800	—
Total Fees	$733,172	$1,437,218

(1)

“Audit Fees” consist of fees billed for professional services performed by PwC for the audit of our annual financial statements, the review of interim financial statements, and related services that are normally provided in connection with registration statements. Included in the 2017 Audit Fees is $926,309 of fees billed in connection with our initial public offering, which closed in November 2017, and fees billed in connection with the filing of registration statements. Included in the 2018 Audit Fees is $188,372 of fees billed in connection with the filing of registration statements.

(2)

“Audit-Related Fees” may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred in 2018 or 2017.

(3)

“Tax Fees” may consist of fees for professional services, including tax consulting and compliance performed by an independent registered public accounting firm. There were no such fees incurred in 2018 or 2017.

(4)	All other fees represent payment for access to the PricewaterhouseCoopers LLP online accounting research and financial disclosure databases.

Pre-Approval Policies and Procedures

Our audit committee has adopted procedures requiring the pre-approval of all non-audit services performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the audit committee for each engagement of the independent registered public accounting firm to perform other audit-related or other non-audit services. The audit committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

The standard applied by the audit committee, or the chair of the audit committee, in determining whether to grant approval of any type of non-audit service, or of any specific engagement to perform a non-audit service, is whether the services to be performed, the compensation to be paid therefore and other related factors are consistent with the independent registered public accounting firm’s independence under guidelines of the SEC and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent registered public accounting firm would be functioning in the role of management or in an advocacy role, whether the independent registered public accounting firm’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent registered public accounting firm’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the non-audit services portion of the total fees payable to the independent registered public accounting firm in the period would tend to reduce the independent registered public accounting firm’s ability to exercise independent judgment in performing the audit.

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

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporation by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

Agreement and Plan of Merger Documents
2.1+	Agreement and Plan of Merger, dated November 26, 2018, by and among the Company, Artemis AC Corp. and X4 Pharmaceuticals, Inc.	8-K	11/27/2018	2.1
2.2	First Amendment to Agreement and Plan of Merger, dated December 20, 2018, by and among the Company, Artemis AC Corp. and X4 Pharmaceuticals, Inc.	8-K	12/20/2018	2.1

Organizational Documents and Documents Related to Common Stock
3.1	Restated Certificate of Incorporation of the Company	8-K	11/20/2017	3.1
3.2	Amended and Restated By-laws of the Company	8-K	11/20/2017	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	10/20/2017	4.1
10.1	Second Amended and Restated Investors’ Rights Agreement, as amended	S-1/A	11/6/2017	10.1
10.2	Second Amended and Restated Stockholders’ Agreement, dated as of April 12, 2016, among the Company and the other parties thereto, as amended	S-1/A	11/6/2017	10.37
10.3	Warrant to purchase shares of Series A-2 Convertible Preferred Stock issued by the Company to Silicon Valley Bank	S-1	10/20/2017	10.23
10.4	Warrant to purchase shares of Series B Convertible Preferred Stock issued by the Company to Silicon Valley Bank	S-1	10/20/2017	10.24

Equity Plan Documents
10.5*	2010 Special Stock Incentive Plan, as amended	S-1	10/20/2017	10.2
10.6*	Form of Non-Statutory Stock Option Agreement under the 2010 Special Stock Incentive Plan	S-1	10/20/2017	10.3
10.7*	2011 Stock Incentive Plan, as amended	S-1	10/20/2017	10.4
10.8*	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan	S-1	10/20/2017	10.5
10.9*	Form of Non-Statutory Stock Option Agreement under the 2011 Stock Incentive Plan	S-1	10/20/2017	10.6
10.10*	2017 Equity Incentive Plan	S-1	10/20/2017	10.7
10.11*	Form of Incentive Stock Option Agreement under the 2017 Equity Incentive Plan	S-1	10/20/2017	10.8

		Incorporation by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

10.12*	Form of Nonstatutory Stock Option Agreement under the 2017 Equity Incentive Plan	S-1	10/20/2017	10.9
10.13*	2017 Employee Stock Purchase Plan	S-1	10/20/2017	10.10
10.14*	Form of Restricted Stock Agreement under the 2017 Equity Incentive Plan	8-K	11/27/2018	10.6

Agreements with Directors and Executive Officers
10.15*	Form of Indemnification Agreement (for directors and executive officers)	S-1/A	11/6/2017	10.36
10.16*	2018 Amended and Restated Employment Agreement, dated November 26, 2018, by and between the Company and Michael Gray	8-K	11/27/2018	10.3
10.17*	Letter Agreement, dated November 26, 2018, by and between the Company and René Russo	8-K	11/27/2018	10.4
10.18*	Retention Bonus Agreement, dated November 26, 2018, by and between the Company and Christopher Stevens	8-K	11/27/2018	10.5
10.19*	Letter Agreement, dated January 15, 2019, by and between the Company and Christopher Stevens	S-4/A	2/13/2019	10.19
10.20*	Amended and Restated Letter Agreement, dated October 10, 2017, by and between the Company and David Mantus	S-4/A	2/13/2019	10.20
10.21*	Retention Bonus Agreement, dated November 26, 2018, by and between the Company and David Mantus	S-4/A	2/13/2019	10.21

Leases
10.22	Lease, dated October 30, 2015, by and between the Company and Waltham Winter Street 890 LP	S-1	10/20/2017	10.16
10.23	Lease Agreement, dated November 26, 2010, by and between Arsanis Biosciences GmbH and Wüstenrot Marxbox GmbH & Co. OG (as successor-in-interest to Marxbox Bauprojekt GmbH & Co. OG), as amended (English translation)	S-1	10/20/2017	10.17
10.24	Indenture of Lease, dated June 6, 2018, by and between the Company and BP Bay Colony LLC	8-K	6/12/2018	10.1
10.25	First Amendment to Lease, dated August 10, 2018, by and between the Company and BP Bay Colony LLC	10-Q	8/13/2018	10.2

Licenses and Collaboration Agreements
10.26†	Collaboration Agreement, dated as of May 1, 2011, by and between the Company and Adimab, LLC, as amended	S-1	10/20/2017	10.18
10.27†	Option and License Agreement, dated as of February 27, 2017, by and between the Company and Adimab, LLC	S-1	10/20/2017	10.19
10.28†	Amendment No. 1 to the Option and License Agreement, dated as of February 27, 2017, by and between the Company and Adimab, LLC, dated as of October 13, 2017	S-1	10/20/2017	10.41

Financing Agreements
10.29†	Grant Agreement, dated February 20, 2017, by and between the Company and Bill & Melinda Gates Foundation, as amended	S-1	10/20/2017	10.20
10.30†	Letter agreement, dated as of April 24, 2017, by and between the Company and Bill & Melinda Gates Foundation	S-1	10/20/2017	10.21
10.31	Loan and Security Agreement, dated as of December 7, 2012, by and between the Company and Silicon Valley Bank, as amended	S-1	10/20/2017	10.22
10.32	Funding contract, dated September 20, 2011, by and between Arsanis Biosciences GmbH and Österreichische Forschungsförderungsgesellschaft mbH (English translation)	S-1	10/20/2017	10.25
10.33	Funding contract, dated July 2, 2012, by and between Arsanis Biosciences GmbH and Österreichische Forschungsförderungsgesellschaft mbH (English translation)	S-1	10/20/2017	10.26
10.34	Funding contract, dated December 5, 2012, by and between Arsanis Biosciences GmbH and Österreichische Forschungsförderungsgesellschaft mbH (English translation)	S-1	10/20/2017	10.27
10.35	Funding contract, dated March 29, 2013, by and between Arsanis Biosciences GmbH and Österreichische Forschungsförderungsgesellschaft mbH (English translation)	S-1	10/20/2017	10.28

		Incorporation by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

10.36	Funding contract, dated August 6, 2013, by and between Arsanis Biosciences GmbH and Österreichische Forschungsförderungsgesellschaft mbH (English translation)	S-1	10/20/2017	10.29
10.37	Funding contract, dated April 3, 2014, by and between Arsanis Biosciences GmbH and Österreichische Forschungsförderungsgesellschaft mbH (English translation)	S-1	10/20/2017	10.30
10.38	Funding contract, dated June 9, 2014, by and between Arsanis Biosciences GmbH and Österreichische Forschungsförderungsgesellschaft mbH (English translation)	S-1	10/20/2017	10.31
10.39	Funding contract, dated July 20, 2015, by and between Arsanis Biosciences GmbH and Österreichische Forschungsförderungsgesellschaft mbH (English translation)	S-1	10/20/2017	10.32
10.40	Funding contract, dated July 20, 2015, by and between Arsanis Biosciences GmbH and Österreichische Forschungsförderungsgesellschaft mbH (English translation)	S-1	10/20/2017	10.33
10.41	Funding contract, dated July 14, 2016, by and between Arsanis Biosciences GmbH and Österreichische Forschungsförderungsgesellschaft mbH (English translation)	S-1	10/20/2017	10.34
10.42	Funding contract, dated March 23, 2017, by and between Arsanis Biosciences GmbH and Österreichische Forschungsförderungsgesellschaft mbH (English translation)	S-1	10/20/2017	10.35
10.43	Share Purchase Agreement, dated as of November 15, 2017, by and between the Company and New Enterprise Associates 16, L.P.	10-K	3/9/2018	10.37
10.44†	Amended and Restated Agreement, dated August 8, 2018, by and between the Company and the Bill & Melinda Gates Foundation	10-Q	8/13/2018	10.3
10.45†	Grant Agreement, dated August 8, 2018, by and between the Company and the Bill & Melinda Gates Foundation	10-Q	8/13/2018	10.4
10.46	Forbearance Agreement, dated August 8, 2018, by and between the Company and Silicon Valley Bank	10-Q	8/13/2018	10.5

Support Agreements
10.47	Form of Support Agreement, dated November 26, 2018, by and among the Company, X4 Pharmaceuticals, Inc. and certain stockholders of the Company	8-K	11/27/2018	10.1
10.48	Form of Support Agreement, dated November 26, 2018, by and among the Company, X4 Pharmaceuticals, Inc. and certain officers, directors and stockholders of X4 Pharmaceuticals, Inc.	8-K	11/27/2018	10.2

Subsidiaries, Consents and Certifications
21.1	List of Subsidiaries	S-1	10/20/2017	21.1
23.1	Consent of PricewaterhouseCoopers LLC, independent registered public accounting firm				X
31.1

Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

					X
32.1

Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

					X

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Denotes a management contract or compensatory plan or arrangement
+

All schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any schedules to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARSANIS, INC.

Date: March 11, 2019	By:	/s/ Michael Gray
Michael Gray
President and Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Michael Gray	President and Chief Executive Officer, Chief Financial Officer, Director	March 11, 2019
Michael Gray	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Tillman U. Gerngross	Chairman of the Board	March 11, 2019
Tillman U. Gerngross

/s/ William Clark	Director	March 11, 2019
William Clark

/s/ Carl Gordon	Director	March 11, 2019
Carl Gordon

/s/ David McGirr	Director	March 11, 2019
David McGirr

/s/ Terrance McGuire	Director	March 11, 2019
Terrance McGuire

/s/ Claudio Nessi	Director	March 11, 2019
Claudio Nessi

/s/ Michael Ross	Director	March 11, 2019
Michael Ross

/s/ René Russo	Director	March 11, 2019
René Russo /s/ Amy Schulman	Director	March 11, 2019
Amy Schulman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arsanis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arsanis, Inc. and its subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit), and consolidated statements of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

PricewaterhouseCoopers LLP

Boston, MA March 11, 2019

We have served as the Company’s auditor since 2017.

ARSANIS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$30,754	$76,793
Grant and incentive receivables	2,859	1,608
Restricted cash	101	—
Prepaid expenses and other current assets	1,366	1,129
Total current assets	35,080	79,530
Property and equipment, net	285	421
Restricted cash	539	355
Other assets	100	948
Total assets	$36,004	$81,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$545	$1,893
Accrued expenses	4,116	5,779
Unearned income	737	694
Loans payable, net of discount	—	2,314
Total current liabilities	5,398	10,680
Loan payable, net of discount and current portion	7,894	9,922
Unearned income	1,107	1,936
Other long-term liabilities	5	9
Total liabilities	14,404	22,547
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized as of December 31, 2018 and 2017, respectively; 14,572,246 and 14,294,383 shares issued and outstanding as of December 31, 2018 and 2017, respectively	15	15
Additional paid-in capital	156,630	150,830
Accumulated other comprehensive income	241	127
Accumulated deficit	(135,286)	(92,265)
Total stockholders' equity	21,600	58,707
Total liabilities and stockholders’ equity	$36,004	$81,254

The accompanying notes are an integral part of these consolidated financial statements.

ARSANIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
License revenue	$3,500	$—	$—
Total revenue	3,500	—	—
Operating expenses:
Research and development	30,979	28,128	17,831
General and administrative	18,406	8,005	6,515
Total operating expenses	49,385	36,133	24,346
Loss from operations	(45,885)	(36,133)	(24,346)
Other income (expense):
Grant and incentive income	3,179	3,868	2,390
Interest expense	(1,039)	(2,079)	(2,515)
Interest income	809	214	—
Change in fair value of warrant liability	—	(31)	39
Change in fair value of derivative liability	—	762	1,388
Loss on extinguishment of debt	—	(462)	(35)
Other income (expense), net	(85)	(16)	104
Total other income (expense), net	2,864	2,256	1,371
Net loss	(43,021)	(33,877)	(22,975)
Accretion of redeemable convertible preferred stock to redemption value	—	(44)	(25)
Net loss attributable to common stockholders	$(43,021)	$(33,921)	$(23,000)
Net loss per share attributable to common stockholders—basic and diluted	$(3.01)	$(16.45)	$(44.79)
Weighted average common shares outstanding—basic and diluted	14,307,934	2,061,845	513,527

The accompanying notes are an integral part of these consolidated financial statements.  !

ARSANIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(43,021)	$(33,877)	$(22,975)
Other comprehensive loss:
Foreign currency translation gain (loss)	114	(707)	116
Comprehensive loss	$(42,907)	$(34,584)	$(22,859)

The accompanying notes are an integral part of these consolidated financial statements.

ARSANIS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances as of December 31, 2015	5,076,970	$29,948	513,900	$1	$372	$718	$(35,413)	$(34,322)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $87	569,946	5,413	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock in connection with the extinguishment of convertible promissory note	461,396	4,452	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	25	—	—	(25)	—	—	(25)
Stock-based compensation expense	—	—	—	—	644	—	—	644
Foreign currency translation adjustment	—	—	—	—	—	116	—	116
Net loss	—	—	—	—	—	—	(22,975)	(22,975)
Balances as of December 31, 2016	6,108,312	$39,838	513,900	$1	$991	$834	$(58,388)	$(56,562)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $208	12,340,380	39,845	—	—	—	—	—	—
Issuance of Series D redeemable convertible preferred stock in connection with the extinguishment of convertible promissory note	3,420,404	11,102	—	—	—	—	—	—
Issuance of common stock upon closing of initial public offering, net of issuance costs of $6,516	—	—	4,600,000	5	39,479	—	—	39,484
Issuance of common stock upon closing of private placement, net of issuance costs of $1,400	—	—	2,000,000	2	18,598	—	—	18,600
Accretion of redeemable convertible preferred stock to redemption value	—	44	—	—	(44)	—	—	(44)
Conversion of convertible preferred stock into common stock upon closing of initial public offering	(21,869,096)	(90,829)	7,180,483	7	90,822	—	—	90,829
Conversion of convertible preferred stock warrants into common stock warrants	—	—	—	—	78	—	—	78
Stock-based compensation expense	—	—	—	—	906	—	—	906
Foreign currency translation adjustment	—	—	—	—	—	(707)	—	(707)
Net loss	—	—	—	—	—	—	(33,877)	(33,877)
Balances as of December 31, 2017	—	$—	14,294,383	$15	$150,830	$127	$(92,265)	$58,707
Exercise of common stock options	—	—	27,226	—	177	—	—	177
Issuance of common stock under employee stock purchase plan	—	—	637	—	3	—	—	3
Issuance of restricted common stock	—	—	250,000	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,620	—	—	5,620
Foreign currency translation adjustment	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	(43,021)	(43,021)
Balances as of December 31, 2018	—	$—	14,572,246	$15	$156,630	$241	$(135,286)	$21,600

The accompanying notes are an integral part of these consolidated financial statements.

ARSANIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(43,021)	$(33,877)	$(22,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,620	906	644
Depreciation and amortization expense	155	195	285
Non-cash interest expense	804	1,773	2,307
Non-cash rent expense	—	(23)	9
Loss on extinguishment of debt	—	462	35
Change in fair value of warrant liability	—	31	(39)
Change in fair value of derivative liability	—	(762)	(1,388)
Changes in operating assets and liabilities:
Grant and incentive receivables	(1,374)	(64)	152
Prepaid expenses and other assets	612	284	(2,219)
Accounts payable	(1,339)	182	1,264
Accrued expenses	(1,677)	3,290	521
Unearned income	(683)	(268)	(235)
Net cash used in operating activities	(40,903)	(27,871)	(21,639)
Cash flows from investing activities:
Purchases of property and equipment	(34)	(42)	(73)
Net cash used in investing activities	(34)	(42)	(73)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	—	40,053	5,500
Proceeds from issuance of loans payable	—	—	7,000
Proceeds from issuance of convertible promissory notes	—	4,935	5,500
Proceeds from issuance of loans under funding agreements	—	694	514
Proceeds from issuance of common stock in initial public offering	—	46,000	—
Proceeds from issuance of common stock in private placement	—	20,000	—
Proceeds from exercise of stock options	179	—	—
Repayments of loans payable	(4,667)	(2,333)	(250)
Payments of issuance costs of convertible promissory notes	—	(17)	—
Payments of issuance costs of redeemable convertible preferred stock	—	(197)	(87)
Payments of issuance costs of loans payable	—	—	(30)
Payments of initial public offering costs	(43)	(6,473)	—
Payments of private placement costs	—	(1,400)	—
Net cash provided by (used in) financing activities	(4,531)	101,262	18,147
Effect of exchange rate changes on cash	(286)	370	(103)
Net increase (decrease) in cash, cash equivalents and restricted cash	(45,754)	73,719	(3,668)
Cash, cash equivalents and restricted cash at beginning of period	77,148	3,429	7,097
Cash, cash equivalents and restricted cash at end of period	$31,394	$77,148	$3,429
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$—	$2
Initial public offering costs included in accounts payable and accrued expenses	$—	$43	$—
Issuance of redeemable convertible preferred stock upon extinguishment of convertible promissory notes	$—	$11,102	$4,452
Derivative liability in connection with issuance of convertible promissory notes	$—	$403	$3,929
Extinguishment of convertible promissory notes	$—	$8,405	$2,677
Extinguishment of derivative liability in connection with extinguishment of convertible promissory notes	$—	$2,234	$1,741
Issuance of warrants in connection with issuance of loans payable	$—	$—	$60
Conversion of redeemable convertible preferred stock warrants into common stock warrants	$—	$78	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$90,829	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$44	$25

The accompanying notes are an integral part of these consolidated financial statements.

 ARSANIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

Arsanis, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on August 2, 2010, and is headquartered in Waltham, Massachusetts. The Company is a clinical-stage biopharmaceutical company that has historically focused on applying monoclonal antibody, or mAb, immunotherapies to address serious infectious diseases. The Company possesses a deep understanding of the pathogenesis of infection, paired with access to what the Company believes to be some of the most advanced mAb discovery techniques and platforms available today. The Company’s pipeline is comprised of mAbs targeting multiple serious bacterial and viral pathogens, including Staphylococcus aureus (“S. aureus”) and respiratory syncytial virus (“RSV”).

On June 28, 2018, the Company announced the discontinuation of its Phase 2 clinical trial of ASN100 for the prevention of      S. aureus pneumonia in high-risk, mechanically ventilated patients following the completion of a planned interim analysis of unblinded trial data for 118 patients by an independent data review committee, or DRC. Based on the results of this analysis, the DRC determined that the trial was futile, meaning that it was not likely to meet its primary end-point upon completion, and recommended that trial enrollment be discontinued. During the third quarter of 2018, the Company completed follow-up visits on patients dosed in the trial per the study protocol, and during the fourth quarter of 2018, the Company completed its analysis of the complete dataset from the 154 patients that were enrolled in the trial. The Company is currently exploring potential collaborations or out-licensing opportunities for the potential continued development of ASN100.

Following its discontinuation of ASN100 clinical development, in August 2018 the Company announced that it was considering strategic options that may potentially result in changes to its business strategy and future operations and the Company’s board of directors approved a reduction in workforce to reduce operating costs and better align its workforce with the needs of its business following its discontinuation of the clinical development of ASN100. As part of the planned reduction in workforce, the Company eliminated 28 positions across the company, representing approximately 65% of its workforce, through March 1, 2019.

On November 26, 2018, the Company and X4 Pharmaceuticals, Inc. (“X4”) have entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), pursuant to which a wholly owned subsidiary of the Company will merge with and into X4, with X4 continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Company expects to devote significant time and resources to completion of the Merger. However, there can be no assurance that such activities will result in the completion of the Merger. Further, the completion of the Merger ultimately may not deliver the anticipated benefits or enhance shareholder value.

The Company has devoted substantially all of its resources to building its business to support discovery, research and development activities for its programs. The Company does not have any products approved for sale and has not generated any revenue from product sales.

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2018, the Company had an accumulated deficit of $135.3 million. During the year ended December 31, 2018, the Company incurred a net loss of $43.0 million and used $40.9 million of cash in operations. The Company expects to continue to generate operating losses for the foreseeable future. Based on its current operating plan, the Company expects that its cash and cash equivalents of $30.8 million as of December 31, 2018, will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the issuance date of these financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. The Company will seek additional funding through public or private financings, debt financing, license agreements or government grants. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Principles of Consolidation

The consolidated financial statements include the accounts of Arsanis, Inc. and its wholly owned subsidiary, Arsanis Biosciences GmbH, which was incorporated in Vienna, Austria. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency and Currency Translation

The functional currency for Arsanis Biosciences GmbH, is the Euro. Assets and liabilities of Arsanis Biosciences GmbH are translated into United States dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as a component of accumulated other comprehensive income. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the consolidated statements of operations as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market funds. Cash equivalents are reported at fair value.

Restricted Cash

The Company maintains letters of credit for the benefit of the landlords in connection with the Company’s office, laboratory, parking and storage space leases in Waltham, MA and Vienna, Austria and another letter of credit in connection with the Company’s corporate credit cards. As of December 31, 2018, short term restricted cash consisted of a letter of credit related to the Company’s lease of its corporate facility at 890 Winter Street, Waltham, MA and a letter of credit related to the Company’s corporate credit cards of approximately $51,000 and $50,000, respectively. The Company had no short term restricted cash as of December 31, 2017.

As of December 31, 2018, long term restricted cash consisted of letters of credit related to the Company’s leases of office, laboratory, parking and storage space lease in Vienna, Austria, which expires on April 30, 2021, and its new corporate headquarters at 950 Winter Street, Waltham, MA, which expires on December 31, 2023, of approximately $0.3 million and $0.3 million, respectively. As of December 31, 2017, long term restricted cash consisted of a letter of credit related to the Company’s lease on prior corporate headquarters, which expired on January 31, 2019, of approximately $0.4 million.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Property and Equipment

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets. As of December 31, 2018 and 2017, the Company’s property and equipment consisted of laboratory and office equipment, computer equipment and software, furniture and fixtures and leasehold improvements. Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets as follows:

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, the Company has not recognized any impairment losses on long-lived assets.

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

The carrying values of cash equivalents, other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s loans received under the funding agreements with Österreichische Forschungsförderungsgesellschaft mbH (“FFG”) approximates their fair value because the Company records imputed interest expense based on rates that approximate market rates of interest as of the issuance date of each FFG loan.

Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s singular current focus is on applying mAb therapies to address serious infectious diseases.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective transition method. The modified retrospective method requires that the cumulative effect of initially applying ASC 606 be recognized as an adjustment to the opening balance of retained earnings or accumulated deficit of the annual period that includes the date of initial application. The Company did not have any arrangements that were in the scope of ASC 606 on January 1, 2018 and thus there was no impact to the consolidated financial statements as a result of the adoption. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

Once a contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of its arrangements.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method.

License Revenue

The Company enters into out-licensing agreements that are within the scope of Topic 606. The terms of such out-license agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities, and typically include payment of one or more of the following: non-refundable up-front license fees and exclusivity fees related to customer options. Nonrefundable up-front license fees are recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit, which is generally at the inception of the arrangement. Exclusivity fees are recognized as revenue when the performance obligation to which the customer option has been allocated has been satisfied.

Government Contracts, Grant Agreements and Incentive Programs

The Company recognizes proceeds received from the FFG grants, research and development incentives from the Austrian government and the grant agreements with the Bill & Melinda Gates Foundation (the “Gates Foundation”) as other income, rather than as revenue, in the consolidated statements of operations because the corresponding agreements contain no specified performance obligations other than to conduct research on a particular program or in a particular field and contain no obligations to deliver specified products or technology.

Income from grants and incentives is recognized in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under the funding agreements with FFG and for proceeds under the research and development incentive program from the Austrian government, the Company recognizes grant and incentive income in an amount equal to the qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage. For grants received under the grant agreements with the Gates Foundation, the Company recognizes grant income in an amount equal to the qualifying expenses incurred in each period, up to the amount previously funded by the Gates Foundation.

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

Research and Development Costs

The Company expenses all costs incurred in performing research and development activities. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs, depreciation, third-party license fees, and external costs of outside vendors engaged to conduct clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2018, comprehensive loss included $0.1 million of foreign currency translation gain adjustments. For the years ended December 31, 2017 and 2016, comprehensive loss included $0.7 million of foreign currency translation loss adjustments and $0.1 million of foreign currency translation gain adjustments, respectively.

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

Net Income (Loss) per Share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares during the years ended December 31, 2017 and 2016 that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, options to purchase common stock, unvested restricted stock, redeemable convertible preferred stock, warrants to purchase common stock and warrants to purchase redeemable convertible preferred stock are considered potential dilutive common shares.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The FASB also issued several amendments and updates to the new revenue standard (collectively, “Topic 606”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which further clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments in this update reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments in this update also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in ASU 2014-09 is retrospectively applied. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09. The Company adopted this guidance, effective January 1, 2018, and its adoption had no impact on the Company’s financial position, results of operations or cash flows as the Company did not have any arrangements that were in the scope of ASC 606 on January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 (Accounting Standards Codification (“ASC”) (Topic 842) supersedes the previous leases standard, ASC 840, Leases. The standard is effective for public entities for annual periods beginning after December 15, 2018 including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new leasing standard on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. The Company is in the process of completing its review of its existing lease agreements under ASC 842 and does not expect the adoption of the new leasing standard to have a material impact on its financial position, results of operations or cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The Company adopted this standard on January 1, 2018. The adoption of ASU 2016-18 resulted in the

Company's cash, cash equivalents and restricted cash being included in the beginning and ending amounts for the periods shown on the statement of cash flows and was applied retroactively and reflected in the balances presented for any prior periods. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

The restricted cash as of December 31, 2018 and 2017 is held as letters of credit for the benefit of the landlords in connection with the Company’s office leases and corporate credit cards.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$30,754	$76,793
Restricted cash – current	101	—
Restricted cash – non-current	539	355
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,394	$77,148

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

In April 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (“Subtopic 310-20”). The new standard amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. Subtopic 310-20 calls for a modified retrospective application under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The new standard will be effective beginning January 1, 2019 and early adoption is permitted for public entities. The Company adopted this guidance, effective January 1, 2019, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance, effective January 1, 2019, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). This standard amends ASC 740, Income Taxes (“ASC 740”) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Cuts and Jobs Act (“Tax Act”) enactment date. This standard was effective upon issuance. The Company previously provided a provisional estimate of the effect of the Tax Act in its results of operations, cash flows and consolidated financial statements. In the fourth quarter of 2018, the Company completed its analysis to determine the effect of the Tax Act and concluded no adjustments were necessary.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance, effective January 1, 2019, and its adoption had no material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard will be effective beginning January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-13 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new standard will be effective beginning January 1, 2020 and early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact that the adoption of ASU 2018-15 will have on its consolidated financial statements.

3.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurements
	as of December 31, 2018 Using:
	Level 1	Level 3	Total
Assets:
Cash equivalents - Money Market Funds	$29,836	$—	$29,836
	$29,836	$—	$29,836

	Fair Value Measurements
	as of December 31, 2017 Using:
	Level 1	Level 3	Total
Assets:
Cash equivalents - Money Market Funds	$70,891	$—	$70,891
	$70,891	$—	$70,891

There were no changes to the valuation methods during the years ended December 31, 2018 and 2017. There were no transfers within the fair value hierarchy during the years ended December 31, 2018 and 2017.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid clinical trial costs	$—	$257
Prepaid directors' and officers' and other corporate insurance	1,007	524
Prepaid other	359	348
	$1,366	$1,129

5.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Laboratory and office equipment	$1,676	$1,739
Furniture and fixtures	402	419
Leasehold improvements	298	297
Computer equipment and software	180	189
	2,556	2,644
Less: Accumulated depreciation and amortization	(2,271)	(2,223)
	$285	$421

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $0.2 million, $0.2 million and $0.3 million, respectively.

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued clinical trial costs	$294	$2,317
Accrued compensation and benefits	2,522	2,454
Accrued professional fees	1,156	510
Accrued other	144	498
	$4,116	$5,779

Accrued Clinical Trial Costs

In connection with the Company’s decision to discontinue the Phase 2 clinical trial for ASN100, spending and activities related to ASN100 significantly declined and the Company does not expect to incur material costs for this program in 2019.

Restructuring Costs

On August 10, 2018, the Company’s board of directors approved a reduction in workforce to reduce operating costs and better align the Company’s workforce with the needs of its business following the Company’s discontinuation of the clinical development of ASN100. As part of this reduction in workforce, the Company eliminated 28 positions across the company, representing approximately 65% of its workforce, through March 1, 2019.

Between August 2018 and November 2018, the Company’s board of directors approved employee retention arrangements to incentivize certain employees to remain with the Company through early 2019.

The Company currently estimates that it will incur total expenses relating to the reduction in workforce of approximately $5.9 million, which is comprised of employee severance and retention payments. The Company records these charges in accordance with

ASC 420, Exit or Disposal Cost Obligations. During the year ended December 31, 2018, the Company recorded severance and retention expense of approximately $3.5 million related to the reduction in workforce. The Company expects to record the remaining $2.4 million of severance and retention expense during the first quarter of 2019.

The following table summarizes the Company’s restructuring activities for the year ended December 31, 2018, which is included in accrued compensation and benefits as a component of accrued expenses on the Company's consolidated balance sheet as of December 31, 2018 (in thousands):

December 31,
2018
Employee severance benefits	$1,648
Employee retention benefits	1,886
Payments	(1,539)
Total	$1,995

7.	Collaboration, License and Funding Arrangements

Adimab Collaboration Agreement

In May 2011, the Company entered into a collaboration agreement with Adimab, LLC (“Adimab”), a related party (see Note 17) (as amended, and together with certain applicable option exercise letters the Company has sent to Adimab, the “Adimab Collaboration Agreement”). Under the Adimab Collaboration Agreement, the Company and Adimab were required to use reasonable efforts to conduct certain research, which was funded by the Company, to discover and optimize antibodies directed against targets selected by the Company. With respect to each target that was the subject of the research, the Company had an exclusive option to obtain, with respect to a specified number of antibodies directed against such target and discovered or optimized by Adimab, (i) ownership of certain patent rights relating to such antibodies and (ii) exclusive and non-exclusive licenses in a specified field, with the right to grant sublicenses, under certain patent rights and know-how.

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

During the years ended December 31, 2018, 2017 and 2016, the Company recognized research and development expense of $0, $0, and less than $0.1 million, respectively, under the Adimab Collaboration Agreement.

Adimab Option and License Agreement

In February 2017, the Company entered into an option and license agreement with Adimab, a related party (the “Adimab Option Agreement”). Under the Adimab Option Agreement, Adimab has provided to the Company certain proprietary antibodies against respiratory syncytial virus (“RSV antibodies”) for its evaluation during a specified option period and has granted the Company an exclusive, non-sublicensable license in a specified field under certain Adimab patent rights and know-how during the option period. Under the Adimab Option Agreement, the Company has an exclusive option, exercisable during the option period upon payment of an option fee to Adimab, to require Adimab to assign to the Company all rights in up to a specified number of RSV antibodies selected by the Company and certain patent rights owned by Adimab that cover these antibodies, and to obtain from Adimab a non-exclusive license in a specified field, with the right to grant sublicenses, under certain other patent rights and know-how owned by Adimab.

If the Company exercises its option under the Adimab Option Agreement, the Company is required to use commercially reasonable efforts to develop and commercialize at least one product based on a licensed RSV antibody in major markets and is obligated to pay Adimab an option fee of $0.3 million and make future milestone payments upon the achievement of specified clinical and regulatory milestones in the aggregate amount of up to $24.4 million. The Company is obligated to pay Adimab royalties at a mid single-digit percentage of net sales of products based on the initial RSV antibodies (including modified or derivative forms of those antibodies created by or for the Company) by the Company or any of its affiliates, licensees or sublicensees, regardless of whether these products practice any of the assigned or licensed patents or know-how. If the Company materially breaches these diligence obligations, Adimab will have the right to terminate the Adimab Option Agreement.

The Company has no payment obligations under the Adimab Option Agreement with respect to sales of products based on licensed RSV antibodies to the extent they are sold at cost in developing countries under the February 2017 Gates Foundation grant agreement, as amended and restated in August 2018, and the August 2018 Gates Foundation grant agreement (which are described in further detail below). However, if such products are sold in developing countries for an amount that exceeds cost, then the amount of such excess will be subject to the royalty payment obligations described in the preceding paragraph.

If the Company does not exercise its option, the Adimab Option Agreement will expire on the Company’s achievement of specified preclinical milestones under the grant agreements with the Gates Foundation, but in any event no later than mid-2019. If the Company does exercise its option, the Adimab Option Agreement will expire on the last-to-expire royalty term (defined, on a product-by-product and country-by-country basis, as the period ending on the later of twelve years after the first commercial sale of such product in such country and the expiration of the last of a specified set of patents and patent applications covering such product in such country) for any and all products for which the Company is obligated to pay Adimab royalties under the Adimab Option Agreement. The Company has the right to terminate the Adimab Option Agreement for any reason by providing Adimab with a specified amount of prior written notice. Adimab has the right to terminate the Adimab Option Agreement if the Company materially breaches the agreement and fails to cure such breach within a specified cure period, including for the Company’s failure to use commercially reasonable efforts to develop and commercialize at least one product based on a licensed RSV antibody in major markets. If Adimab terminates the Adimab Option Agreement for the Company’s breach, if the Company terminates the agreement for convenience or if the agreement expires before the Company exercises its option, then the Company must return or destroy certain know-how, including all initial RSV antibodies, and all modified or derivative forms of those antibodies, in its possession other than those for which the Company has made all payments required under the Adimab Option Agreement, assign certain patents covering certain RSV antibodies to Adimab, grant Adimab a non-exclusive, royalty-free license under certain other patents, and grant Adimab a time-limited right of first negotiation to obtain an exclusive license to certain patents and know-how and the transfer and assignment of certain regulatory filings and approvals and other related assets related to products based on licensed RSV antibodies. Certain of the Company’s payment obligations relating to specified products and patents arising from the agreement survive expiration or termination of the agreement.

During the years ended December 31, 2018 and 2017, the Company recognized research and development expense of $0.1 million and $0.1 million, respectively, in connection with the Adimab Option Agreement, which consisted of reimbursement for services performed by Adimab.

February 2017 Grant Agreement and August 2018 Amended and Restated Gates Foundation Grant Agreement

In February 2017, the Company entered into a grant agreement with the Gates Foundation, a related party, under which the Gates Foundation agreed to provide the Company up to $9.3 million to conduct preclinical development of monoclonal antibodies for the prevention of RSV infection in newborns (the “RSV project”).

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

During the years ended December 31, 2018 and 2017, the Company recognized grant income of $0 and $1.6 million, respectively, under the grant agreement with the Gates Foundation upon incurring qualifying expenses. As of December 31, 2018 and 2017, there were no amounts recorded as unearned income under the grant agreement with the Gates Foundation.

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

During the year ended December 31, 2018, the Company recognized grant income of $1.1 million, under the August 2018 grant agreement with the Gates Foundation upon incurring qualifying expenses. Accordingly, unearned income under the August 2018 grant agreement with the Gates Foundation was $0 as of December 31, 2018. The August 2018 grant agreement expired during the year ended December 31, 2018.

Gates Foundation Letter Agreement and Investment

In April 2017, the Company entered into a letter agreement with the Gates Foundation. In connection with the letter agreement, the Gates Foundation purchased 2,464,799 shares of the Company’s Series D redeemable convertible preferred stock (the “Series D preferred stock”), which converted into 722,179 shares of the Company’s common stock in connection with the IPO after giving effect to a one-for-3.4130 reverse-stock-split. The Company committed to use the proceeds of $8.0 million from the investment by the Gates Foundation solely to advance the development of a specified monoclonal antibody program that involves the monoclonal antibodies ASN-1, ASN-2 and ASN-3 and the Company’s product candidate, ASN100. Under the letter agreement, in addition to the initial project funded by the Gates Foundation with its initial investment, the Company also agreed to conduct up to four additional projects to be proposed and to be funded by the Gates Foundation.

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

During the years ended December 31, 2018 and 2017, the Company incurred qualifying expenses of $0 and $8.0 million, respectively, under the letter agreement with the Gates Foundation.

Funding Agreements with FFG

Between September 2011 and March 2017, the Company entered into a series of funding agreements with FFG that provided for loans and grants to fund between 50% and 70% of qualifying research and development expenditures of the Company’s subsidiary in Austria on a project-by-project basis, as approved by FFG.

FFG Grants

For grants under the funding agreements with FFG, the Company recognized grant income of $0 million, $0.2 million and $0.6 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, the Company recorded grant receivables from FFG of $0.1 million and $0.1 million, respectively, for qualifying expenses incurred that were reimbursable under the funding agreements. As of December 31, 2018 and 2017, there were no amounts recorded as unearned income in connection with the FFG grants.

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

The Company recognized grant income of $0.7 million, $0.6 million and $0.4 million during the years ended December 31, 2018, 2017, and 2016, respectively, related to the recognition of the unearned income recorded for the imputed benefit of FFG loans at below-market interest rates. Unearned income (current) related to the imputed benefit of FFG loans at below-market interest rates was $0.7 million and $0.7 million as of December 31, 2018 and 2017, respectively, and unearned income (non-current) related to such benefit was $1.1 million and $1.9 million as of December 31, 2018 and 2017, respectively.

Research and Development Incentive

The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses incurred by the Company’s subsidiary in Austria. Under the program, the reimbursement rate for qualifying research and development expenses incurred by the Company through its subsidiary in Austria was 14%, 12% and 12% for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company recognized incentive income of $1.4 million, $1.4 million and $1.4 million during the years ended December 31, 2018, 2017 and 2016, respectively, in connection with the Austrian research and development incentive program. As of December 31, 2018 and 2017, the Company recorded receivables for amounts due under the program of $2.7 million and $1.5 million, respectively, which amounts were included in grant and incentive receivables in the consolidated balance sheet.

8.	Loans Payable

The aggregate principal amount of debt outstanding as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Term loans under 2012 Loan Agreement	$—	$4,667
FFG Loans	9,738	10,225
	$9,738	$14,892

Current and non-current debt obligations reflected in the consolidated balance sheets as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Current liabilities:
Term loans under 2012 Loan Agreement	$—	$2,333
FFG loans	—	—
Unamortized debt discount	—	(19)
Loans payable, net of discount	—	2,314
Non-current liabilities:
Term loans under 2012 Loan Agreement	$—	$2,334
FFG loans	9,738	10,225
Unamortized debt discount	(1,844)	(2,637)
Loans payable, net of discount and current portion	7,894	9,922
Total loans payable, net of discount	$7,894	$12,236

2012 Loan Agreement

On December 7, 2012, the Company entered into a loan and security agreement (the “2012 Loan Agreement”) with Silicon Valley Bank (“SVB”), and borrowed an aggregate of $2.5 million in two separate tranches: $0.5 million in December 2012 and $2.0 million in February 2013.

On February 19, 2016, the Company entered into the First Amendment to the 2012 Loan Agreement (the “First Amendment”). The First Amendment provided for two additional advances not to exceed, in the aggregate, $3.5 million, with each advance being for a minimum of $0.5 million, and total borrowings under the 2012 Loan Agreement not to exceed $7.0 million. The Company borrowed the full $7.0 million available in two separate tranches: $3.5 million in February 2016, and $3.5 million in August 2016. Following the August 2016 borrowing, no additional amounts remained available for borrowing under the 2012 Loan Agreement.

In connection with the 2012 Loan Agreement, between December 2012 and August 2016, the Company issued to SVB warrants to purchase an aggregate of 11,013 shares of Series A-2 redeemable convertible preferred stock (the “Series A-2 preferred stock”) at an exercise price of $4.54 per share and warrants to purchase an aggregate of 14,502 shares of Series B redeemable convertible preferred stock (the “Series B preferred stock”) at an exercise price of $7.24 per share. The warrants became exercisable in connection with the Company’s borrowings under the 2012 Loan Agreement and are fully exercisable. The warrant to purchase shares of Series A-2 preferred stock expires on December 6, 2022, and the warrant to purchase shares of Series B preferred stock expires on February 18, 2026.

Upon the closing of the IPO in November 2017, the Series A-2 warrants converted into common stock warrants to purchase up to 3,940 shares of common stock at an exercise price of $12.70 per share. The Series B warrants converted into common stock warrants to purchase up to 6,474 shares of common stock at an exercise price of $16.22 per share. At December 31, 2018, these warrants to purchase up to 3,940 shares of common stock at an exercise price of $12.70 and 6,474 shares of common stock at an exercise price of $16.22 remained outstanding.

Borrowings under the 2012 Loan Agreement bore interest at a rate per annum equal to the greater of 3.25% and The Wall Street Journal prime rate, in each case minus 0.25%; provided, however, that in an event of default, as defined in the 2012 Loan Agreement, the interest rate applicable to borrowings under the agreement would be increased by 4.0%.

The Company was required to make monthly interest-only payments through December 1, 2016 and was required to make equal monthly payments of principal as well as accrued interest from January 1, 2017 through December 1, 2019, when all unpaid principal and interest would become due and payable. The Company had the right to voluntarily prepay all, but not less than all, of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee, which ranged from 1% to 2% of the outstanding principal if paid prior to February 19, 2018, which was the second anniversary of the First Amendment effective date. The prepayment fee was 0% subsequent to the second anniversary of the First Amendment effective date. A final payment of $0.4 million was due upon the earlier to occur of the maturity of the loan or the prepayment of all outstanding principal.

Borrowings under the 2012 Loan Agreement were collateralized by a pledge of substantially all of the Company’s assets other than intellectual property, including 65% of the outstanding capital stock of the Company’s subsidiary in Austria. The 2012 Loan Agreement contained customary affirmative and negative covenants, including restrictions on the Company’s ability to pay dividends and encumber the Company’s intellectual property, but did not contain any financial covenants.

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

The Company recognized interest expense under the 2012 Loan Agreement, as amended, of $0.3 million, $0.4 million and $0.3 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, the unamortized debt discount was $0 and less than $0.1 million, respectively.

FFG Loans

In connection with the funding agreements with FFG, the Company received loans from FFG. Loans from FFG were made on a project-by-project basis and had an aggregate principal amount outstanding of $9.7 million and $10.2 million as of December 31, 2018 and 2017, respectively. Amounts due under the FFG loans bear interest at rates ranging from 0.75% to 2.0% per annum. As of December 31, 2018, before giving effect to the Settlement Agreement (as defined below), the loans matured at various dates between June 2020 and March 2023. Interest on amounts due under the loans is payable semi-annually in arrears, with all principal and remaining accrued interest due upon maturity.

In addition, the Company has recorded a discount to the carrying value of each FFG loan for the portion of the loan proceeds allocated to grant funding, which is being amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2018 and 2017, the unamortized debt discount related to FFG loans was $1.8 million and $2.6 million, respectively.

The Company recognized interest expense of $0.8 million, $0.7 million and $0.5 million during the years ended December 31, 2018, 2017 and 2016, respectively, related to the FFG loans. There were no principal payments due or paid under the FFG loans during the years ended December 31, 2018, 2017 and 2016.

In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG loans are not secured by any of the Company’s assets.

As of December 31, 2018, the aggregate minimum future principal payments due in connection with the FFG loans are summarized as follows (in thousands):

Year Ending December 31,
2019	$—
2020	4,948
2021	3,931
2022	859
2023	—
$9,738

FFG Settlement

On February 4, 2019, the Company and its wholly owned subsidiary, Arsanis Biosciences GmbH, received letters from counsel to FFG (see Note 20) alleging that they breached reporting, performance and other obligations in connection with the grants and loans made by FFG to Arsanis Biosciences GmbH between September 2011 and March 2017 to fund qualifying research and development expenditures (collectively, the “Subsidies”).

The letters demanded the immediate repayment of all Subsidies, totaling approximately EUR 18.1 million ($20.4 million, based on an exchange rate of US$1.12 per EUR 1.00 on March 7, 2019), on or before February 19, 2019. The repayment amount consisted of approximately EUR 7.2 million ($8.1 million) for the reimbursement of grants previously received by the Company, approximately EUR 8.5 million ($9.6 million) for the repayment of outstanding loan principal and approximately EUR 2.4 million ($2.7 million) for assessed interest (collectively, the “FFG Demands”). FFG reserved all rights and remedies in connection with the Subsidies.

The Company is party to a series of Patronatserklärung (“parent-company support letters”) for the benefit of Arsanis Biosciences GmbH under Austrian law, pursuant to which the Company has agreed to take certain steps including, in some instances, to maintain the ability of Arsanis Biosciences GmbH to pay its debts and liabilities, or to enable Arsanis Biosciences GmbH to meet its obligations and to prevent Arsanis Biosciences GmbH from becoming insolvent, subject to the terms and conditions set forth in the parent-company support letters.

On March 8, 2019, the Company, Arsanis Biosciences GmbH, X4 and Artemis AC Corp. (“Merger Sub”), a wholly owned subsidiary of the Company, entered into a settlement agreement (the “Settlement Agreement”) with FFG in respect of the FFG Demands (see Note 20).

As the Company believes it was not in breach of its reporting, performance and other obligations as set forth by FFG, which resulted in FFG’s demand for the immediate repayment of all Subsidies, the Company did not present such repayment amounts as current on the consolidated balance sheet for the year ended December 31, 2018.

9.	Convertible Promissory Notes

2015 Notes

In December 2015, the Company issued an aggregate of $4.0 million of convertible promissory notes, or the 2015 Notes. The 2015 Notes accrued interest at a rate of 0.56% per annum, with a maturity date of December 16, 2016, unless earlier converted under the terms of the 2015 Notes. All principal and interest accrued under the 2015 Notes, totaling $4.0 million, was converted into 461,396 shares of Series C redeemable convertible preferred stock (the “Series C preferred stock”) at a price equal to 90% of the $9.65 per share in April 2016.

2016 Notes

In April 2016, the Company issued an aggregate of $5.5 million of convertible promissory notes, or the 2016 Notes, which accrued interest at a rate of 0.7% per annum and had a maturity date of October 12, 2017, unless earlier converted under the terms of the 2016 Notes. All principal and interest accrued under the 2016 Notes, totaling $5.5 million, was automatically converted into 1,896,297 shares of Series D preferred stock at a price equal to 90% of $3.2457 per share in April 2017.

2017 Notes

In January 2017, the Company issued an aggregate of $4.9 million of convertible promissory notes, or the 2017 Notes. The 2017 Notes accrued interest at a rate of 0.96% per annum, with a maturity date of October 12, 2017, unless earlier converted under the terms of the 2017 Notes. All principal and interest accrued under the 2017 Notes, totaling $4.9 million, was automatically converted into 1,524,107 shares of Series D preferred stock at a price equal to $3.2457 per share in April 2017.

There were no outstanding convertible promissory notes as of December 31, 2018 and 2017.

10.	Redeemable Convertible Preferred Stock

Series A-1 Redeemable Convertible Preferred Stock

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

Series A-2 Redeemable Convertible Preferred Stock

In January 2011, the Company issued and sold 2,114,538 shares of Series A-2 preferred stock, at a price of $4.54 per share, for proceeds of $9.6 million, net of issuance costs of $8,000.

Series B Redeemable Convertible Preferred Stock

In July 2013, the Company issued and sold 1,795,580 shares of Series B preferred stock, at a price of $7.24 per share, for proceeds of $12.9 million, net of issuance costs of $68,000.

In May 2015, the Company issued and sold an additional 966,851 shares of Series B preferred stock, at a price of $7.24 per share, for proceeds of $7.0 million, net of issuance costs of $12,000.

Series C Redeemable Convertible Preferred Stock

In April 2016, the Company issued and sold 569,946 shares of Series C preferred stock, at a price of $9.65 per share, for proceeds of $5.4 million, net of issuance costs of $0.1 million. In addition, in connection with the issuance and sale of the Company’s Series C preferred stock, all outstanding principal and accrued interest under the 2015 Notes was automatically converted into an aggregate of 461,396 shares of Series C preferred stock.

Series D Redeemable Convertible Preferred Stock

In April 2017, the Company issued and sold 10,799,880 shares of Series D preferred stock, at a price of $3.2457 per share, for proceeds of $34.8 million, net of issuance costs of $0.2 million. In addition, in connection with the Company’s issuance and sale of Series D preferred stock, all of the outstanding principal and accrued interest under the 2016 Notes and 2017 Notes were automatically converted into an aggregate of 1,896,297 shares and 1,524,107 shares, respectively, of Series D preferred stock.

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

Conversion to Common Stock

Upon the closing of the IPO, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 7,180,483 shares of common stock. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

11.	Common Stock

As of December 31, 2018 and 2017, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.001 per share.

As of December 31, 2018, each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to remove directors of the Company for cause by vote of at least 75% of the votes that all of the Company’s stockholders would be entitled to cast in an annual election of the directors. In addition, the Company’s bylaws establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of stockholders, including proposed nominations of candidates for election to the Company’s board of directors. Stockholders at an annual meeting may only consider proposals or nominations specified in the notice of meeting or brought before the meeting by or at the direction of the Company’s board of directors, or by a stockholder of record on the record date for the meeting who is entitled to vote at the meeting and who has delivered timely written notice in proper form to the Company’s secretary of the stockholder’s intention to bring such business before the meeting. Common stockholders are also entitled to receive dividends, as may be declared by the board of directors, if any. Through December 31, 2018, no dividends have been declared or paid.

As of December 31, 2018 and 2017, the Company had reserved 2,731,203 shares and 2,187,252 shares of common stock, respectively, for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan and the exercise of outstanding warrants to purchase shares of common stock.

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

The 2017 Plan is administered by the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant and the term of stock options may not be greater than 10 years. Stock options awarded under the 2017 Plan expire 10 years after the grant date, unless the board of directors sets a shorter term. Vesting periods for awards under the 2017 Plan are determined at the discretion of the board of directors. Incentive stock options granted to employees and restricted stock awards granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. Non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over three or four years.

Shares that are expired, terminated, surrendered or canceled under the 2017 Plan without having been fully exercised will be available for future awards. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

2017 Employee Stock Purchase Plan

The Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) provides participating employees with the opportunity to purchase shares of the Company’s common stock at defined purchase prices over six month offering periods. A total of 219,748 shares were initially reserved for issuance under the 2017 ESPP. The number of shares of common stock reserved for issuance under this plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through January 1, 2029, in an amount equal to the lowest of 512,745 shares of the Company’s common stock, 2% of the number of shares of the Company’s common stock outstanding on January 1 of each year and an amount determined by the Company’s board of directors. During the year ended December 31, 2018, 637 shares of common stock were issued under the 2017 ESPP.

Stock Option Valuation

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.72%	1.96%	1.26%
Expected term (in years)	6.00	6.02	5.80
Expected volatility	77.4%	75.7%	75.3%
Expected dividend yield	0%	0%	0%

The Company recorded stock-based compensation expense for options granted to employees and directors of $5.6 million, $0.9 million and $0.6 million during the years ended December 31, 2018, 2017, and 2016, respectively.

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to non-employees in 2016 were as follows, presented on a weighted average basis:

Year Ended December 31,
2016
Risk-free interest rate	2.08%
Expected term (in years)	8.82
Expected volatility	77.8%
Expected dividend yield	0%

The Company did not grant any stock options to non-employees during the years ended December 31, 2018 and 2017. The Company recorded stock-based compensation expense for options granted to non-employees of $13,000, $7,000 and $15,000 during the years ended December 31, 2018, 2017 and 2016, respectively.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2017 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2017	1,403,119	$6.26	8.81	$9,128
Granted	829,500	17.19
Exercised	(27,226)	6.51
Forfeited	(262,003)	12.11
Outstanding as of December 31, 2018	1,943,390	$10.13	8.00	$49
Options exercisable as of December 31, 2018	1,053,481	$8.26	7.27	$49
Options unvested as of December 31, 2018	889,909	$12.35	8.86	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $11.77, $3.62 and $6.02, respectively.

The total fair value of options vested during the year ended December 31, 2018 was $4.5 million, of which approximately $2.5 million relates to the modification of awards of the Company’s former President and Chief Executive Officer and Chief Scientific Officer. The total fair value of options vested during the years ended December 31, 2017 and 2016 was $0.8 million and $0.5 million, respectively.

Restricted Common Stock

The Company has granted restricted common stock with time-based vesting conditions. The exercise price of the restricted stock awards is determined by the board of directors. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The Company has the option to repurchase the restricted stock awards at the original purchase price if the grantee terminates its working relationship with the Company prior to the stock becoming vested. The following table summarizes the Company’s restricted common stock activity:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested restricted common stock as of December 31, 2017	—	—
Issued	250,000	$4.12
Vested	—	—
Unvested restricted common stock as of December 31, 2018	250,000	$4.12

The total expense related to employee and non-employee restricted stock for the years ended December 31, 2018, 2017, and 2016 was approximately $25,000, $0 and $1,000, respectively.

As of December 31, 2018, the Company had unrecognized stock‑based compensation expense related to its employee and non‑employee unvested restricted stock awards of $1.0 million which is expected to be recognized over a remaining weighted average vesting period of 3.9 years.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock option awards, restricted common stock awards and the 2017 ESPP are classified in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development expenses	$1,079	$329	$294
General and administrative expenses	4,541	577	350
	$5,620	$906	$644

As of December 31, 2018 and 2017, total unrecognized compensation cost related to the unvested stock option awards, restricted common stock awards and the 2017 ESPP was $7.2 million and $4.0 million, respectively, which is expected to be recognized over weighted average periods of 2.78 years and 2.76 years, respectively.

13.	License Revenue

Janssen License and Option Agreement

On December 12, 2018, the Company entered into a patent license and option agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), (the “Janssen License and Option Agreement”). Pursuant to the Janssen License and Option Agreement, the Company granted to Janssen (i) a non-exclusive license to specified patents in the Company’s portfolio related to the ASN200 E. coli program, and (ii) an option for Janssen to acquire these patents in the future if specified conditions are met. Janssen agreed to pay the Company $3.5 million within 15 business days after the December 12, 2018 effective date of the Janssen License and Option Agreement, in addition to a future $0.5 million payment in the event Janssen exercises its option to acquire the relevant patents. The Company received the $3.5 million payment from Janssen in December 2018.

The Company assessed this arrangement in accordance with Topic 606 and concluded that at the date of contract inception, only one performance obligation, consisting of delivery of the license which was satisfied at contract inception, was identified. Accordingly, the entire nonrefundable license fee of $3.5 million was recognized as revenue upon contract execution given there were no other unsatisfied performance obligations in the arrangement as the time of contract inception. Because the single performance obligation was previously satisfied, Janssen’s option to the relevant patents will be recognized as revenue in full in the period in which the option exercise occurs. Janssen’s option to acquire such patents are not considered probable of being achieved until specified conditions are met. As the specified conditions are not within the Company’s control or the licensee’s control, this option is constrained and excluded from the transaction price until such time the conditions are met and Janssen exercises its option to acquire the relevant patents.

14.	Income Taxes

During the years ended December 31, 2018, 2017 and 2016, the Company recorded no income tax benefits for the net operating losses incurred and research and development tax credits earned in each year or interim period, due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria.

Loss before the provision for income taxes for the years ended December 31, 2018, 2017 and 2016 consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(32,022)	$(24,618)	$(12,969)
Foreign (Austria)	(10,999)	(9,259)	(10,006)
	$(43,021)	$(33,877)	$(22,975)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	(21.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(4.5)	(3.5)	(2.8)
Foreign rate differential	(1.0)	1.6	3.2
Research and development tax credits	(0.5)	(0.4)	(1.0)
Nondeductible expenses	0.1	1.2	0.7
Uncertain tax position reserves	0.2	0.2	0.5
Stock-based compensation	0.7	0.5	0.3
Change in rates due to tax reform	—	16.5	—
Change in deferred tax asset valuation allowance	26.0	18.9	34.1
Effective income tax rate	—%	—%	—%

Net deferred tax assets as of December 31, 2018, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2018	2017	2016
Net operating loss carryforwards	$26,519	$20,216	$13,134
Research and development tax credit carryforwards	493	317	264
Start-up costs	7,755	4,350	3,917
Accrued expenses and other	1,460	850	689
Total deferred tax assets	36,227	25,733	18,004
Valuation allowance	(36,227)	(25,733)	(18,004)
Net deferred tax assets	$—	$—	$—

As of December 31, 2018, the Company had U.S. federal and state net operating loss carryforwards of $38.8 million (of which $14.5 million was generated in 2018 and has an indefinite life) and $34.9 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2031 and 2036, respectively. In addition, as of December 31, 2018, the Company had foreign net operating loss carryforwards of $64.7 million, which do not expire. As of December 31, 2018, the Company also had U.S. federal and state research and development tax credit carryforwards of $0.4 million and $0.1 million, respectively, which begin to expire in 2032 and 2031, respectively. As of December 31, 2018, uncertain tax position reserves recorded were $0.2 million for U.S. federal research and development tax credits and less than $0.1 million for state research and development tax credits.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2018, 2017 and 2016. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2018, 2017 and 2016 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Valuation allowance at beginning of year	$(25,733)	$(18,004)	$(10,367)
Increases recorded to income tax provision	(10,494)	(7,729)	(7,637)
Valuation allowance at end of year	$(36,227)	$(25,733)	$(18,004)

Changes in unrecognized tax benefits consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits at beginning of year	$192	$126	$21
Increases for tax positions taken in current year	94	66	105
Unrecognized tax benefits at end of year	$286	$192	$126

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2015 through December 31, 2017. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("Tax Reform Legislation"), which made significant changes to U.S. federal income tax law. The Company expects that certain aspects of the Tax Reform Legislation will positively impact the Company’s future after-tax earnings in the U.S., primarily due to the lower federal statutory tax rate. Set forth below is a discussion of certain provisions of the Tax Reform Legislation and the Company’s assessment of the effect of such provisions on the Company’s results of operations, cash flows and consolidated financial statements.

Beginning January 1, 2018, the Company’s U.S. income is taxed at a 21 percent federal corporate rate. Further, the Company is required to recognize the effect of this rate change on its deferred tax assets and liabilities and deferred tax asset valuation allowances in the period the tax rate change is enacted. The Company does not expect any material non-cash impact from this rate change, with adjustments to deferred tax balances offset by adjustments to deferred tax valuation allowances. Further, the Tax Reform Legislation provides for a one-time “deemed repatriation” of accumulated foreign earnings for the year ended December 31, 2017. The Company does not expect to pay U.S. federal cash taxes on the deemed repatriation due to an accumulated deficit in foreign earnings for tax purposes. The Company does not expect that its future foreign earnings will be subject to U.S. federal income tax.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued, which allowed the Company to record provisional amounts during a measurement period not to exceed beyond one year of the enactment date. As a result, the Company previously provided a provisional estimate of the effect of the Tax Act in its results of operations, cash flows and consolidated financial statements. In the fourth quarter of 2018, the Company completed its analysis to determine the effect of the Tax Act and concluded no adjustments were necessary.

15.	Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(43,021)	$(33,877)	$(22,975)
Accretion of redeemable convertible preferred stock to redemption value	—	(44)	(25)
Net loss attributable to common stockholders	$(43,021)	$(33,921)	$(23,000)
Denominator:
Weighted average common shares outstanding—basic and diluted	14,307,934	2,061,845	513,527
Net loss per share attributable to common stockholders— basic and diluted	$(3.01)	$(16.45)	$(44.79)

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

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	1,943,390	1,403,119	548,903
Restricted common stock	250,000	—	—
Redeemable convertible preferred stock (as converted to common stock)	—	—	1,789,704
Warrants to purchase common stock	10,414	10,414	—
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	—	7,475
	2,203,804	1,413,533	2,346,082

16.	Commitments and Contingencies

Lease Agreements

In November 2010, the Company entered into a lease agreement for office, laboratory, parking and storage space in Vienna, Austria (“Vienna Lease”), which expires on April 30, 2021. The Company has the option to extend the lease agreement for an additional year. The Vienna Lease includes a rent escalation clause based on an inflation index. The Company provided a security deposit of approximately $0.3 million during the year ended December 31, 2010, which is included as a component of restricted cash on the Company's consolidated balance sheet as of December 31, 2018.

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

On August 31, 2018 and in accordance with the terms of the Animal-use Lease, the Company provided the landlord with written notice that the lease agreement will terminate no later than February 28, 2019. As of March 1, 2019, the Company had vacated the animal-use facility and the Company’s Animal-use Lease agreement with the landlord was terminated.

In November 2015, the Company entered into a lease agreement for office and laboratory space in Waltham, MA (“Waltham Lease”), which expired on January 31, 2019. The Waltham Lease includes a rent escalation clause, and accordingly, rent expense is being recognized on a straight-line basis over the lease term.

In June 2018, the Company entered into a lease agreement for office space in Waltham, MA (“Lease Agreement”) with BP Bay Colony LLC (the “Lessor”). The Company amended the Lease Agreement in August 2018 (“Amended Lease Agreement”). Under the terms of the Amended Lease Agreement, the Company will relocate its Waltham, MA office to a new location with 5,711 square feet of office space as compared to the 10,290 square feet premises in the original Lease Agreement. The term of the Amended Lease Agreement commences on January 1, 2019 (the “Commencement Date”) and expires approximately five years from the Commencement Date. The Company has the option to extend the term for one additional five-year period upon the Company’s written notice to the Lessor at least nine months and no more than 12 months in advance of the extension. Base rent is approximately $0.3 million annually, accordingly, rent expense will be recognized on a straight-line basis over the lease term. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, in accordance with the terms of the Amended Lease Agreement. The Company provided a security deposit of approximately $0.3 million during the year ended December 31, 2018, which is included as a component of restricted cash on the Company's consolidated balance sheet as of December 31, 2018.

The Company recognizes rent expense over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid.

The Company recorded rent expense of $1.3 million, $1.2 million and $1.2 million during the years ended December 31, 2018, 2017, and 2016, respectively.

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of December 31, 2018 (in thousands):

Year Ending December 31,
2019	$884
2020	789
2021	438
2022	263
2023	263
$2,637

License Agreements

The Company entered into the Adimab Option Agreement in February 2017 under which it is obligated to make contingent and non-contingent payments should the Company exercise its option to obtain rights to certain RSV antibodies (see Note 5). If the Company chose to exercise its option, it would be obligated to pay Adimab an option fee of $0.3 million and make clinical and regulatory milestone payments of up to $24.4 million, as well as royalty payments on a product-by-product and country-by-country basis of a mid single-digit percentage based on net sales by the Company, its affiliates, licensees or sublicensees of products based on certain RSV antibodies during the applicable term for such product in that country. The Company may choose to exercise its option under the terms of the Adimab Option Agreement at any time on or before August 31, 2019. As of December 31, 2018 and 2017, the Company had not exercised its option under the Adimab Option Agreement.

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

As of December 31, 2018, BI and Cytovance have completed the development activities and manufacturing of ASN100 drug product, accordingly, the Company expensed all advance payments previously made to BI and Cytovance and accrued for any final payments owed. All commitments and obligations under the manufacture and supply agreements pertaining to the workorders with BI and Cytovance for the delivery of the clinical materials were met by BI, Cytovance and the Company as of December 31, 2018.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2018, 2017 or 2016.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

17.	Related Party Transactions

Agreements with Adimab, LLC

In May 2011, the Company entered into the Adimab Collaboration Agreement with Adimab. The chairman of the Company’s board of directors is a co-founder of Adimab and currently serves as Adimab’s Chief Executive Officer. During the years ended December 31, 2018, 2017 and 2016, the Company made payments to Adimab of $0, $0 and $0.1 million, respectively, under the Adimab Collaboration Agreement. During the years ended December 31, 2018, 2017 and 2016, the Company recognized research and development expense of $0, $0 and $8,000, respectively, in connection with the Adimab Collaboration Agreement. As of December 31, 2018 and 2017, no amounts were due to Adimab under the Adimab Collaboration Agreement.

In February 2017, the Company entered into the Adimab Option Agreement with Adimab. During the years ended December 31, 2018 and 2017, the Company made payments to Adimab of $0.1 million and $0.1 million, respectively, under the Adimab Option Agreement. The Company recognized $0.1 million and $0.1 million during the years ended December 31, 2018 and 2017, respectively, of research and development expense under the Adimab Option Agreement. As of December 31, 2018 and 2017, the Company owed $0 and $21,000 to Adimab under the Adimab Option Agreement.

Services and Facilities Agreement with EveliQure Biotechnologies GmbH

The Company’s wholly owned subsidiary, Arsanis Biosciences GmbH, leases office and lab space in Vienna, Austria from a third party. In February 2015, Arsanis Biosciences GmbH entered into a services and facilities agreement with EveliQure Biotechnologies GmbH (“EveliQure”) under which the Company provided certain laboratory services and sublet office and lab space to EveliQure. Tamas Henics, the husband of Eszter Nagy, the Company’s former Chief Scientific Officer, serves as Chief Scientific Officer at EveliQure.

On June 28, 2018 and in accordance with the terms of this agreement with EveliQure, the Company provided EveliQure with written notice that the services and facilities agreement will terminate and EveliQure will vacate the sublet space no later than December 31, 2018. As of December 31, 2018, the Company had vacated the office and lab space and the Company’s services and facilities agreement with EveliQure was terminated.

During the years ended December 31, 2018, 2017 and 2016, the Company received payments from EveliQure under the agreement of $0.2 million, less than $0.1 million and less than $0.1 million, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company recognized other income under the agreement of $0.1 million, $0.1 million and less than $0.1 million, respectively. As of December 31, 2018 and 2017, amounts due from EveliQure total less than $0.1 million and $0.1 million, respectively.

18.	401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made no contributions to the plan during the years ended December 31, 2018, 2017 and 2016.

19.	Selected Quarterly Financial Information (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2018 and 2017 are as follows:

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$—	$—	$—	$3,500
Operating Expenses	10,950	12,616	12,847	12,972
Net Loss	(10,630)	(12,133)	(10,900)	(9,358)
Basic and diluted net loss per common share	$(0.74)	$(0.85)	$(0.76)	$(0.65)

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Operating Expenses	$5,827	$5,644	$13,056	$11,606
Net Loss	(5,385)	(5,705)	(11,600)	(11,187)
Basic and diluted net loss per common share	$(10.49)	$(11.13)	$(22.60)	$(1.68)

20.	Subsequent Events

FFG Settlement

On February 4, 2019, the Company and its wholly owned subsidiary, Arsanis Biosciences GmbH, received letters from counsel to FFG (see Notes 2, 7 and 8) alleging that they breached reporting, performance and other obligations in connection with the grants and loans made by FFG to Arsanis Biosciences GmbH between September 2011 and March 2017 to fund qualifying research and development expenditures (collectively, the “Subsidies”).

The letters demanded the immediate repayment of all Subsidies, totaling approximately EUR 18.1 million ($20.4 million, based on an exchange rate of US$1.12 per EUR 1.00 on March 7, 2019), on or before February 19, 2019. The repayment amount consisted of approximately EUR 7.2 million ($8.1 million) for the reimbursement of grants previously received by the Company, approximately EUR 8.5 million ($9.6 million) for the repayment of outstanding loan principal and approximately EUR 2.4 million ($2.7 million) for assessed interest (collectively, the “FFG Demands”). FFG reserved all rights and remedies in connection with the Subsidies.

The Company is party to a series of Patronatserklärung (“parent-company support letters”) for the benefit of Arsanis Biosciences GmbH under Austrian law, pursuant to which the Company has agreed to take certain steps including, in some instances, to maintain the ability of Arsanis Biosciences GmbH to pay its debts and liabilities, or to enable Arsanis Biosciences GmbH to meet its obligations and to prevent Arsanis Biosciences GmbH from becoming insolvent, subject to the terms and conditions set forth in the parent-company support letters.

On March 8, 2019, the Company, Arsanis Biosciences GmbH, X4 and Artemis AC Corp. (“Merger Sub”), a wholly owned subsidiary of the Company, entered into a settlement agreement (the “Settlement Agreement”) with FFG in respect of the FFG Demands.

Pursuant to the terms of the Settlement Agreement, in exchange for FFG’s waiver of all claims against the Company and Arsanis Biosciences GmbH except for its claims for repayment of the loans and regular interest, including its waiver of claims for repayment of grants and interest exceeding regular interest, subject to compliance by the Company and Arsanis Biosciences GmbH with the terms of the Settlement Agreement, Arsanis Biosciences GmbH has agreed to repay the outstanding loan principal equal to EUR 8,505,204 ($9.5 million, based on an exchange rate of US$1.12 per EUR 1.00 on March 7, 2019) (plus regular interest accrued thereon) on an accelerated payment schedule of three years instead of five years, with the final accelerated installment due and payable on June 30, 2021. The parties have also agreed that (i) the portion of such loans to be repaid in 2019 is EUR 2,596,320 ($2.9 million, based on an exchange rate of US$1.12 per EUR 1.00 on March 7, 2019) (the “2019 Payment”) and such payment will be made on March 31, 2019, (ii) until all of the loans have been repaid and subject to other terms specified in the Settlement Agreement, a minimum cash balance equal to 70% of the then-outstanding principal amount of the loans will be maintained at Arsanis Biosciences GmbH in an account held with an Austrian bank (the “minimum cash requirement”), (iii) at least until December 31, 2021 and subject to other terms specified in the Settlement Agreement, Arsanis Biosciences GmbH will maintain a physical premises in Austria with a minimum of eight full-time equivalent employees, retain ownership rights to intellectual property (“IP”) which generated or may be generated (if any) from or in relation to the projects that are subject to the subsidy agreements with FFG in Austria, and to the extent that it licenses such IP to any third party it will receive arm’s length compensation as consideration and (iv) Arsanis Biosciences GmbH will comply with specified quarterly financial reporting obligations. The Company agreed (i) to procure the timely transfer of sufficient funds to Arsanis Biosciences GmbH to ensure the minimum cash requirement is met, (ii) to use its best efforts to enable Arsanis Biosciences GmbH to comply with specified obligations and (iii) to refrain from any instructions and measures that might endanger compliance with the specified obligations. X4 and Merger Sub agreed (i) to use commercially reasonable efforts to enable Arsanis Biosciences GmbH and the Company to comply with their above-mentioned obligations and (ii) to refrain from any instructions and measures that might endanger compliance with such specified obligations. If the Company or Arsanis Biosciences GmbH breaches specified obligations under the Settlement Agreement (and fails to cure such breach during any applicable grace period), FFG is entitled to accelerate the repayment of any outstanding loans. In addition, subject to the fulfillment of Arsanis Biosciences GmbH’s obligations and commitments under the Settlement Agreement, FFG has agreed that effective as of December 31, 2021, it will release the parties, as applicable, from all obligations and claims arising in relation to the subsidies and their commitments provided under the Settlement Agreement and under other documents in favor of Arsanis Biosciences GmbH, as in effect as of the date of the Settlement Agreement.

As the Company believes it was not in breach of its reporting, performance and other obligations as set forth by FFG, which resulted in FFG’s demand for the immediate repayment of all Subsidies, the Company did not present such repayment amounts as current on the consolidated balance sheet for the year ended December 31, 2018.

Merger Agreement Amendment

In connection with the Settlement Agreement, on March 8, 2019, the Company, Merger Sub and X4 entered into a Second Amendment to Agreement and Plan of Merger (the “Merger Agreement Amendment”) to the Merger Agreement.

Pursuant to the Merger Agreement Amendment, the Company and X4 have agreed to amend the terms of their previously announced Merger Agreement to reflect the Company’s agreement that 1/3rd of the 2019 Payment, which equals EUR 865,440 (approximately $968,600, based on an exchange rate of US$1.12 per EUR 1.00 on March 7, 2019) (the “Arsanis accelerated payment amount”), would be deducted from the Company’s “net cash” at closing (as defined in the Merger Agreement) and as a result would increase the exchange ratios for the X4 common stock and X4 preferred stock in the merger. Specifically, the Merger Agreement currently excludes the approximately EUR 8.5 million principal amount of FFG loans to Arsanis Biosciences GmbH from the deduction for unpaid indebtedness that otherwise reduces the Company’s “net cash” at closing. The Merger Agreement Amendment provides that this excluded amount (and thus “net cash”) be reduced by the Arsanis accelerated payment amount, to approximately EUR 7.6 million.

Lease Termination Agreement and Sublease Agreement

On February 26, 2019, Arsanis Biosciences GmbH entered into a lease termination agreement (the “Termination Agreement”) effective as of February 28, 2019, with Wüstenrot Marxbox GmbH & Co OG (the “Landlord”) to terminate the lease dated November 26, 2010, by and between the Landlord (as successor-in-interest to Marxbox Bauprojekt GmbH & Co. OG) and Arsanis Biosciences GmbH for its facility in Vienna, Austria (the “Lease”). The Termination Agreement was conditioned upon a new tenant, Hookipa Biotech GmbH (“Hookipa”), entering into a binding agreement to lease a portion of the premises subject to the Lease. Hookipa entered into its lease effective as of March 1, 2019.

In consideration for the termination of the Lease, Arsanis Biosciences GmbH agreed to make a lump sum payment to the Landlord in the amount of EUR 45,000 (approximately $50,600, based on an exchange rate of US$1.12 per EUR 1.00 on March 7, 2019), plus 20% value-added tax, in full satisfaction of its obligations under the Lease.

In connection with the Lease Termination Agreement, Arsanis Biosciences GmbH also entered into a sublease agreement with Hookipa, dated as of February 25, 2019, pursuant to which Arsanis Biosciences GmbH agreed to sublease approximately 400 square meters of the premises subject to the original Lease from Hookipa with a term beginning on March 1, 2019 (the “Sublease”), to be used for laboratory and office space. The Sublease has a term of two years and is terminable by Arsanis Biosciences GmbH upon three months’ notice. The monthly rent for the Sublease is approximately EUR 11,400 ($12,800, based on an exchange rate of US$1.12 per

EUR 1.00 on March 7, 2019). In addition, Arsanis Biosciences GmbH agreed to sell certain laboratory equipment and office furniture to Hookipa.