Form 10-Q
period 2020-03-31
X4 Pharmaceuticals, Inc
filed 2020-05-07
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2020, the registrant had 16,142,275 shares of common stock outstanding.

	PART I: FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS	5
	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2020 and December 31, 2019	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three Months Ended March 31, 2020 and 2019	6
	Condensed Consolidated Statements of Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Equity (unaudited) for the Three Months Ended March 31, 2020 and 2019	7
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2020 and 2019	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
Item 4.	CONTROLS AND PROCEDURES	33
	PART II: OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	34
Item 1A.	RISK FACTORS	34
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	73
Item 3.	DEFAULTS UPON SENIOR SECURITIES	73
Item 4.	MINE SAFETY DISCLOSURES	73
Item 5.	OTHER INFORMATION	73
Item 6.	EXHIBITS	73
SIGNATURES		75

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward looking statements contain these identifying words. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this report, regarding, among other things:
•the timing, progress and reporting of results of our current trials of X4P-001 (mavorixafor), including our global Phase 3 clinical trial in patients with Warts, Hypogammaglobulinemia, Infections, and Myelokathexis, or WHIM, syndrome, our Phase 1b clinical trial in combination with ibrutinib in patients with Waldenström’s macroglobulinemia, and our Phase 1b clinical trial as monotherapy in patients with Severe Congenital Neutropenia, or SCN;
•the initiation, timing, progress and results of our current and future preclinical studies and clinical trials of X4P-002 and X4P-003 or any of our other product candidates or our research and development programs that we pursue;
•our expectations regarding the impact of the ongoing coronavirus disease 2019, or COVID-19, pandemic, included the expected duration of disruption and immediate and long-term impact and effect on our business and operations;
•the diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff or independent physicians supporting the conduct of our clinical trials;
•the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic;
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
•the benefits of U.S. Food and Drug Administration, or FDA, and European Commission designations such as, including, without limitation, Fast Track, Orphan Drug and Breakthrough Therapy;
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

You should refer to the section titled “Risk Factors" in this Quarterly Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$115,054	$126,184
Accounts receivable	3,000	—
Research and development incentive receivable	416	1,998
Prepaid expenses and other current assets	3,480	1,096
Total current assets	121,950	129,278
Property and equipment, net	475	403
Goodwill	27,109	27,109
Right-of-use assets	1,803	1,959
Other assets	2,380	1,949
Total assets	$153,717	$160,698
Liabilities, Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,248	$2,088
Accrued expenses	5,786	6,461
Current portion of lease liability	916	898
Total current liabilities	7,950	9,447
Long-term debt, including accretion, net of discount and current portion	25,266	20,097
Lease liability	1,684	1,918
Other liabilities	26	16
Total liabilities	34,926	31,478
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value. 33,333,333 shares authorized as of March 31, 2020 and December 31, 2019, respectively; 16,141,868 and 16,128,862 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	16	16
Additional paid-in capital	262,076	261,367
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(143,182)	(132,044)
Total stockholders’ equity	118,791	129,220
Total liabilities and stockholders’ equity	$153,717	$160,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
License revenue	$3,000	$—
Operating expenses:
Research and development	8,911	5,655
General and administrative	4,670	4,783
Total operating expenses	13,581	10,438
Loss from operations	(10,581)	(10,438)
Other expense:
Interest income	296	69
Interest expense	(584)	(399)
Change in fair value of preferred stock warrant liability	—	(288)
Change in fair value of derivative liability	—	183
Other income	41	—
Loss on extinguishment of debt	(162)	—
Total other expense, net	(409)	(435)
Loss before provision for income taxes	(10,990)	(10,873)
Provision for income taxes	148	—
Net loss	(11,138)	(10,873)
Accruing dividends on Series A convertible preferred stock	—	(592)
Net loss attributable to common stockholders	$(11,138)	$(11,465)
Net loss per share attributable to common stockholders—basic and diluted	$(0.56)	$(6.67)
Weighted average common shares outstanding—basic and diluted	20,014	1,718

Net loss	$(11,138)	$(10,873)
Currency translation adjustments	—	23
Total comprehensive loss	$(11,138)	$(10,850)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	16,128,862	$16	$261,367	$(119)	$(132,044)	$129,220
Exercise of stock options	13,006	—	96			96
Stock-based compensation expense			613			613
Net loss					(11,138)	(11,138)
Balance at March 31, 2020	16,141,868	16	262,076	(119)	(143,182)	118,791

	Series Seed, A and B Convertible Preferred		Redeemable Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	40,079,567	$64,675	107,364	$734	351,652	—	$2,151	—	$(79,237)	$(77,086)
Conversion of redeemable common stock into common stock			(107,364)	(734)	107,364	1	733			734
Conversion of convertible preferred shares into common stock	(40,079,567)	(64,675)			3,808,430	4	64,671			64,675
Exchange of common stock in connection with Merger					2,440,582	2	45,539			45,541
Fair value of replacement equity awards							817			817
Reclassification of warrant liability to permanent equity							5,235			5,235
Exercise of stock options					16,483		113			113
Stock-based compensation							262			262
Currency translation adjustment								23		23
Net loss									(10,873)	(10,873)
Balance at March 31, 2019	—	—	—	—	6,724,511	7	119,521	23	(90,110)	29,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,138)	$(10,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	613	262
Depreciation and amortization expense	36	20
Non-cash lease expense	158	119
Accretion of debt discount	119	153
Loss on extinguishment of debt	162	—
Change in fair value of preferred stock warrant liability	—	288
Change in fair value of derivative liability	—	(183)
Other	70	—
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	—
Prepaid expenses, other current assets and research and development incentive receivable	(869)	(595)
Accounts payable	(800)	1,332
Accrued expenses	(668)	(2,072)
Lease liabilities	(210)	(201)
Net cash used in operating activities	(15,527)	(11,750)
Cash flows from investing activities:
Cash, cash equivalents and restricted cash acquired in connection with the Merger	—	26,406
Acquisition of property, equipment and intangible assets	(555)	—
Net cash provided by investing activities	(555)	26,406
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	96	113
Proceeds from borrowings under loan and security agreements, net of issuance costs	4,888	—
Net cash provided by financing activities	4,984	113
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	(21)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,132)	14,748
Cash, cash equivalents and restricted cash at beginning of period	128,086	8,498
Cash, cash equivalents and restricted cash at end of period	$116,954	$23,246
Supplemental disclosure of non-cash investing and financing activities:

Issuance costs not yet paid	$20	$—
Conversion of convertible preferred stock into common stock	$—	$64,675
Conversion of redeemable common stock into common stock	$—	$734
Conversion of convertible preferred stock warrants into common stock warrants	$—	$5,235
Fair value of net assets acquired in the Merger	$—	$46,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of the Business and Basis of Presentation
X4 Pharmaceuticals, Inc. together with its subsidiaries, the “Company”, is a clinical-stage biotechnology company focused on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. The Company’s lead product candidate, mavorixafor, is a potential first-in-class, once-daily, oral inhibitor of CXCR4 and is currently in a Phase 3 clinical trial for the treatment of Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”) syndrome, a rare, inherited, primary immunodeficiency disease caused by genetic mutations in the CXCR4 receptor gene. The Company is also conducting a 14-day, proof-of-concept Phase 1b clinical trial of mavorixafor in patients with severe congenital neutropenia (“SCN”) and a Phase 1b clinical trial of mavorixafor in combination with ibrutinib in Waldenström’s macroglobulinemia (“WM”). The Company is headquartered in Cambridge, Massachusetts.
Liquidity—As of March 31, 2020, the Company had $115.1 million of cash and cash equivalents and an accumulated deficit of $143.2 million. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the date of these financial statements.
Since its inception, the Company has incurred significant operating losses and negative cash flows from operations. The Company has not yet commercialized a product and does not expect to generate revenue from the commercial sale of any products for several years, if at all. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, will need additional capital to fund its future operations, which it may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. The Company has funded its operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of shares of preferred stock and shares of common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.
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
Impact of the COVID-19 Pandemic— The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to the Company’s business have included temporary closures of its clinical trial sites or facilities, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing clinical trials, including enrollment at a slower pace, and the diversion of healthcare resources away from the conduct of the Company’s clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as the Company’s clinical trial sites and hospital staff supporting the conduct of clinical trials.
Merger with Arsanis— On November 26, 2018, Arsanis, Inc., a publicly held Delaware corporation (“Arsanis”), Artemis AC Corp., a Delaware corporation and a wholly-owned subsidiary of Arsanis (“Merger Sub”), and X4 Therapeutics, Inc. (“X4”) entered into an Agreement and Plan of Merger, as amended on December 20, 2018 and March 8, 2019 (the “Merger Agreement”), pursuant to which the Merger Sub merged with and into X4, with X4 surviving the merger as a wholly-owned subsidiary of Arsanis. The transactions described in the foregoing sentence may be referred to in these consolidated financial statements as “the Merger.”
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and indirect subsidiaries, and for periods prior to the Merger, X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.), and its direct and indirect subsidiaries, as applicable.
2. Summary of Significant Accounting Policies
Significant Accounting Policies—The Company’s significant accounting policies are disclosed in the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the notes thereto filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020. Since the date of those consolidated financial statements, there have been no material changes to the Company's significant accounting policies other that as listed below.
Risks and Uncertainties—With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, the Company has implemented business continuity measures designed to address and mitigate the impact of the COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic will have an impact on the clinical development timelines for certain of its clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. While the Company is experiencing limited financial impacts at this time, the duration and intensity of these impacts and resulting disruption to the Company's operations is uncertain and the Company will continue to assess the financial impact.

In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its business plan and strategy, as well as risks and uncertainties common to companies in the biotechnology industry with research and development operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its product candidates; delays or problems in obtaining clinical supply, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing its intellectual property rights; and the challenges of complying with applicable regulatory requirements. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.
Principles of Consolidation— The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including X4 Pharmaceuticals (Austria) GmbH, which is incorporated in Vienna, Austria (“X4 GmbH”), and X4 Therapeutics, Inc. All significant intercompany accounts and transactions have been eliminated.
Unaudited Interim Financial Statements— The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP"). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and cash flows have been made. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Use of Estimates— The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
statements include, but are not limited to, the accrual of research and development expenses, the impairment or lack of impairment of long-lived assets including operating lease right-of-use assets and goodwill, and the constraint of variable consideration from contracts with customers. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The Company anticipates that the COVID-19 pandemic will have an impact on the clinical development timelines for certain of its programs. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of March 31, 2020 and December 31, 2019.
Restricted Cash—

(in thousands)	As of March 31, 2020	As of December 31, 2019
Letter of credit security: Cambridge lease	$264	$264
Letter of credit security: Waltham lease	250	250
Letter of credit security: Vienna Austria lease	92	94
Letter of credit security: Allston lease	1,144	1,144
Corporate credit card collateral	150	150
Total restricted cash (non-current)	$1,900	$1,902

In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the landlord.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum of the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of March 31, 2020, December 31, 2019, March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$115,054	$126,184	$22,299	$8,134
Restricted cash, non-current	1,900	1,902	947	364
Total cash, cash equivalents and restricted cash	$116,954	$128,086	$23,246	$8,498

Goodwill— Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. The Company has determined that it operates in a single operating segment and has a single reporting unit.
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform an interim quantitative impairment test, whereby the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than its carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Given the ongoing COVID-19 pandemic and associated volatility reflected in the global financial markets and uncertain impact on the Company’s operations, management conducted an interim test of its goodwill as of March 31, 2020. The Company determined that goodwill was not impaired as of March 31, 2020.

Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new standard was effective beginning January 1, 2020 and was adopted by the Company on that date. The adoption of ASU 2018-15 did not have an impact on the Company's consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. The Company will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy as well as the valuation processes of Level 3 fair value measurements. The Company will be required to provide additional disclosure related to the changes in unrealized gains and losses included in other comprehensive loss for recurring Level 3 fair value measurements and the range and weighted average of assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for the Company on January 1, 2020 and was adopted on that date. The adoption of ASU 2018-13 did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU
2019-12 simplifies the accounting for income taxes, including the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not anticipate that the adoption of ASU 2019-12 will have a material impact on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13"), as amended. ASU 2016-13 requires that financial assets measured at amortized cost, such as trade receivables, be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In accordance with ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivative and Hedging (Topic 815), and Leases (Topic 842)- Effective Dates, as the Company meets the definition of a "smaller reporting company", the Company has elected to defer the adoption of ASU 2016-13 until January 1, 2023. The Company expects that the adoption of ASU 2016-13 may accelerate the timing and could increase the level of credit loss expense in the consolidated statement of operations and will likely require an increased level of disclosure in the notes to the consolidated financial statements.

3. License, Collaboration and Funding Agreements
There were no material modifications of the Company’s license, collaboration or funding agreements during the three months ended March 31, 2020.
Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses incurred by the Company’s subsidiary in Austria. Under the program, the reimbursement rate for qualifying research and development expenses incurred by the Company through its subsidiary in Austria is 14% for the years ended December 31, 2020 and 2019. As of March 31, 2020, the amount due under the program is $0.4 million, which amount was included in research and development incentive receivable in the condensed consolidated balance sheet. During the three months ended

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020, the Company recorded $86 thousand of income related to the program within the condensed consolidated statement of operations as “other income”. No amounts were recorded during the three months ended March 31, 2019.
Abbisko Agreement
In July 2019, the Company entered into a license agreement, (the “Abbisko Agreement”) with Abbisko Therapeutics Co., Ltd., (“Abbisko”). Under the terms of the Abbisko Agreement, the Company granted Abbisko the exclusive right to develop, manufacture and commercialize mavorixafor in mainland China, Taiwan, Hong Kong and Macau, the (“Abbisko Territory”). The agreement provides Abbisko with the exclusive rights in the Abbisko Territory to develop and commercialize mavorixafor in combination with checkpoint inhibitors or other agents in multiple oncology indications. The Company retains the full rest-of-world rights to develop and commercialize mavorixafor outside of the Abbisko Territory for all indications and the Company has the ability to utilize data generated pursuant to the Abbisko collaboration for rest-of-world development. Assuming mavorixafor is developed by Abbisko in six indications, the Company would be entitled to milestone payments of up to $208 million, which will vary based on the ultimate sales, if any, of the approved licensed products. In addition, upon commercialization of mavorixafor in the Abbisko Territory, the Company is eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. Abbisko is obligated to use commercially reasonable efforts to develop and commercialize mavorixafor in the Abbisko Territory.
Following the closing of a qualified financing (as defined in the Abbisko Agreement), Abbisko is required pay the Company a one-time, non-refundable, non-creditable financial milestone payment of $3.0 million. Abbisko achieved such qualified financing in March 2020 and, as a result, the Company was eligible to receive the milestone payment, which was received by the Company in April 2020. The Company is also eligible to receive potential development and regulatory milestone payments, which vary based on the number of indications developed, and potential commercial milestone payments based on annual net sales of mavorixafor-based licensed products.
Upon entering into the Abbisko Agreement, the Company evaluated the agreement under Accounting Standards Codification Topic 606 (“ASC 606”) and determined the agreement contained a single performance obligation related to the exclusive license to develop and commercialize mavorixafor and the transfer of know-how that was satisfied at the inception of the arrangement. The transaction price related to the transfer of the license and know-how was fully constrained at the inception of the arrangement and the Company ascribed no transaction price to the development, regulatory and commercial milestones under the “most-likely-amount” method. The Company concluded that any consideration related to the initial transfer of the license and know-how will be recognized when it is probable that Abbisko will achieve the related financial milestone and other operational milestones. As a result of Abbisko’s achievement of the qualified financing, the Company reversed the constraint related to this milestone and recognized $3.0 million of license revenue and an associated accounts receivable balance.
As of March 31, 2020, Abbisko has not completed any additional development or regulatory operational milestones, other than as noted above and, therefore, the Company continues to fully constrain the value of associated milestone payments. The Company will continue to re-evaluate the transaction price and associated constrained amounts in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

4. Fair Value of Financial Assets and Liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of March 31, 2020 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$48,770	$6,417	$—	$55,187
	$48,770	$6,417	$—	$55,187
Liabilities: None

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements as of December 31, 2019 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$23,638	$39,999	$—	$63,637
	$23,638	$39,999	$—	$63,637
Liabilities: None
The Company’s cash equivalents consisted of money market funds invested in U.S. Treasury securities. The money market funds were valued based on reported market pricing for the identical assets, which represents a Level 1 measurement, or by using inputs observable in active markets for similar securities, which represents a Level 2 measurement.

During the three months ended March 31, 2020, the Company refinanced its Amended and Restated Loan and Security Agreement (as defined in Note 7) with Hercules Capital Inc. (“Hercules”). The debt refinancing was deemed to be an extinguishment of the June 2019 Amended and Restated Loan and Security Agreement (the “previous debt”) in exchange for the Amended Loan Agreement (the “new debt”) as further described in Note 7. The loss on extinguishment was calculated as the difference between the carrying amount of the previous debt and the fair value of the new debt, which is a non-recurring Level 3 measure. The fair value of the new debt was calculated based on the cash flows of the new debt, including end-of-term payments, interest payments, principal payments and lender fees, discounted to present value using the appropriate market rate. The market rate is a significant unobservable input. The Company developed a range of market rates in reference to the Company's recent borrowing activities with this lender, which are deemed to be reflective of the market rate. The Company considered a range from 10.5% to 12.5% and determined that 11.5% represented a reasonable rate for purposes of determining the fair value of the new debt, which was $25.3 million.

5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Leasehold improvements	$299	$299
Furniture and fixtures	139	139
Computer equipment	37	37
Software	33	33
Lab equipment	267	159
	775	667
Less: Accumulated depreciation and amortization	(300)	(264)
	$475	$403
Depreciation and amortization expense related to property and equipment was $36 thousand and $20 thousand for the three months ended March 31, 2020 and 2019 respectively.

6. Accrued Expenses
Accrued expenses consisted of the following

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	March 31, 2020	December 31, 2019
Accrued employee compensation and benefits	$2,289	2,916
Accrued external research and development expenses	1,287	1,977
Accrued professional fees	1,160	1,347
Accrued lease construction costs	682	—
Other	368	221
	$5,786	$6,461

7. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Principal amount of long-term debt	$25,000	$20,000
Debt discount, net of accretion	238	(317)
Cumulative accretion of final payment due at maturity	28	414
Long-term debt, including accretion	$25,266	$20,097
Hercules Loan Agreements
In October 2018, the Company entered into the Loan and Security Agreement, as amended in December 2019 (the “Hercules Loan Agreement”), under which the Company borrowed an aggregate of $10.0 million under a term loan. In June 2019, the Company refinanced the Hercules Loan Agreement and entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Hercules. The Amended and Restated Loan Agreement provided for aggregate maximum borrowings of $35.0 million, under which $20.0 million was borrowed, including $10.0 million that was previously outstanding and $10.0 million in new borrowings. Borrowings under the Amended and Restated Agreement accrued interest at a variable rate equal to the greater of (i) 8.75% or (ii) The Wall Street Journal prime rate plus 2.75%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings under the Amended and Restated Agreement would be increased by 4.0%.

On March 13, 2020, the Company entered into a First Amendment to the Amended and Restated Loan and Security Agreement dated June 27, 2019 (collectively the “Amended Loan Agreement”) with Hercules, which provides for aggregate maximum borrowings of up to $50.0 million. The Amended Loan Agreement provides for (i) a term loan of $25.0 million, including the $20.0 million previously outstanding under the Amended and Restated Loan Agreement, and an additional $5.0 million drawn at the closing of the first amendment on March 13, 2020, (ii) subject to the achievement of certain performance milestones and other conditions, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $7.5 million through June 30, 2021, (iii) subject to the achievement of certain performance milestones and conditions, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $7.5 million through June 30, 2022 and (iv) subject to Hercules investment committee’s sole discretion, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $10.0 million through December 31, 2022.

Borrowings under the Amended Loan Agreement bear interest at a variable rate equal to a per annum rate of interest equal to the greater of either (i) 3.75% plus the prime rate as reported in The Wall Street Journal, and (ii) 8.75%. In an event of default, as defined in the Amended Loan Agreement, and until such event is no longer continuing, the interest rate applicable to borrowings under the Amended Loan Agreement would be increased by 4.0%.

Borrowings under the Amended Loan Agreement are repayable in monthly interest-only payments through January 1, 2022, and in equal monthly payments of principal and accrued interest from February 1, 2022 until the maturity date of the loan, which is July 1, 2023. The Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of up to 2.0%, 1.0% or 0.5% of the principal amount outstanding as of the date of repayment, in each case depending on when such repayment is made. In addition, the Amended Loan Agreement provides for payments of (i) $0.8 million payable upon the earlier of November 1, 2021 or the repayment in full of all obligations under the Amended Loan

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Agreement, and (ii) 4.0% of the aggregate principal amount of all Term Loan Advances drawn under the Amended Loan Agreement, payable upon the earlier of the maturity of the Amended Loan Agreement or the repayment in full of all obligations under the Amended Loan Agreement.

Borrowings under the Amended Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for their intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property). Under the Amended Loan Agreement, the Company has agreed to affirmative and negative covenants to which it will remain subject until maturity or repayment of the loan in full. The covenants include, without limitation:

(a) Effective upon the date the outstanding principal amount of the advances under the Amended Loan Agreement exceeds $25.0 million, the Company at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than or equal to the greater of (i) $30.0 million or (ii) 6 multiplied by a metric based on prior months’ cash expenditures (“RML”); provided, however, that from and after the Company’s achievement of certain performance milestones, the required level shall be reduced to the greater of (x) $20.0 million, or (y) 3 multiplied by the current RML; and provided further, that subject to the achievement of certain milestones, this covenant shall be extinguished.

(b) Restrictions on the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.

The Company’s obligations under the Amended Loan Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, insolvency and a material adverse change in the Borrower’s business, operations or financial or other condition. In addition, under the Amended Loan Agreement, Hercules has the right to participate, in a cumulative amount of up to $3.0 million in the aggregate, of which $1.0 million has already been exercised, and subject to exceptions as provided in the Amended Loan Agreement, in any future offering of the Company’s equity securities for cash that is solely for financing purposes and is broadly marketed to multiple investors.
The Company concluded that the previous debt under the Amended and Restated Loan Agreement was extinguished based on the difference in the cash flows of the previous and new debt. Accordingly, the difference between the carrying amount of the previous debt, including the unamortized debt discount, and the fair value of the new debt under the Amended Loan Agreement was recorded as a $162 thousand loss on extinguishment of debt for the three months ended March 31, 2020. Legal and consulting fees paid to third parties directly related to the new debt have been deferred and will be amortized to interest expense over the life of the new debt arrangement using the effective interest method.
The Company recognized aggregate interest expense under its loan agreements with Hercules of $584 thousand and $357 thousand during the three months ended March 31, 2020 and 2019, respectively. Interest expense includes $118 thousand and $113 thousand for the three months ended March 31, 2020 and 2019, respectively, related to the accretion of the debt discount and the final payment. The annual effective interest rate of the Amended Loan Agreement as of March 31, 2020 is 10.7%. There were no principal payments due or paid under the loan agreements with Hercules during the three months ended March 31, 2020.
As of March 31, 2020, future principal payments and the final payment due under the Amended Loan Agreement were as follows (in thousands):

Year Ending December 31,	Total
2020	$—
2021	—
2022	14,871
2023	10,129
Long-term debt	$25,000

8. Leases

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has lease agreements for its facilities in Cambridge, Massachusetts, which is the Company’s principal executive offices; Vienna, Austria, which is the Company’s research and development center; Waltham, Massachusetts, which the Company has sublet to a third party; and Allston, Massachusetts, as further discussed below. There are no restrictions or financial covenants associated with any of the lease agreements.
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
Waltham Lease— The Company has six thousand square feet of office space in Waltham, Massachusetts (“Waltham Lease”). The Waltham Lease, as amended, commenced on January 1, 2019, and expires approximately 5 years from the commencement date. The base rent is approximately $262 thousand annually. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. The Company is subleasing the space to a third party for the duration of the lease. The right-of-use asset is being amortized to rent expense over the 5-year term of the lease.
Vienna Austria Lease— The Company has an operating lease for approximately four hundred square meters of laboratory and office space in Vienna, Austria, (“Vienna Austria Lease”) which commenced on March 1, 2019, as amended, for a term of 2 years. The lease is cancellable by the Company upon three months’ notice with no penalty. The annual base rent is approximately $155 thousand. The Company has classified this lease as a short-term lease as it is not reasonably certain that the Company will not terminate the lease within one year and, accordingly, has not recorded a right-of-use asset. Accordingly, rent expense is recorded on a straight-line basis as incurred over the term of the lease.
Allston Lease— On November 11, 2019, the Company entered into a lease agreement for approximately 28,000 square feet of office space currently under construction in a building located in Allston, Massachusetts (“Allston Lease”). The office space is expected to replace the Company’s current headquarters located in Cambridge, Massachusetts. The Company intends to move into the premises upon the completion of construction, which is anticipated to be in 2020. Monthly rent payments under the lease are expected to commence in May 2020, reflecting a 180-day rent-free period following the execution of the Lease, subject to the timely completion of construction of the premises. Base rental payments will be approximately $1.0 million annually, plus certain operating expenses. The term of the lease will continue until November 2026, unless earlier terminated in accordance with the terms of the lease. The Company has the right to sublease the premises, subject to landlord consent. The Company also has the right to renew the lease for an additional five years at the then prevailing effective market rental rate. The Company is required to provide the landlord with a $1.1 million security deposit in the form of a letter of credit, which is classified as restricted cash.

For the Allston Lease, the Company is participating in the construction of the office space and has incurred construction costs to prepare the office space for its use, which will be partially reimbursed by the landlord. The Company has concluded that these construction costs generate and enhance the landlord’s assets and, as such, costs that are not reimbursed will be classified as prepaid rent and then reclassified to the right-of-use asset on the lease commencement date. The lease commencement date is expected to occur once the landlord's asset is completed and available for additional leasehold improvements funded by the Company. Upon the date of lease commencement, which had not yet occurred as of March 31, 2020, the Company will recognize the lease liability, which will reflect the future rent payments for the term of the lease discounted at the Company's collateralized borrowing rate, and the right-of-use asset, which will be measured as the lease liability plus the prepaid rent incurred to date.
As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	For the three months ended March 31,
Lease Cost	2020	2019
Fixed operating lease cost	$218	$187
Short-term lease costs	38	8
Total lease expense	$256	$195
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$242	$201
Sublease income	$48	$—
Leased assets obtained in exchange for new operating lease liabilities (1)		$484
Weighted-average remaining lease term—operating leases	2.8 years	3.9 years
Weighted-average discount rate—operating leases	9.0%	9.0%
___________________________________________
(1)Acquired in the Merger
Maturities of lease liabilities due under lease agreements that have commenced as of March 31, 2020 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2020	$853
2021	1,098
2022	754
2023	263
2024	—
Total lease payments	2,968
Less: interest	(365)
Total operating lease liabilities as of March 31, 2020	$2,603

9. Commitment and Contingencies
The Company has agreements with clinical research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trial of mavorixafor for the treatment of WHIM syndrome, WM and SCN. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2020 or December 31, 2019.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
License Agreements— In February 2017, Arsanis entered into an option and license agreement with Adimab to obtain rights to certain RSV antibodies, which are being used in the “ASN500” program. The Company exercised this option for an up-front payment of $250 thousand. In July 2019, the Company transferred the intellectual property related to the ASN500 program through an exclusive, worldwide license with a third party. The Company remains obligated to make payments to Adimab based on future clinical and regulatory milestones of up to approximately $25 million, as well as royalty payments on a product-by-product and country-by-country basis of a mid-single-digit percentage based on net sales of products based on certain RSV antibodies during the applicable term for such product in that country. The third party is required to fund any future payments that may become due to Adimab.
Legal Proceedings— The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to any legal proceedings.
10. Preferred and Common Stock Warrants
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
In connection with its issuance of common stock in public offerings that closed on April 16, 2019 and November 29, 2019, the Company issued 3,900,000 Class A warrants, which are exercisable for the Company’s common stock, and 5,416,667 Class B warrants, which are exercisable for shares of the Company’s common stock or prefunded warrants to purchase shares of the Company's common. The Class A warrants have an exercise price of $13.20 per warrant, expire on April 15, 2024 and were immediately exercisable. The Class B warrants were immediately exercisable upon issuance, have an exercise price of $15.00 per warrant and expire on a date that is the earlier of (a) the date that is 30 calendar days from the date on which the Company issues a press release announcing top-line data from its Phase 3 clinical trial of mavorixafor for the treatment of patients with WHIM syndrome (or, if such date is not a business day, the next business day) and (b) November 28, 2024. In addition, in connection with the April 16, 2019 and November 29, 2019 offerings, the Company issued 2,130,000 and 1,750,000 prefunded warrants, respectively, for proceeds of $10.999 and $11.999 per share, respectively. Each of the prefunded warrants is exercisable into 1 share of the Company's common stock, has a remaining exercise price of $0.001 per share and was immediately exercisable upon issuance.
The following table provides a roll forward of outstanding warrants for the three month period ended March 31, 2019:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable warrants to purchase preferred shares as of December 31, 2018	5,146,400	$1.94	4.23
Conversion of warrant to purchase preferred shares to warrants for the purchase of common stock and adjusted for the Exchange Ratio and Reverse Stock Split	(4,657,350)	1.94
Issuance of warrants for the purchase of common stock	5,000	19.80
Exercised	—	—
Cancelled	—	—
Outstanding warrants to purchase common shares as of March 31, 2019	494,050	$20.39	3.04

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a roll forward of outstanding warrants for the three month period ended March 31, 2020:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable warrants to purchase common shares as of December 31, 2019	13,656,871	$13.68	4.59
Issued	—
Exercised	—
Cancelled	—
Outstanding and exercisable warrants to purchase common shares as of March 31, 2020	13,656,871	$13.68	4.34

As of March 31, 2020, the Company’s outstanding warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price	Classification	Expiration Date
August 14, 2015	81,228	$21.78	Equity	August 14, 2020
August 21, 2015	69,603	$21.78	Equity	August 21, 2020
October 25, 2016	5,155	$19.78	Equity	October 24, 2026
November 1, 2017	130,609	$19.78	Equity	October 31, 2020
November 17, 2017	8,442	$19.78	Equity	November 16, 2020
December 4, 2017	5,661	$19.78	Equity	December 3, 2020
December 28, 2017	6,925	$19.78	Equity	December 27, 2020
December 28, 2017	115,916	$19.78	Equity	December 28, 2027
September 12, 2018	25,275	$19.78	Equity	September 12, 2021
September 12, 2018	20,220	$19.78	Equity	September 12, 2028
October 19, 2018	20,016	$19.78	Equity	October 19, 2028
March 13, 2019	5,000	$19.80	Equity	March 12, 2029
April 16, 2019	3,866,154	$13.20	Equity	April 15, 2024
April 16, 2019	2,130,000	$11.00	Equity	n/a
November 29, 2019	5,416,667	$15.00	Equity	November 28, 2024
November 29, 2019	1,750,000	$12.00	Equity	n/a
	13,656,871

11. Common Stock
Common Stock— As of March 31, 2020 and December 31, 2019, the Company’s Restated Certificate of Incorporation, as amended (the “Restated Certificate”), authorized the Company to issue 33,333,333 shares, respectively, of $0.001 par value common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date. The Company’s board of directors has approved and recommended that its shareholders approve an amendment to the Restated Certificate to increase the number of authorized shares of common stock from 33,333,333 shares to 125,000,000 shares. If

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
approved by the Company's shareholders at the Company’s upcoming 2020 annual meeting of stockholders, the increase will be effective upon the filing of a certificate of amendment with the Secretary of State of Delaware, which is expected to occur as soon as practicable after approval is obtained.
.
12. Stock-Based Compensation
Summary of Plans— Upon completion of the Merger with Arsanis on March 13, 2019, X4’s 2015 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2015 Plan”), Arsanis’ 2017 Equity Incentive Plan (the “2017 Plan”) and Arsanis’ 2017 Employee Stock Purchase Plan (the “2017 ESPP”) were assumed by the Company. In June 2019, the Company adopted the 2019 Inducement Equity Incentive Plan. These plans are administered by the Board of Directors or by a committee of the Board of Directors. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of the stock option may not be greater than ten years. Incentive stock options granted to employees and restricted stock awards granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. Non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over three or four years. Shares that are expired, terminated, surrendered or canceled under the Plans without having been fully exercised will be available for future awards. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2015 Employee, Director and Consultant Equity Incentive Plan— In 2015, the Board of Directors and shareholders of X4 adopted the 2015 Plan, which provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, directors and consultants of the Company. The total number of shares of common stock that may be issued under the 2015 Plan is 969,340 shares. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2015 Plan. As of March 31, 2020, approximately 106,000 shares were available for future issuance under the 2015 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants.
2017 Equity Incentive Plan— Under the 2017 Plan, the Company may grant incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Incentive stock options may be granted only to the Company’s employees, including officers and directors who are also employees. Awards other than incentive stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. The number of shares of common stock reserved for issuance under this plan automatically increases on January 1 of each year, through January 1, 2027, in an amount equal to the lowest of 170,915 shares of the Company’s common stock, 4.0% of the number of shares of the Company’s common stock outstanding on January 1 of each year and an amount determined by the Company’s Board of Directors. As of March 31, 2020, approximately 114,000 shares were available for future issuance under the 2017 Plan. On March 25, 2020, the Board of Directors approved amendments to the 2017 Plan, subject to stockholder approval. If approved by the stockholders, the amendments would increase the number of shares of common stock reserved for issuance under the 2017 Plan by an additional 474,465 shares (subject to adjustment for certain corporate events) and would amend the “evergreen provision” of the 2017 Plan to eliminate the fixed number of new shares that may be added to the 2017 Plan’s share reserve each year pursuant to the evergreen provision, such that the amended evergreen provision will provide for an automatic increase in the share reserve on the first day of each year, beginning on January 1, 2021 and ending on January 1, 2027, by an amount equal to the lesser of (a) 4% of the Company's outstanding shares on such date and (b) a number of shares determined by the Board of Directors.
2017 Employee Stock Purchase Plan— The 2017 ESPP provides participating employees with the opportunity to purchase shares of the Company’s common stock at defined purchase prices over three-month offering periods. For the three months ended March 31, 2020, no shares of common stock were issued under the 2017 ESPP.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2019 Inducement Equity Incentive Plan— On June 17, 2019, the Board of Directors approved the adoption of the 2019 Inducement Equity Incentive Plan (the "Inducement Plan"), which is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company (or following a bona fide period of non-employment), as an inducement material to such individual’s entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The total number of shares of common stock that may be issued under the Inducement Plan is 400,000 shares. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the Inducement Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants. As of March 31, 2020, approximately 137,000 shares were available for future issuance under the Inducement Plan.
Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non- employees:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.0%	2.4%
Expected term (in years)	6.01	5.90
Expected volatility	94.1%	90.6%
Expected dividend yield	0%	0%

Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,297,029	$17.05	8.4	$1,286
Granted	206,775	10.22
Exercised	(13,006)	7.38
Forfeited	(22,593)	17.46
Outstanding as of March 31, 2020	1,468,205	$16.17	8.4	$958
Exercisable as of March 31, 2020	543,825	$21.17	7.1	$771
Vested and expected to vest as of March 31, 2020	1,270,027	$16.32	8.3	$938

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was $35 thousand and $123 thousand, respectively. The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2020 and 2019 was $7.75 and $12.88, respectively.

Restricted Stock Units— During the three months ended March 31, 2020, there were no significant grants, vestings or forfeitures of restricted stock units.
Stock-Based Compensation— As of March 31, 2020, total unrecognized compensation expense related to unvested stock options and restricted stock units was $7.0 million, which is expected to be recognized over a weighted average period of 3.0 years.
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Research and development expense	$196	$84
General and administrative expense	417	178
Total stock-based compensation	$613	$262

13. Income Taxes
The Company did not record a federal or state income tax benefit for its losses for the three months ended March 31, 2020 and 2019, respectively, due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets in all jurisdictions. The Company recorded a tax provision of $148 thousand related to local withholdings on a milestone payment received from a customer (see Note 3) in a foreign jurisdiction.
14. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Numerator:
Net loss	$(11,138)	$(10,873)
Accruing dividends on Series A convertible preferred stock	—	(592)
Net loss attributable to common stockholders	$(11,138)	$(11,465)
Denominator:
Weighted average common shares outstanding—basic and diluted	20,014	1,718
Net loss per share attributable to common stockholders— basic and diluted	$(0.56)	$(6.67)

The Company has included 107,371 shares of redeemable common stock, which were converted to common shares upon the Merger on March 13, 2019, in its computation of basic and diluted weighted average common shares outstanding for the three months ended March 31, 2019 as this class of stock participated in losses similarly to other common stockholders. Basic and diluted weighted average common shares outstanding for the three months ended March 31, 2020 also includes the weighted average effect of 3,880,000 pre-funded warrants for the purchase of common shares for which the remaining unfunded exercise price is less than $0.01 per share.
The Company’s potentially dilutive securities included outstanding stock options and warrants to purchase shares of common stock for the three months ended March 31, 2020 and 2019. These potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	1,468,205	1,037,089
Unvested restricted stock units	101,519	—
Warrants to purchase common stock (excluding prefunded warrants, which are included in basic shares outstanding)	9,776,871	493,927
	11,346,595	1,531,016

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 12, 2020, or the Annual Report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
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

We have completed a Phase 2 clinical trial of mavorixafor in patients with Warts, Hypogammaglobulinemia, Infections, and Myelokathexis, or WHIM, syndrome, which is a rare, inherited primary immunodeficiency disease. In June 2019, we announced the initiation of 4WHIM, a pivotal, 52-week Phase 3 global clinical trial of mavorixafor for the treatment of patients with WHIM syndrome. In November 2019, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation for mavorixafor for the treatment of adults with WHIM. We had previously disclosed that we plan to report top-line data from this trial in the second half of 2021. Given the delays in clinical site activation and the pace of enrollment, both of which we believe are directly related to the COVID-19 pandemic, we now expect that the timing of reporting of results will be delayed into 2022. We are also investigating mavorixafor in combination with axitinib (Inlyta®), an FDA-approved small molecule tyrosine kinase inhibitor, in the Phase 2a portion of an open-label Phase 1/2 clinical trial in patients with clear cell renal cell carcinoma, or ccRCC. In September 2019, we announced positive results from the Phase 2a portion of this trial. We plan to pursue future development and potential commercialization of mavorixafor in ccRCC and other possible immuno-oncology indications only as part of a potential strategic collaboration.

In November 2019, we announced the initiation of a 14-day, proof-of-concept Phase 1b clinical trial of mavorixafor in patients with severe congenital neutropenia, or SCN. We currently expect that the reporting of initial data from the SCN trial will be delayed into 2021 due to delays in clinical site activation and the pace of enrollment caused by the COVID-19 pandemic. In December 2019, we announced the initiation of a Phase 1b clinical trial of mavorixafor, in combination with ibrutinib, in patients with Waldenström’s macroglobulinemia, or WM. We continue to expect to report initial data from the WM trial by the end of 2020.

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

Our Pipeline

COVID-19 Business Update
With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, we have implemented business continuity measures designed to address and mitigate the impact of the COVID-19 pandemic on our employees, our business, including our clinical trials, supply chains and third-party providers. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic so our workforce transitioned to working remotely. We are currently preparing plans to reopen our office to allow employees to return to the office, which we expected will be based on a phased approach that is principles-based and local in design, with a focus on patient continuity, employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Clinical Development
With respect to clinical development, we are implementing risk-based approaches in accordance with FDA and EMA COVID Guidance, that include virtual and remote patient visits and monitoring where possible, while prioritizing patient safety, maintaining trial continuity and preserving data integrity. On account of COVID-19, for several of our clinical development programs, we are experiencing, and expect to continue to experience, a disruption or delay in our ability to initiate trial sites and/or enroll and assess patients.We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations, or CROs, or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Supply Chain
As for our third-party manufacturers, distributors and other partners, we are working closely with them to manage our supply chain activities and mitigate potential disruptions to our clinical supply as a result of the COVID-19 pandemic. We currently have business continuity plans in place and expect to have adequate global supply of mavorixafor through 2020. To best support our patients, we are working with our vendors to provide the option for direct-to-patient drug shipments from clinical sites. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems we could experience disruptions to our supply chain and operations, which would adversely impact our ability to carry out our clinical trials.

Regulatory Activities
With respect to regulatory activities, it is possible that we could experience delays in the timing of review and/or our interactions with the FDA or the European Commission, or EC, due to, for example, absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of efforts of the FDA or EC and attention to approval of other therapeutics or other activities related to COVID-19, which could delay approval decisions with respect to the preparation and submission to the FDA of a new drug application, or NDA, or the preparation and submission to the EC of a Marketing Authorization Application, or MAA, and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

Financial Impact
The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
License revenue	$3,000	$—	$3,000
Operating expenses:
Research and development	8,911	5,655	3,256
General and administrative	4,670	4,783	(113)
Total operating expenses	13,581	10,438	3,143
Loss from operations	(10,581)	(10,438)	(143)
Other expense:
Interest income	296	69	227
Interest expense	(584)	(399)	(185)
Change in fair value of preferred stock warrant and derivative liabilities	—	(105)	105
Loss on extinguishment of debt	(162)	—	(162)
Other income	41	—	41
Total other expense, net	(409)	(435)	26
Loss before provision for income taxes	(10,990)	$(10,873)	$(117)
Provision for income taxes	148	$—	$148
Net loss	$(11,138)	$(10,873)	$(265)

License Revenue
For the three months ended March 31, 2020, we recorded $3.0 million in revenue related to a license agreement as discussed below. There was no similar revenue recorded in the three months ended March 31, 2019.

In July 2019, we entered into a license agreement, or the Abbisko agreement, with Abbisko Therapeutics Co., Ltd., or Abbisko. Under the terms of the Abbisko agreement, we granted Abbisko the exclusive right to develop, manufacture and commercialize mavorixafor in the Abbisko Territory (as defined in the Abbisko agreement), which includes mainland China, Taiwan, Hong Kong and Macau. The Abbisko agreement provides Abbisko with exclusive rights in the Abbisko Territory to develop and commercialize mavorixafor in combination with checkpoint inhibitors or other agents in multiple oncology indications. We retain the full rest-of-world rights to develop and commercialize mavorixafor outside of the Abbisko Territory for all indications and we have the ability to utilize data generated pursuant to the Abbisko collaboration for rest-of-world development. We have entered into a separate clinical supply agreement whereby we will provide Abbisko with a clinical supply to support their clinical trials.
Following the closing of a qualified financing (as defined in the Abbisko agreement), Abbisko is required pay us a one-time, non-refundable, non-creditable financial milestone payment of $3.0 million. Abbisko achieved the qualified financing in March 2020 and, as a result, we were eligible to receive the milestone, which was paid to us in April 2020. We are also eligible to receive potential development and regulatory milestone payments, which vary based on the number of indications developed, and potential commercial milestone payments based on annual net sales of mavorixafor-based licensed products.
We evaluated the agreement under Accounting Standards Codification Topic 606, or ASC 606, and determined the agreement contained a single performance obligation related to the exclusive license to develop and commercialize mavorixafor and the transfer of know-how that was satisfied at the inception of the arrangement. Upon entering into the agreement, the transaction price related to the transfer of the license and know-how was fully constrained and we ascribed no transaction price to the development, regulatory and commercial milestones under the most-likely amount method. We concluded that any consideration related to the initial transfer of the license and know-how will be recognized when it is probable that Abbisko will achieve the related financial milestone and other operational milestones. As a result of Abbisko’s achievement of the qualified financing, we reversed the constraint related to this milestone and recognized $3.0 million of license revenue for the three months ended March 31, 2020.
We have determined that the future sale of clinical supplies represents optional goods that will be subject to the customer's future purchasing decisions and does not represent a performance obligation in the agreement. We expect to recognize revenue for future clinical supply at a point in time when such clinical supply is delivered to Abbisko in the future. With respect to the remaining operational milestones, we will re-evaluate the transaction price, including its estimated variable consideration for milestones included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates, including employee salaries and related expenses, expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and CROs; the cost of manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and contract manufacturing organizations, or CMOs; facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance; costs related to compliance with regulatory requirements; and payments made under third-party licensing agreements. We expense research and development costs as incurred.

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by product candidate:
Mavorixafor (X4P-001)	$4,539	$2,851	$1,688
X4P-002	359	84	275
X4P-003	102	8	94
Unallocated expense	3,911	2,712	1,199
Total research and development expenses	$8,911	$5,655	$3,256
Research and development expenses were $8.9 million for the three months ended March 31, 2020, compared to $5.7 million for the three months ended March 31, 2019. The increase in research and development expenses for the three months ended March 31, 2020 was primarily due to an increase of $1.7 million in direct expenses related primarily to our mavorixafor program, including the clinical trial costs incurred related to our Phase 3 WHIM program and costs incurred related to our Phase 1b clinical trials of mavorixafor in patients with SCN or WM. In addition, research and development expenses increased due to a $1.3 million increase in compensation expenses due to additional personnel within our manufacturing, regulatory and clinical operations functions as well as compensation expenses related to our research and development facility in Vienna,

Austria. These costs were partially offset by a decrease in outside contractor costs as we have hired company personnel to replace these prior outside resources.
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
General and administrative expenses were $4.7 million for the three months ended March 31, 2020, compared to $4.8 million for the three months ended March 31, 2019. We expect general and administrative expenses will grow during 2020 as we continue to build out the general and administrative functions.
Other Expense, Net

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Interest income	$296	$69	$227
Interest expense	(584)	(399)	(185)
Change in fair value of preferred stock warrant and derivative liabilities	—	(105)	105
Loss on extinguishment of debt	(162)	—	(162)
Other expense	41	—	41
Total other expense, net	$(409)	$(435)	$26
Other expenses, net, for the three months ended March 31, 2020 was consistent with the same period in the prior year. Higher interest expense and losses on extinguishment of debt in the current period were offset by higher interest income and lower changes in the fair value of preferred stock warrants and derivatives liabilities, which are no longer remeasured to fair value due to the conversion and settlement of these liabilities during the three months ended March 31, 2019.
Provision for Income Taxes
For the three months ended March 31, 2020 and 2019, we did not record an income tax benefit for our losses as we have determined that a full valuation allowance is required on our net deferred tax assets in all jurisdictions. For the three months ended March 31, 2020, we recorded a $0.1 million income tax provision related to local withholdings related to a milestone payment received from a customer in a foreign jurisdiction.
Liquidity and Capital Resources
Source of Liquidity
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. In 2019, we completed a merger with Arsanis and acquired $26.4 million of its cash, cash equivalents and restricted cash. In addition, in 2019, we raised $139.4 million, net of offering costs, through public offerings of common stock, prefunded warrants to purchase shares of common stock, and accompanying warrants to purchase shares of common stock.

As of March 31, 2020, our cash and cash equivalents were $115.1 million and our restricted cash balance was $1.9 million. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our future operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Loan Facility with Hercules Capital, Inc.
In March 2020 and June 2019, we received $4.9 million and $9.8 million, respectively, in net proceeds as a result of refinancing our loan facility with Hercules Capital Inc., or Hercules. Under this facility, as amended most recently in March 2020, we have borrowed $25.0 million in term loans to date and may borrow an additional $15.0 million in term loans upon the achievement of certain operational milestones through June 2022 and an additional $10.0 million in term loans through December 2022, at the sole discretion of Hercules. Principal payments under the loan facility with Hercules commence in February 2022 and the agreement matures in July 2023.
Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net loss	$(11.1)	$(10.9)
Adjustments to reconcile net loss to net cash used in operating activities	1.1	0.7
Changes in operating assets and liabilities	(5.5)	(1.5)
Net cash used in operating activities	(15.5)	(11.7)
Net cash (used in) provided by investing activities	(0.6)	26.4
Net cash provided by financing activities	5.0	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(11.1)	$14.7
Cash, cash equivalents and restricted cash, beginning of period	$128.1	$8.5
Cash, cash equivalents and restricted cash, end of period	$117.0	$23.2

Operating Activities    During the three months ended March 31, 2020, net cash used in operating activities was $15.5 million, primarily resulting from our net loss of $11.1 million, adjusted for noncash expenses of $1.1 million and changes in our operating assets and liabilities of $5.5 million. Noncash expenses primarily includes stock-based compensation expense and non-cash interest expense. Net cash used in changes in our operating assets and liabilities primarily consisted of an increase in accounts receivable as a result of revenue recorded during the first quarter of 2020 and an increase in prepaid expenses due to the timing of payments related to our outsourced clinical trials. Net cash used in operating activities for the three months ended March 31, 2019 was $11.7 million, primarily reflecting our net loss of $10.9 million, partially offset by noncash expenses of $0.7 million and a change in operating assets and liabilities of $1.5 million.
Investing Activities   During the three months ended March 31, 2020, cash used in investing activities of $0.6 million related primarily to laboratory equipment purchases related to our research and development center in Vienna, Austria. During the three months ended March 31, 2019, net cash provided by investing activities consisted primarily of $26.4 million of cash and restricted cash acquired in connection with our Merger.
Financing Activities    During the three months ended March 31, 2020, net cash provided by financing activities was $5.0 million, consisting primarily of proceeds from the refinancing of our loan facility with Hercules. During the three months ended March 31, 2019, net cash provided by financing activities was $0.1 million, consisting primarily of proceeds from the exercise of stock options.
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
•diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff and independent physicians supporting the conduct of our clinical trials;
•the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic;
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
•the ongoing impact of the COVID-19 pandemic on our operations.
We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. To the extent that we raise additional capital through future equity offerings or debt financings, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development efforts or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Loan and Security Agreements with Hercules Capital, Inc.

In October 2018, we entered into a Loan and Security Agreement, as amended, or the Hercules Loan Agreement, with Hercules, pursuant to which we borrowed $10.0 million under a term loan. In June 2019, we refinanced the Hercules Loan Agreement, as amended, and entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated Loan Agreement, with Hercules. The Amended and Restated Loan Agreement provided for aggregate maximum borrowings of $35.0 million, of which $10.0 million was previously outstanding and $10.0 million in new borrowings. On March 13, 2020, we entered into a First Amendment to the Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, with Hercules, which provides for aggregate maximum borrowings of up to $50.0 million. The Amended Loan Agreement provides for the following borrowing abilities:
(i)   a term loan of $25.0 million (including the $20.0 million previously outstanding under the Amended and Restated Loan Agreement) and an additional $5.0 million drawn at the closing of the first amendment on March 13, 2020;
(ii)   subject to the achievement of certain performance milestones and other conditions, we have the right to request that Hercules make additional term loan advances in an aggregate amount of up to $7.5 million through June 30, 2021;
(iii)  subject to the achievement of certain performance milestones and conditions, we have the right to request that Hercules make additional term loan advances in an aggregate amount of up to $7.5 million through June 30, 2022; and
(iv)  subject to Hercules investment committee’s sole discretion, we have the right to request that Hercules make additional term loan advances in an aggregate amount of up to $10.0 million through December 31, 2022.

Borrowings under the Amended Loan Agreement bear interest at a variable rate equal to a per annum rate of interest equal to the greater of either (i) 3.75% plus the prime rate as reported in The Wall Street Journal, and (ii) 8.75%. In an event of default, as defined in the Amended Loan Agreement, and until such event is no longer continuing, the interest rate applicable to borrowings under the Amended Loan Agreement would be increased by 4.0%.

Borrowings under the Amended Loan Agreement are repayable in monthly interest-only payments through January 1, 2022, and in equal monthly payments of principal and accrued interest from February 1, 2022 until the maturity date of the loan, which is July 1, 2023. We may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of up to 2.0%, 1.0% or 0.5% of the principal amount outstanding as of the date of repayment, in each case depending on when such repayment is made. In addition, the Amended Loan Agreement provides for payments of (i) $0.8 million payable upon the earlier of November 1, 2021 or the repayment in full of all obligations under the Amended Loan Agreement, and (ii) 4.0% of the aggregate principal amount of all Term Loan Advances (as defined in the Amended Loan Agreement) drawn under the Amended Loan Agreement, payable upon the earlier of the maturity of the Amended Loan Agreement or the repayment in full of all obligations under the Amended Loan Agreement.

Borrowings under the Amended Loan Agreement are collateralized by substantially all of our personal property and other assets except for intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property). Under the Amended Loan Agreement, we have agreed to affirmative and negative covenants to which it will remain subject until maturity or repayment of the loan in full. The covenants include, without limitation:

(a) Effective immediately upon the date the outstanding principal amount of the advances under the Amended Loan Agreement exceeds $25.0 million, we at all times thereafter shall maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than or equal to the greater of (i) $30.0 million or (ii) 6 multiplied by a metric based on prior months’ cash expenditures, or RML; provided, however, that from and after our achievement of certain performance milestones, the required level shall be reduced to the greater of (x) $20.0 million, or (y) 3 multiplied by the current RML; and provided further, that subject to the achievement of certain milestones, this covenant shall be extinguished.

(b) Restrictions on our ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.

Our obligations under the Amended Loan Agreement are subject to acceleration upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in our business, operations or financial or other condition. In addition, under the Amended Loan Agreement, Hercules has the right to participate, subject to exceptions as provided in the Amended Loan Agreement, in a cumulative amount of up to $3.0 million in the aggregate, of which $1.0 million has already been exercised, in any future offering of our equity securities for cash that is solely for financing purposes and is broadly marketed to multiple investors.
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

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2019 as part of our Annual Report. In addition, see Note 2 of our consolidated financial statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended March 31, 2020.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not EGCs.

In addition, we are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
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

Item 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to continue to incur losses for the foreseeable future and we may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Without regard to the historical operating results of our predecessor, Arsanis, our net losses were $52.8 million, $33.3 million and $22.0 million for the years ended December 31, 2019, 2018 and 2017 respectively, our net losses were $11.1 million for the three months ended March 31, 2020 and we had an accumulated deficit of $143.2 million as of March 31, 2020. To date, we have financed our operations primarily through issuances of shares of common stock warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. In 2019, we completed a merger with Arsanis and acquired its $26.4 million of cash, cash equivalents and restricted cash. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our infrastructure. We have not generated any revenue from product sales to date. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we conduct additional clinical trials for our product candidates; continue to discover and develop additional product candidates; acquire or in-license other product candidates and technologies; maintain, expand and protect our intellectual property portfolio; hire additional clinical, scientific and commercial personnel; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; seek regulatory approvals for any product candidates that successfully complete clinical trials; establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. For example, we have already experienced delays in clinical trial site activation and slower patient enrollment in some of our clinical trials as a result of the pandemic, which we expect will delay our ability to report data from those trials, and we may encounter additional delays, disruptions and other direct and indirect negative effects of the COVID-19 pandemic on our clinical trials. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

Our ability to generate profits from operations and thereafter to remain profitable depends heavily on:
•the scope, number, progress, duration, endpoints, cost, results and timing of clinical trials and nonclinical studies of our current or potential future product candidates, including in particular the scope, progress, duration, endpoints, cost, results and timing for completion of our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome, our Phase 1b clinical trial of mavorixafor for the treatment of severe congenital neutropenia, or SCN, and our Phase 1b clinical trial of mavorixafor for the treatment of Waldenström’s macroglobulinemia.

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
Based on our current plans, we do not expect to generate significant revenue from product sales unless and until we (or a potential future licensee or collaborator) obtain marketing approval for, and commercialize, one or more of our current or potential future product candidates. Neither we nor a licensee may ever succeed in obtaining marketing approval for, or commercializing, our product candidates and, even if we do, we may never generate revenues that are significant enough to generate profits from operations. Even if we do generate profits from operations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to generate profits from operations and remain profitable would decrease our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

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

As of March 31, 2020, our cash and cash equivalents was $115.1 million, which we believe will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
We will require substantial additional funding to carry out our business plans, including the clinical development of mavorixafor. Further, even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. We cannot be certain that additional funding will be available on acceptable terms, or at all. The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to raise additional capital when needed or in sufficient amounts or on terms acceptable to us, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts of one or more of our product candidates or one or more of our other research and development initiatives.
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
•the effect of competing technological and market developments; and
•business interruptions resulting from pandemics and public health emergencies, including those related to the ongoing COVID-19 pandemic, geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

If we do not raise additional capital in sufficient amounts, or on terms acceptable to us, we may be prevented from pursuing discovery, development and commercialization efforts, which will harm our business, operating results and prospects.

Raising additional capital may cause dilution to our investors, restrict our operations or require us to relinquish rights to our technologies or product candidates. Future debt obligations may expose us to risks that could adversely affect our business, operating results and financial condition and may result in further dilution to our stockholders.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital. We do not have any committed external sources of funds and may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, acquiring or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we default on such indebtedness, we could lose such assets and intellectual property.

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

We have not generated any revenues from product sales since inception and may never become profitable.
To date, we have not generated any revenues from any product sales. Our ability to generate revenue and become profitable depends upon our ability to successfully obtain marketing approval and commercialize our product candidates, including mavorixafor, X4P-002, X4P-003 or other product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we are unable to predict the extent of any future losses and do not know when any of these product candidates will generate revenue for us, if at all. Our ability to generate revenue from mavorixafor or any of our current or future product candidates also depends on a number of additional factors, including our ability to:
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

Risks Related to Development of Our Product Candidates

We depend almost entirely on the success of our lead product candidate, mavorixafor, which we are developing initially for the treatment of WHIM syndrome, for the treatment of SCN, for the treatment of WM and, with a potential strategic partner, for the treatment of ccRCC. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor or any other product candidate.

Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of mavorixafor. We currently have no products for sale and may never be able to develop marketable drug products. We initiated a global Phase 3 pivotal clinical trial of our lead product candidate, mavorixafor, in WHIM patients in the second quarter of 2019, and may be required to complete additional nonclinical studies and clinical trials before we can seek regulatory approval. In the fourth quarter of 2019, we also initiated Phase 1b clinical trials of mavorixafor for the treatment of SCN and WM. While we completed a Phase 2a clinical trial of mavorixafor for the treatment of ccRCC, we do not plan to develop mavorixafor for this indication on our own. Our other programs, including X4P-002 and X4P-003, are still in the preclinical development stage. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:
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

Of the large number of drugs in development in the United States, only a small percentage receive FDA regulatory approval and are commercialized in the United States. We are not permitted to market mavorixafor or any other product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries or jurisdictions, such as the marketing authorization application, or MAA, in the European Union from the European Medicines Agency, or EMA. Prior to submitting an NDA to the FDA for approval of mavorixafor for the treatment of WHIM syndrome, we will need to successfully complete our current Phase 3 pivotal clinical trial of mavorixafor in patients with WHIM syndrome and potentially, we will be required by the FDA to conduct additional clinical trials and/or nonclinical studies to support potential approval. Successfully completing clinical trials and obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA, or a comparable foreign regulatory authority, may delay, limit or deny approval of mavorixafor for the treatment of WHIM syndrome or other indications for many reasons, including, among others:
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

Pursuant to our license agreement with Beth Israel Deaconess Medical Center, we paid an upfront, one-time fee for the rights granted by the license agreement. This license agreement imposes upon us various obligations, including the requirement to provide Beth Israel Deaconess Medical Center with progress reports at regular intervals and to maintain specified levels of insurance. Beth Israel Deaconess Medical Center may terminate the agreement for our non-payment, insolvency or default of material obligations. We have the right to terminate the agreement for any reason upon 90 days’ advance written notice.
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

Furthermore, certain of the above risks and uncertainties may be amplified as a result of the impact of COVID-19. The extent to which COVID-19 may impact our license agreements with Genzyme, Beth Israel Deaconess Medical Center and/or Georgetown University, or any other third-party partner, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

We may experience delays in our current or future clinical trials, including our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome, our Phase 1b clinical trial of mavorixafor for the treatment of SCN, and our Phase 1b clinical trial of mavorixafor for the treatment of WM. As a result of the ongoing COVID-19 pandemic, we have already experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor for the treatment of WHIM syndrome and SCN. We do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. Clinical trials may be delayed, suspended or terminated for a variety of reasons, including the following:

•direct and indirect effects of the ongoing COVID-19 pandemic on various aspects and stages of the clinical development process, including the potential impact to expected site activation, enrollment and participation in our clinical trials;
•the diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic;
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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the rate at which we can recruit and enroll patients in testing our product candidates, and we have made certain assumptions about the rate at which we can enroll patients in our clinical trials. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing mavorixafor and any other current or future product candidates that we may develop as well as completion of required follow-up periods. For example, as a result of the ongoing COVID-19 pandemic, we have experienced, and expect to continue to experience, enrollment at a slower pace at certain of our clinical trial sites than initially expected. In addition, certain of our clinical trial sites have suspended enrollment due to facility closures, quarantine, travel restrictions and other governmental restrictions. As a result, we expect the results from our clinical trials of mavorixafor for the treatment of WHIM syndrome and SCN to be delayed, which we expect will have a material adverse impact on our clinical trial plans and timelines.

If we cannot identify patients to participate in our clinical trials, whether due to COVID-19 or otherwise, or if patients are unwilling to participate in our clinical trials for any reason, including if patients choose to enroll in competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of mavorixafor and any other current or future product candidates that we may develop may be delayed. These delays could result in increased costs, delays in advancing our current or future product candidates, including mavorixafor, X4P-002 or X4P-003, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

Patient enrollment, a significant factor in the duration of clinical trials, is also affected by many factors, including:
•delays or difficulties in clinical site activation, including difficulties in training clinical site investigators and clinical site staff;
•diversion or prioritization of healthcare resources away from the conduct of our clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, particularly for clinical trials that require in-patient monitoring following administration of the product candidate;
•increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or being unable to visit clinical trial locations;
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
•our CROs and our trial sites’ efforts to facilitate timely screening and enrollment in clinical trials and while we will have agreements governing their activities, we have limited control over their actual performance;
•patient referral practices of physicians; and
•our ability to monitor patients adequately during and after treatment, which may be affected by COVID-19.

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

For example, we are aware of only a few small available patient registries for WHIM syndrome, and we rely on various estimates and assumptions to estimate the addressable WHIM syndrome population. Based on a broad online survey of physicians to validate current prevalence estimates and additional research using artificial intelligence, which interrogated a database of more than 300 million anonymized patient records that spanned 10 years of insurance claims, we have updated our estimates and we now estimate there are between 1,800 and 3,700 WHIM patients in the United States, many of which were previously undiagnosed. If the commercial opportunity in WHIM syndrome is smaller than we anticipate, whether because our estimates of the addressable patient population prove to be incorrect or for other reasons, our potential future revenue from mavorixafor may be adversely affected and our business may suffer.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•diversion or prioritization of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic;
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
Our product development costs will increase if we experience delays in testing or marketing approvals. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be redesigned or will be completed on schedule, or at all. We have already experienced delays in clinical trial site activation and slower patient enrollment in our Phase 3 clinical trial of mavorixafor in patients with WHIM syndrome and our Phase 1b clinical trial of mavorixafor in patients with SCN as a result of the ongoing COVID-19 pandemic. Significant preclinical study or clinical trial delays, including as a result of COVID-19, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, if they are approved, or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations.

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

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Risks Related to the Marketing and Commercialization of Our Product Candidates

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

It is possible that we may not be able to obtain or maintain orphan drug designation or exclusivity for our drug candidates, which could limit the potential profitability of our product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for the treatment or prevention of rare diseases or conditions with relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, or the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States. We received orphan drug designation from the FDA for mavorixafor for the treatment of WHIM syndrome in October 2018, and from the EMA in July 2019. If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication during that time period with some exceptions. A similar provision in the European Union allows 10 years of exclusivity in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that marketing exclusivity is no longer justified. Orphan drug exclusivity may be lost in both the United States and Europe under certain situations, such as the inability of the holder of the orphan drug designation to produce sufficient quantities of the drug to meet the needs of patients with the rare disease or condition or for certain other reasons.

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

We will be required to obtain international regulatory approval to market and sell our product candidates outside of the United States.

We will be required to obtain international regulatory approval to market and sell our product candidates outside of the United States. In order to market and sell our products in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The regulatory review and approval process outside the United States generally includes all of the risks associated with obtaining FDA approval, but can involve additional testing and clinical trial requirements and in-country regulatory and/or legal representation. We may need to partner with third parties in order to obtain approvals outside the United States. In addition, in many countries worldwide, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of mavorixafor or any other product candidate by regulatory authorities in the European Union or other countries, the commercial potential of those product candidates may be significantly diminished and our business prospects could decline.

Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and could harm our business.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. If regulatory approval is obtained, sales of any future product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for any future product candidates in the European Union from the European Commission following the opinion of the European Medicines Agency, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of any future product candidates in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for our product candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

If we seek approval to commercialize our product candidates outside of the United States, a variety of risks associated with international operations could harm our business.

If we seek approval of our product candidates outside of the United States, we expect that we will be subject to additional risks in commercialization including:
•different regulatory requirements for approval of therapies in foreign countries;
•reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•foreign reimbursement, pricing and insurance regimes;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters and public health epidemics, such as the ongoing COVID-19 pandemic.

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by many of the individual countries in and outside of Europe with which we will need to comply. Many biopharmaceutical companies have found the process of marketing their own products in foreign countries to be very challenging.

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

Risks Related to Government Regulation

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any drugs on the market, we are, and once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
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
•the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services, or CMS information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals and the ownership and investment interests of physicians and their immediate family members in such manufacturers;
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
•some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, drug pricing or marketing expenditures;
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

In March 2010, the Affordable Care Act, or ACA, became law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the ACA of importance to our product candidates are the following:
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

There remain challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Since January 2017, President Trump has signed Executive Orders and other directives designed to eliminate the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act, or the Tax Act, was enacted, which, among other things, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high-cost employer-sponsored health insurance plans and the medical device excise tax on non-exempt medical devices and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how this litigation and other efforts to repeal and replace the ACA will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These new laws may result in additional reductions in Medicare and other healthcare funding.

There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. While some of these and other measures may require additional authorization to become effective. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we will receive for any approved product. It is possible that additional governmental action may be taken to address the COVID-19 pandemic. For example, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare rate reduction sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Further, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus. Any reduction in payments from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

We do not own or operate facilities for the manufacture of mavorixafor or any other product candidate. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently work exclusively with one manufacturer for the production of mavorixafor, the active pharmaceutical ingredient, or API, and a single manufacturer of mavorixafor finished drug product capsules. We cannot guarantee that these third parties will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic, which could negatively impact our supply chain activities and our clinical supply.

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

Our CROs may also fail to meet expected timelines as a result of circumstances beyond their control, including the ongoing COVID-19 pandemic. As a result of the ongoing COVID-19 pandemic, we have experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor in patients with WHIM and SCN, which could delay our ability to obtain regulatory approval for or successfully commercialize our product candidates.

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

Additionally, if the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to deliver products to clinical trial sites or to generate sales of and revenues from our approved products.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee or third party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and, particularly in light of the work-from-home policies we have implemented in response to the ongoing COVID-19 pandemic and applicable stay-at-home orders, the precautions we take to detect and prevent this activity, such as employee training, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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
•entrance into markets in which we have limited or no prior experience; and
•potential loss of key employees, particularly those of the acquired entity.
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

In March 2013, the United States transitioned to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art prior to the issuance of a patent by the USPTO and may become involved in post-grant review or derivation proceedings for applications filed on or after March 16, 2013, interference proceedings for applications filed before March 16, 2013, ex parte reexamination, or inter partes review challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position with respect to third parties.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

The global coronavirus pandemic is adversely affecting, and is expected to continue to adversely affect, our business, including our clinical trials and preclinical studies.

Our business could be adversely affected by public health crises such as pandemics or similar outbreaks in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third party manufacturers and contract research organizations, or CROs, upon whom we rely. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 or COVID-19, surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States and other countries worldwide, which, among other things, direct individuals to stay at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In March 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic, so our workforce transitioned to working remotely. The effects of the executive orders, the shelter-in-place or stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, because of the challenging immune profile of both immunodeficient patients and cancer patients, COVID-19 may impact our clinical trial patients more significantly than clinical trials with patients who are not immunocompromised. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, stay-at-home and similar government orders related to COVID-19 may adversely impact our business operations and the business operations of our CROs conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. We cannot guarantee that these third parties will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic, which could negatively impact our supply chain activities and our clinical supply. We have experienced challenges in providing trial drugs to patients enrolled in our clinical trials, and we are implementing direct-to-patient shipments from clinical sites. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates, which would adversely impact our ability to carry out our clinical trials.

As a result of the COVID-19 outbreak, or similar pandemics, we are experiencing disruptions that could severely impact our business, clinical trials and preclinical studies, including:

•delays or difficulties in enrolling patients in our clinical trials, including travel restrictions on patients and constraints on the capacity of our clinical trial sites;
•delays or difficulties in clinical site activation, including difficulties in training clinical site investigators and clinical site staff;
•diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, particularly for clinical trials that require in-patient monitoring following administration of the product candidate;
•delays or disruptions in the availability of clinical site staff, who, as healthcare providers, may have heightened exposure to COVID-19, would adversely impact our clinical trial operations;
•interruption of our key clinical trial activities, such as clinical assessments at pre-specified timepoints during the trial and clinical trial site data monitoring, due to limitations on travel imposed or recommended by governmental entities, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
•limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and
•reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could continue to adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic will continue to impact our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, lock-downs, social distancing requirements, business closures in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole.

Our future success depends on our ability to retain executives and to attract, retain and motivate key personnel in a competitive environment for skilled biotechnology personnel.

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

As of March 31, 2020, we had 63 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy. Because of the work-from-home policies we implemented due to COVID-19, information that is normally protected, including company confidential information, may be less secure. Additionally, despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. In addition, due to the COVID-19 pandemic, we have enabled substantially all of our employees to work remotely, which may make us more vulnerable to cyberattacks. Any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research, development and commercialization activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, in addition to possibly requiring substantial expenditures of resources to remedy, any of which could adversely affect our business. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research, development and commercialization efforts could be delayed.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics (including but not limited to the COVID-19 pandemic) and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on a single third-party manufacturer to provide the active pharmaceutical ingredient for mavorixafor and a single third-party manufacturer to provide fill and finish services for the final drug product formulation of mavorixafor for use in clinical trials. Our ability to obtain clinical supplies of product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2019, we had U.S. federal and state NOLs of $181.8 million and $177.4 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act.

Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses, or NOLs, and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. We may have experienced multiple ownership changes since our inception and have not conducted a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since inception. Future ownership changes as defined by Section 382 may further limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

Our term loan contains restrictions that limit our flexibility in operating our business.
In October 2018, we entered into a loan and security agreement, as most recently amended in March 2020, with Hercules, secured by a lien on substantially all of our assets, including intellectual property. This loan contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•sell, transfer, lease or dispose of certain assets;
•incur indebtedness;
•encumber or permit liens on certain assets;
•make certain investments;
•make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and
•enter into certain transactions with affiliates.

The covenants also include, to the extent borrowings on the loan and security agreement exceed $25.0 million, maintaining a minimum liquidity amount of the lesser of (i) $30.0 million or (ii) 6 multiplied by a metric based on prior months’ cash expenditures; provided, however, that from and after the Company’s achievement of certain performance milestones, the required level shall be reduced to the greater of (x) $20.0 million, or (y) 3 multiplied by the current metric based on prior months' cash expenditures. A breach of any of the covenants under the loan and security agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan, the lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the lenders could proceed against the collateral granted to them to secure such indebtedness.

Changes in U.S. tax law may materially adversely affect our financial condition, results of operations and cash flows.
On March 27, 2020, the CARES Act was signed into law. The CARES Act is an approximately $2 trillion emergency economic stimulus package that includes numerous U.S. federal income tax provisions, including the modification of: (i) net operating loss (NOL) rules (as discussed above), (ii) the alternative minimum tax refund and (iii) business interest deduction limitations under Section 163(j) of the Internal Revenue Code of 1986, as amended (the Code).

The Tax Act also significantly changed the U.S. federal income taxation of U.S. corporations. However, there remain uncertainties and ambiguities in the application of certain provisions of the Tax Act and, as a result, we made certain judgments and assumptions in the interpretation thereof. The U.S. Treasury Department and the Internal Revenue Service, or the IRS, may issue further guidance on how the provisions of the Tax Act will be applied or otherwise administered that differs from our current interpretation. In addition, the Tax Act could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation on us. We continue to work with our tax advisors and auditors to determine the full impact the Tax Act and the CARES Act will have on us. We urge our investors to consult with their legal and tax advisors with respect to both the Tax Act and the CARES Act and the potential tax consequences of investing in our common stock.

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

Risks Related to Ownership of Our Common Stock

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
•period-to-period fluctuations in our financial results; and
•general economic, industry, political and market conditions, including, but not limited to the ongoing impact of the COVID-19 pandemic.

In addition, companies trading in the stock market in general, and Nasdaq in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business, financial condition, results of operations and reputation.

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

We anticipate that we will need to raise additional funds through public or private financings, strategic collaborations or other arrangements. The spread of COVID-19, which has caused a broad impact globally, may materially affect our ability to access the capital markets when and if needed. While the long-term economic impact of the COVID-19 pandemic is difficult to assess or predict, it has already significantly disrupted global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. Additional equity financing would be dilutive to our existing stockholders, and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed could materially harm our business, financial condition and results of operations.

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

The current expectation is that we will retain our future earnings to fund the development and growth of our business. In addition, the terms of our debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain, if any, for the foreseeable future. We are prohibited from declaring or paying any cash dividends under our existing loan and security agreement with Hercules.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2019. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When we cease to be an emerging growth company, we will be required to incur substantial additional professional fees and internal costs to expand our accounting and finance functions in order to include such attestation report.

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

In the past, securities class action or shareholder derivative litigation has often followed certain significant business transactions, such as the sale of a business division or announcement of a merger. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future, including litigation, if any, that may result in connection with the Merger. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 20, 2017.	8-K	3.1	11/20/2017	001-38295

3.2	Certificate of Amendment (Reverse Stock Split) to the Restated Certificate of Incorporation of the Company	8-K	3.1	3/13/2019	001-38295

3.3	Certificate of Amendment (Name Change) to the Restated Certificate of Incorporation of the Company	8-K	3.2	3/13/2019	001-38295

3.4	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

10.1+*	Amendment to Amended and Restated Executive Employment Agreement, dated as of March 13, 2019, dated February 13, 2020 by and between the Company and Paula Ragan, Ph.D.

10.2+	Amendment to Amended and Restated Executive Employment Agreement, dated as of February 24, 2020 by and between the Company and Adam S. Mostafa	10-K	10.19	03/12/2020	001-38295

10.3+	Amendment to Executive Employment Agreement, dated as of March 5, 2020, by and between the Company and E. Lynne Kelley	10-K	10.21	03/12/2020	001-38295

10.4+	Amendment to Executive Employment Agreement, dated as of February 24, 2020, by and between the Company and Derek Meisner	10-K	10.23	03/12/2020	001-38295

10.5+	Resignation Agreement and Release, dated March 18, 2020, by and between the Company and E. Lynne Kelley, M.D.	8-K	10.1	03/20/2020	001-38295

10.6	Amendment No. 1 to Loan and Security Agreement, dated March 13, 2020, by and between the Company and Hercules Capital, Inc.	8-K	10.1	03/17/2020	001-38295

10.7	Amendment No. 2 to Master Services Agreement, dated February 28, 2020, by and between X4 Pharmaceuticals Inc. and Mayne Pharma Inc.	10-K	10.37	03/12/2020	001-38295

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith
** The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+ Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X4 PHARMACEUTICALS, INC.

Date: May 7, 2020	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President, Chief Executive Officer and Secretary

Date: May 7, 2020	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer