Form 10-Q
period 2020-06-30
X4 Pharmaceuticals, Inc
filed 2020-08-04
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2020, the registrant had 16,176,154 shares of common stock outstanding.

	PART I: FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS	5
	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2020 and December 31, 2019	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three and Six Months Ended June 30, 2020 and 2019	6
	Condensed Consolidated Statements of Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Equity (unaudited) for the Three and Six Months Ended June 30, 2020 and 2019	7
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2020 and 2019	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
Item 4.	CONTROLS AND PROCEDURES	35
	PART II: OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	36
Item 1A.	RISK FACTORS	36
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	75
Item 3.	DEFAULTS UPON SENIOR SECURITIES	75
Item 4.	MINE SAFETY DISCLOSURES	75
Item 5.	OTHER INFORMATION	75
Item 6.	EXHIBITS	75
SIGNATURES		76

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$103,744	$126,184
Research and development incentive receivable	509	1,998
Prepaid expenses and other current assets	5,634	1,096
Total current assets	109,887	129,278
Property and equipment, net	421	403
Goodwill	27,109	27,109
Right-of-use assets	1,644	1,959
Other assets	3,473	1,949
Total assets	$142,534	$160,698
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,838	$2,088
Accrued expenses	8,003	6,461
Current portion of lease liability	940	898
Total current liabilities	10,781	9,447
Long-term debt, including accretion, net of discount	25,398	20,097
Lease liabilities	1,445	1,918
Other liabilities	26	16
Total liabilities	37,650	31,478
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 and 33,333,333 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 16,176,154 and 16,128,862 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	16	16
Additional paid-in capital	263,313	261,367
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(158,326)	(132,044)
Total stockholders’ equity	104,884	129,220
Total liabilities and stockholders’ equity	$142,534	$160,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
License revenue	$—	$—	$3,000	$—
Operating expenses:
Research and development	9,342	8,854	18,253	14,509
General and administrative	5,316	4,560	9,986	9,343
Total operating expenses	14,658	13,414	28,239	23,852
Loss from operations	(14,658)	(13,414)	(25,239)	(23,852)
Other income (expense):
Interest income	7	394	303	463
Interest expense	(687)	(512)	(1,271)	(911)
Change in fair value of preferred stock warrant liability	—	—	—	(288)
Change in fair value of derivative liability	—	—	—	183
Other income	194	149	235	149
Loss on extinguishment of debt	—	—	(162)	—
Total other income (expense), net	(486)	31	(895)	(404)
Loss before provision for income taxes	(15,144)	(13,383)	(26,134)	(24,256)
Provision for income taxes	—	—	148	—
Net loss	(15,144)	(13,383)	(26,282)	(24,256)
Accruing dividends on Series A convertible preferred stock	—	—	—	(592)
Net loss attributable to common stockholders	$(15,144)	$(13,383)	$(26,282)	$(24,848)
Net loss per share attributable to common stockholders—basic and diluted	$(0.76)	$(1.02)	$(1.31)	$(3.32)
Weighted average common shares outstanding—basic and diluted	20,032	13,177	20,016	7,479

Net loss	$(15,144)	$(13,383)	$(26,282)	$(24,256)
Currency translation adjustments	—	(65)	—	(42)
Total comprehensive loss	$(15,144)	$(13,448)	$(26,282)	$(24,298)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	16,128,862	$16	$261,367	$(119)	$(132,044)	$129,220
Exercise of stock options	13,006	—	96			96
Stock-based compensation expense			613			613
Net loss					(11,138)	(11,138)
Balance at March 31, 2020	16,141,868	16	262,076	(119)	(143,182)	118,791
Exercise of stock options	407	—	2			2
Issuance of shares under employee stock purchase plan	10,057	—	76			76
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	23,822		(14)			(14)
Stock-based compensation expense			1,173			1,173
Net loss					(15,144)	(15,144)
Balance at June 30, 2020	16,176,154	$16	$263,313	$(119)	$(158,326)	$104,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Series Seed, A and B Convertible Preferred		Redeemable Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	40,079,567	$64,675	107,364	$734	351,652	—	$2,151	—	$(79,237)	$(77,086)
Conversion of redeemable common stock into common stock			(107,364)	(734)	107,364	1	733			734
Conversion of convertible preferred shares into common stock	(40,079,567)	(64,675)			3,808,430	4	64,671			64,675
Exchange of common stock in connection with Merger					2,440,582	2	45,539			45,541
Fair value of replacement equity awards							817			817
Reclassification of warrant liability to permanent equity							5,235			5,235
Exercise of stock options					16,483		113			113
Stock-based compensation							262			262
Currency translation adjustment								23		23
Net loss									(10,873)	(10,873)
Balance at March 31, 2019	—	—	—	—	6,724,511	7	119,521	23	(90,110)	29,441
Issuance of common stock and prefunded warrants for the purchase of common stock, net of issuance costs of $931					5,670,000	6	79,291			79,297
Exercise of stock options					700		5			5
Exercise of warrants					33,846		440			440
Stock-based compensation							433			433
Currency translation adjustment								(65)		(65)
Net loss									(13,383)	(13,383)
Balance at June 30, 2019	—	—	—	—	12,429,057	13	199,690	(42)	(103,493)	96,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(26,282)	$(24,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,786	695
Depreciation and amortization expense	102	44
Non-cash lease expense	320	244
Accretion of debt discount	252	369
Loss on extinguishment of debt	162	—
Change in fair value of preferred stock warrant liability	—	288
Change in fair value of derivative liability	—	(183)
Other	(31)	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research and development incentive receivable	(4,201)	13
Accounts payable	(211)	(1,702)
Accrued expenses	1,542	(1,157)
Lease liabilities	(425)	(397)
Net cash used in operating activities	(26,986)	(26,042)
Cash flows from investing activities:
Cash, cash equivalents and restricted cash acquired in connection with the Merger	—	26,406
Acquisition of property, equipment and intangible assets	(564)	(10)
Net cash (used in) provided by investing activities	(564)	26,396
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	175	565
Employee taxes paid related to net share settlement of vested restricted stock units	(14)	—
Proceeds from borrowings under loan and security agreements, net of issuance costs	4,888	9,849
Proceeds from sale of common stock and warrants, net of issuance costs	—	79,291
Repayments of borrowings under loan and security agreement	—	(2,914)
Net cash provided by financing activities	5,049	86,791
Effect of exchange rate changes on cash, cash equivalents and restricted cash	60	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,441)	87,143
Cash, cash equivalents and restricted cash at beginning of period	128,086	8,498
Cash, cash equivalents and restricted cash at end of period	$105,645	$95,641
Supplemental disclosure of non-cash investing and financing activities:

Issuance costs not yet paid	$—	$354
Conversion of convertible preferred stock into common stock	$—	$64,675
Conversion of redeemable common stock into common stock	$—	$734
Conversion of convertible preferred stock warrants into common stock warrants	$—	$5,235
Fair value of net assets acquired in the Merger	$—	$46,358
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of the Business and Basis of Presentation
X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biotechnology company focused on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. The Company’s lead product candidate, mavorixafor, is a potential first-in-class, once-daily, oral inhibitor of CXCR4 and is currently in a Phase 3 clinical trial for the treatment of Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”) syndrome, a rare, inherited, primary immunodeficiency disease caused by genetic mutations in the CXCR4 receptor gene. The Company is also conducting a 14-day, proof-of-concept Phase 1b clinical trial of mavorixafor in patients with severe congenital neutropenia (“SCN”) and a Phase 1b clinical trial of mavorixafor in combination with ibrutinib in Waldenström’s macroglobulinemia (“WM”).
Liquidity—As of June 30, 2020, the Company had $103.7 million of cash and cash equivalents and an accumulated deficit of $158.3 million. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance date of these condensed consolidated financial statements.
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
Impact of the COVID-19 Pandemic— The impact of the COVID-19 pandemic has been and is expected to continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to the Company’s business have included temporary closures of its clinical trial sites or facilities, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing clinical trials, including patient enrollment at a slower pace than projected and the diversion of healthcare resources away from the conduct of the Company’s clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as the Company’s clinical trial sites and hospital staff supporting the conduct of the Company's clinical trials.
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
On March 13, 2019, Arsanis, X4 and Merger Sub completed the Merger pursuant to the terms of the Merger Agreement. Pursuant to the terms of the Merger Agreement, each outstanding share of X4’s common stock and preferred stock was exchanged for 0.5702 shares of Arsanis’ common stock (the “Exchange Ratio”). In addition, all outstanding options exercisable for common stock and warrants exercisable for convertible preferred stock of X4 became options and warrants exercisable for the same number of shares of common stock of Arsanis multiplied by the Exchange Ratio. In connection with the Merger, X4 changed its name to X4 Therapeutics, Inc. Following the closing of the Merger, X4 Therapeutics, Inc. became a wholly-owned

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
subsidiary of the Company, which changed its name to X4 Pharmaceuticals, Inc. As used herein, the words “the Company” refers to, for periods following the Merger, X4 Pharmaceuticals, Inc. (formerly Arsanis, Inc.), together with is direct and indirect subsidiaries, and for periods prior to the Merger, X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.), and its direct and indirect subsidiaries, as applicable.

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
Risks and Uncertainties—With the global spread of the ongoing COVID-19 pandemic in the first half of 2020, the Company has implemented and continues to evaluate business continuity measures designed to address and mitigate the impact of the COVID-19 pandemic on its business. The COVID-19 pandemic has impacted and is expected to continue to impact the clinical development timelines for certain of the Company's clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. While the Company is experiencing limited financial impacts at this time, the duration and intensity of these impacts and resulting disruption to the Company's operations is uncertain and the Company will continue to assess the financial impact.

In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its business plan and strategy, as well as risks and uncertainties common to companies in the biotechnology industry with research and development operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its product candidates; delays or problems in obtaining clinical supply, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing its intellectual property rights; and the challenges of complying with applicable regulatory requirements. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it is expected also to have the effect of heightening many of the other risks and uncertainties discussed above.
Principles of Consolidation— The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including X4 Pharmaceuticals (Austria) GmbH, which is incorporated in Vienna, Austria (“X4 GmbH”), and X4 Therapeutics, Inc. All significant intercompany accounts and transactions have been eliminated.
Unaudited Interim Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2019 that is presented in these interim consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP"). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and cash flows have been made. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Use of Estimates— The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the impairment or lack of impairment of long-lived assets including operating lease right-of-use assets and goodwill, and the constraint of variable consideration from contracts with customers. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The COVID-19 pandemic has impacted and is expected to continue to impact the clinical development timelines for certain of the Company's clinical programs. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of June 30, 2020 and December 31, 2019.
Restricted Cash—

(in thousands)	As of June 30, 2020	As of December 31, 2019
Letter of credit security: Cambridge lease	$264	$264
Letter of credit security: Waltham lease	250	250
Letter of credit security: Vienna Austria lease	93	94
Letter of credit security: Allston lease	1,144	1,144
Corporate credit card collateral	150	150
Total restricted cash (non-current)	$1,901	$1,902

In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum of the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of June 30, 2020, December 31, 2019, June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$103,744	$126,184	$90,180	$8,134
Restricted cash, current portion	—	—	3,163	—
Restricted cash, non-current	1,901	1,902	2,298	364
Total cash, cash equivalents and restricted cash	$105,645	$128,086	$95,641	$8,498

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Given the declaration of the COVID-19 pandemic and associated volatility reflected in the global financial markets and uncertain impact on the Company’s operations, management conducted an interim test of its goodwill as of March 31, 2020 and determined that goodwill was not impaired as of that date. There were no additional triggering events during the three months ended June 30, 2020 that necessitated an interim impairment test of goodwill.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. License, Collaboration and Funding Agreements
There were no material modifications of the Company’s license, collaboration or funding agreements during the three months ended June 30, 2020.
Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses incurred by the Company’s subsidiary in Austria. Under the program, the reimbursement rate for qualifying research and development expenses incurred by the Company through its subsidiary in Austria is 14% for the years ended December 31, 2020 and 2019. As of June 30, 2020, the amount due under the program is $0.5 million, which amount was included in research and development incentive receivable in the condensed consolidated balance sheet. During the three and six months ended June 30, 2020, the Company recorded $85 thousand and $171 thousand of income, respectively, related to the program within the condensed consolidated statements of operations as “other income”.
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
Following the closing of a qualified financing (as such term is defined in the Abbisko Agreement), Abbisko is required pay the Company a one-time, non-refundable, non-creditable financial milestone payment of $3.0 million. Abbisko achieved such qualified financing in March 2020 and, as a result, the Company was eligible to receive the milestone payment, which was received by the Company in April 2020. The Company is also eligible to receive potential development and regulatory milestone payments, which vary based on the number of indications developed, and potential commercial milestone payments based on annual net sales of mavorixafor-based licensed products.
Upon entering into the Abbisko Agreement, the Company evaluated the agreement under Accounting Standards Codification Topic 606 (“ASC 606”) and determined the agreement contained a single performance obligation related to the exclusive license to develop and commercialize mavorixafor and the transfer of know-how that was satisfied at the inception of the arrangement. The transaction price related to the transfer of the license and know-how was fully constrained at the inception of the arrangement and the Company ascribed no transaction price to the development, regulatory and commercial milestones under the “most-likely-amount” method. The Company concluded that any consideration related to the initial transfer of the license and know-how will be recognized when it is probable that Abbisko will achieve the related financial milestone and other operational milestones. As a result of Abbisko’s achievement of the qualified financing, the Company reversed the constraint related to this milestone and recognized $3.0 million of license revenue during the three months ended March 31, 2020.
As of June 30, 2020, Abbisko has not achieved any additional development or regulatory operational milestones, other than as noted above and, therefore, the Company continues to fully constrain the value of any future milestone payments. The Company will continue to re-evaluate the transaction price and associated constrained amounts in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

4. Fair Value of Financial Assets and Liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements as of June 30, 2020 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$46,811	$5,245	$—	$52,056
	$46,811	$5,245	$—	$52,056
Liabilities: None

	Fair Value Measurements as of December 31, 2019 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$23,638	$39,999	$—	$63,637
	$23,638	$39,999	$—	$63,637
Liabilities: None
The Company’s cash equivalents consisted of money market funds invested in U.S. Treasury securities. The money market funds were valued based on reported market pricing for the identical assets, which represents a Level 1 measurement, or by using inputs observable in active markets for similar securities, which represents a Level 2 measurement.

During the six months ended June 30, 2020, the Company refinanced its Amended and Restated Loan and Security Agreement (as defined in Note 7) with Hercules Capital Inc. (“Hercules”). The debt refinancing was deemed to be an extinguishment of the June 2019 Amended and Restated Loan and Security Agreement (the “previous debt”) in exchange for the Amended Loan Agreement (the “new debt”) as further described in Note 7. The loss on extinguishment was calculated as the difference between the carrying amount of the previous debt and the fair value of the new debt, which is a non-recurring Level 3 measure. The fair value of the new debt was calculated based on the cash flows of the new debt, including end-of-term payments, interest payments, principal payments and lender fees, discounted to present value using the appropriate market rate. The market rate is a significant unobservable input. The Company developed a range of market rates in reference to the Company's recent borrowing activities with this lender, which are deemed to be reflective of the market rate. The Company considered a range from 10.5% to 12.5% and determined that 11.5% represented a reasonable rate for purposes of determining the fair value of the new debt, which was $25.3 million.

5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Leasehold improvements	$299	$299
Furniture and fixtures	148	139
Computer equipment	37	37
Software	33	33
Lab equipment	270	159
	787	667
Less: Accumulated depreciation and amortization	(366)	(264)
	$421	$403
Depreciation and amortization expense related to property and equipment was $102 thousand and $44 thousand for the six months ended June 30, 2020 and 2019 respectively.

6. Accrued Expenses
Accrued expenses consisted of the following:

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	June 30, 2020	December 31, 2019
Accrued employee compensation and benefits	$2,753	2,916
Accrued external research and development expenses	2,649	1,977
Accrued professional fees	966	1,347
Accrued lease construction costs	1,263	—
Other	372	221
	$8,003	$6,461

7. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Principal amount of long-term debt	$25,000	$20,000
Debt discount, net of accretion	234	(317)
Cumulative accretion of final payment due at maturity	164	414
Long-term debt, including accretion	$25,398	$20,097
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

On March 13, 2020, the Company entered into a First Amendment to the Amended and Restated Loan and Security Agreement dated June 27, 2019 (collectively the “Amended Loan Agreement”) with Hercules, which provides for aggregate maximum borrowings of up to $50.0 million. The Amended Loan Agreement provides for (i) a term loan of $25.0 million, including the $20.0 million previously outstanding under the Amended and Restated Loan Agreement and an additional $5.0 million drawn at the closing of the first amendment on March 13, 2020, (ii) subject to the achievement of certain performance milestones and other conditions, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $7.5 million through June 30, 2021, (iii) subject to the achievement of certain performance milestones and conditions, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $7.5 million through June 30, 2022 and (iv) subject to Hercules investment committee’s sole discretion, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $10.0 million through December 31, 2022.

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

Borrowings under the Amended Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for their intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property). Under the Amended Loan Agreement, the Company has agreed to affirmative and negative covenants to which it will remain subject until maturity or repayment of the loan in full. The covenants include, without limitation:

(a) Effective upon the date the outstanding principal amount of the advances under the Amended Loan Agreement exceeds $25.0 million, which has not yet occurred, the Company at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than or equal to the greater of (i) $30.0 million or (ii) 6 multiplied by a metric based on prior months’ cash expenditures (“RML”); provided, however, that from and after the Company’s achievement of certain performance milestones, the required level shall be reduced to the greater of (x) $20.0 million, or (y) 3 multiplied by the current RML; and provided further, that subject to the achievement of certain milestones, this covenant shall be extinguished.

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
The Company recognized aggregate interest expense under its loan agreements with Hercules of $686 thousand and $1.3 million during the three and six months ended June 30, 2020, respectively, and $382 thousand and $739 thousand for the three and six months ended June 30, 2019, respectively. Interest expense includes $133 thousand and $252 thousand for the three and six months ended June 30, 2020, respectively, related to the accretion of the debt discount and the final payment. The annual effective interest rate of the Amended Loan Agreement as of June 30, 2020 is 10.7%. There were no principal payments due or paid under the Amended Loan Agreement during the six months ended June 30, 2020.
As of June 30, 2020, future principal payments and the final payment due under the Amended Loan Agreement were as follows (in thousands):

Year Ending December 31,	Total
2020	$—
2021	—
2022	14,871
2023	10,129
Long-term debt	$25,000

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Leases
The Company has lease agreements for its facilities in Cambridge, Massachusetts, which is the Company’s principal executive offices; Vienna, Austria, which is the Company’s research and development center; Waltham, Massachusetts, Arsanis' former research offices which the Company has sublet to a third party; and Allston, Massachusetts, as further discussed below. There are no restrictions or financial covenants associated with any of the lease agreements.
Cambridge Lease— In August 2017, the Company entered into a non-cancellable operating lease agreement for office space of approximately thirteen thousand square feet in Cambridge, Massachusetts (“Cambridge Lease”) which had an original expiration date of July 31, 2022. The Company reached an agreement with the landlord on July 17, 2020 to terminate the lease effective September 30, 2020 in exchange for a fee. The Company will account for the lease modification prospectively from the date of the termination through the new term of the lease, which is September 30, 2020. Given this triggering event, the Company reviewed the Cambridge Lease right-of-use asset as of June 30, 2020 and has concluded that such asset was not impaired.
Waltham Lease— The Company leases approximately six thousand square feet of office space in Waltham, Massachusetts (“Waltham Lease”). The Waltham Lease, as amended, commenced on January 1, 2019, and expires approximately five years from the commencement date. The base rent is approximately $262 thousand annually. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. The Company is subleasing the space to a third party for the duration of the lease. The right-of-use asset is being amortized to rent expense over the five-year term of the lease.
Vienna Austria Lease— The Company has an operating lease, as amended, for approximately four hundred square meters of laboratory and office space in Vienna, Austria, (“Vienna Austria Lease”) which commenced on March 1, 2019, as amended, for a term of 2 years. The lease is cancellable by the Company upon three months’ notice with no penalty. The annual base rent is approximately $155 thousand. The Company has classified this lease as a short-term lease as it is not reasonably certain that the Company will not terminate the lease within one year and, accordingly, the lease is not recorded a right-of-use asset. Accordingly, rent expense is recorded on a straight-line basis as incurred over the term of the lease.
Allston Lease— On November 11, 2019, the Company entered into a lease agreement for approximately 28,000 square feet of office space currently under construction in a building located in Allston, Massachusetts (“Allston Lease”). The office space is expected to replace the Company’s current headquarters located in Cambridge, Massachusetts. The Company intends to move into the premises upon the completion of construction, which is anticipated to be in 2020. Monthly rent payments under the Allston Lease commenced in May 2020, reflecting a 180-day rent-free period following the execution of the Allston Lease. Base rental payments will be approximately $1.0 million annually, plus certain operating expenses. The term of the Allston Lease will continue until November 2026, unless earlier terminated in accordance with the terms of the Allston Lease. The Company has the right to sublease the premises, subject to landlord consent. The Company also has the right to renew the Allston Lease for an additional five years at the then prevailing effective market rental rate. The Company is required to maintain a security deposit in the form of a letter of credit for $1.1 million for the benefit of the landlord.

For the Allston Lease, the Company is participating in the construction of the office space and has incurred construction costs to prepare the office space for its use, which have been partially reimbursed by the landlord. The Company has concluded that these construction costs generate and enhance the landlord’s assets and, as such, costs that are not reimbursed have been classified as prepaid rent and will be reclassified to a right-of-use asset on the commencement date of the Allston Lease. The lease commencement date had not occurred as of June 30, 2020, as the Company and the landlord continue to construct the landlord's asset. The Company currently expects that the commencement date will occur during the third quarter, at which time the Company will recognize a lease liability reflecting the future rent payments for the term of the Allston Lease discounted at the Company's collateralized borrowing rate, and a right-of-use asset measured as the lease liability plus the prepaid rent incurred to date. The Company will begin to amortize the right-of-use asset to rent expense following the commencement date through the term of the Allston Lease.
As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of lease expense for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease Cost	2020	2019	2020	2019
Fixed operating lease cost	$216	$198	$434	$385
Short-term lease costs	38	38	76	46
Total lease expense	$254	$236	$510	$431
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$242	$266	$484	$467
Sublease income	$48	$—	$97	$—
Weighted-average remaining lease term—operating leases	2.6 years
Weighted-average discount rate—operating leases	9.0%

Maturities of lease liabilities due under lease agreements that have commenced as of June 30, 2020 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2020	$545
2021	1,098
2022	754
2023	263
Total lease payments	2,660
Less: interest	(275)
Total operating lease liabilities as of June 30, 2020	$2,385

9. Commitment and Contingencies
The Company has agreements with clinical research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trial of mavorixafor for the treatment of WHIM syndrome, WM and SCN. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company also has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2020 or December 31, 2019.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
License Agreements— In February 2017, Arsanis entered into an option and license agreement with Adimab to obtain rights to certain RSV antibodies, which are being used in the ASN500 program. The Company exercised this option for an up-front payment of $250 thousand. In July 2019, the Company transferred the intellectual property related to the ASN500 program through an exclusive, worldwide license with a third party. The third party subsequently cancelled the sublicense agreement effective October 2020. The Company is obligated to make payments to Adimab based on future clinical and regulatory milestones of up to approximately $25.0 million, as well as royalty payments on a product-by-product and country-by-country basis of a mid-single-digit percentage based on net sales of products based on certain RSV antibodies during the applicable term for such product in that country.
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

10. Preferred and Common Stock Warrants
In connection with its issuance of common stock in public offerings that closed on April 16, 2019 and November 29, 2019, the Company issued 3,900,000 Class A warrants, which are exercisable for the Company’s common stock, and 5,416,667 Class B warrants, which are exercisable for shares of the Company’s common stock or prefunded warrants to purchase shares of the Company's common stock. The Class A warrants have an exercise price of $13.20 per share, expire on April 15, 2024 and were immediately exercisable. The Class B warrants were immediately exercisable upon issuance, have an exercise price of $15.00 per share and expire on a date that is the earlier of (a) the date that is 30 calendar days from the date on which the Company issues a press release announcing top-line data from its Phase 3 clinical trial of mavorixafor for the treatment of patients with WHIM syndrome (or, if such date is not a business day, the next business day) and (b) November 28, 2024. In addition, in connection with the April 16, 2019 and November 29, 2019 offerings, the Company issued 2,130,000 and 1,750,000 prefunded warrants, respectively, for proceeds of $10.999 and $11.999 per share, respectively. Each of the prefunded warrants is exercisable into 1 share of the Company's common stock, has a remaining exercise price of $0.001 per share and was immediately exercisable upon issuance.

Prior to the Merger (see Note 1), the Company issued warrants for the purchase of its convertible preferred stock. Upon the closing of the Merger, pursuant to the Merger Agreement, all of the outstanding X4 preferred stock was converted to Arsanis common stock and the X4 preferred stock warrants converted to warrants for the purchase of common stock.
The following table provides a roll forward of outstanding warrants for the six month period ended June 30, 2019:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable warrants to purchase preferred shares as of December 31, 2018	5,146,400	$1.94	4.23
Conversion of warrants to purchase preferred shares to warrants for the purchase of common stock and adjusted for the Exchange Ratio and Reverse Stock Split	(4,657,350)
Issuance of warrants for the purchase of common stock	6,035,000	12.43
Exercised	(33,846)	13.20
Cancelled	—	—
Outstanding warrants to purchase common shares as of June 30, 2019	6,490,204	$13.03	3.15

The following table provides a roll forward of outstanding warrants for the six month period ended June 30, 2020:

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable warrants to purchase common shares as of December 31, 2019	13,656,871	$13.68	4.59
Issued	—
Exercised	—
Cancelled	—
Outstanding and exercisable warrants to purchase common shares as of June 30, 2020	13,656,871	$13.68	4.09

As of June 30, 2020, the Company’s outstanding warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price	Classification	Expiration Date
August 14, 2015	81,228	$21.78	Equity	August 14, 2020
August 21, 2015	69,603	$21.78	Equity	August 21, 2020
October 25, 2016	5,155	$19.78	Equity	October 24, 2026
November 1, 2017	130,609	$19.78	Equity	October 31, 2020
November 17, 2017	8,442	$19.78	Equity	November 16, 2020
December 4, 2017	5,661	$19.78	Equity	December 3, 2020
December 28, 2017	6,925	$19.78	Equity	December 27, 2020
December 28, 2017	115,916	$19.78	Equity	December 28, 2027
September 12, 2018	25,275	$19.78	Equity	September 12, 2021
September 12, 2018	20,220	$19.78	Equity	September 12, 2028
October 19, 2018	20,016	$19.78	Equity	October 19, 2028
March 13, 2019	5,000	$19.80	Equity	March 12, 2029
April 16, 2019	3,866,154	$13.20	Equity	April 15, 2024
April 16, 2019	2,130,000	$11.00	Equity	n/a
November 29, 2019	5,416,667	$15.00	Equity	November 28, 2024
November 29, 2019	1,750,000	$12.00	Equity	n/a
	13,656,871

11. Common Stock
Common Stock— On June 10, 2020, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of the Company's authorized shares of common stock, par value $0.001 per shares, from 33,333,333 shares to 125,000,000 shares. As of June 30, 2020, the Company’s Restated Certificate of Incorporation, as amended through such date (the “Restated Certificate”), authorized the Company to issue 125,000,000 shares of common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
.
12. Stock-Based Compensation
Summary of Plans— Upon completion of the Merger with Arsanis on March 13, 2019, X4’s 2015 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2015 Plan”), Arsanis’ 2017 Equity Incentive Plan (the “2017 Plan”) and Arsanis’ 2017 Employee Stock Purchase Plan (the “2017 ESPP”) were assumed by the Company. In June 2019, the Company adopted the 2019 Inducement Equity Incentive Plan (the “Inducement Plan” and collectively with the 2015 Plan, 2017 Plan and 2017 ESPP, the “Plans”). These plans are administered by the Board of Directors or by a committee of the Board of Directors. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of the stock option may not be greater than ten years. Incentive stock options granted to employees and restricted stock awards granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. Non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over three or four years. Shares that are expired, terminated, surrendered or canceled under the Plans without having been fully exercised will be available for future awards. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2015 Employee, Director and Consultant Equity Incentive Plan— In 2015, the Board of Directors and shareholders of the Company adopted the 2015 Plan, which provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, directors and consultants of the Company. The total number of shares of common stock that may be issued under the 2015 Plan is 969,340 shares. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2015 Plan. As of June 30, 2020, there were a de minimis number shares available for issuance under the 2015 Plan.
2017 Equity Incentive Plan— Under the 2017 Plan, the Company may grant incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Incentive stock options may be granted only to the Company’s employees, including officers and directors who are also employees. Awards other than incentive stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. On June 10, 2020, the Company's stockholders approved the amendment and restatement of the 2017 Plan (the “Amended and Restated 2017 Plan”). The amendments increased the number of shares of common stock reserved for issuance under the 2017 Plan by an additional 474,465 shares (subject to adjustment for certain corporate events) and amended the “evergreen” provision of the 2017 Plan to provide for an automatic increase in the share reserve on the first day of each year, beginning on January 1, 2021 and ending on January 1, 2027, by an amount equal to the lesser of (a) 4% of the Company's outstanding shares on such date and (b) a number of shares determined by the Board of Directors. As of June 30, 2020, approximately 3,980 shares were available for future issuance under the Amended and Restated 2017 Plan.
2017 Employee Stock Purchase Plan— The 2017 ESPP provides participating employees with the opportunity to purchase shares of the Company’s common stock at defined purchase prices over three-month offering periods. For the six months ended June 30, 2020, 10,057 shares of common stock were issued under the 2017 ESPP.
2019 Inducement Equity Incentive Plan— On June 17, 2019, the Board of Directors approved the adoption of the Inducement Plan, which is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company (or following a bona fide period of non-employment), as an inducement material to such individual’s entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). Following an amendment to the Inducement Plan approved by the Board of Directors in December 2019, the total number of shares of common stock that may be issued under the Inducement Plan is 400,000 shares. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the Inducement Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants. As of June 30, 2020, approximately 116,750 shares were available for future issuance under the Inducement Plan.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non- employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	2.0%	0.7%	2.1%
Expected term (in years)	6.0	6.1	6.0	6.0
Expected volatility	95.5%	88.0%	94.8%	88.9%
Expected dividend yield	0%	0%	0%	0%

Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,297,029	$17.05	8.4	$1,286
Granted	377,237	9.53
Exercised	(13,413)	7.38
Forfeited	(135,706)	23.82
Outstanding as of June 30, 2020	1,525,147	$14.68	8.3	$852
Exercisable as of June 30, 2020	609,523	$21.17	7.1	$630
Vested and expected to vest as of June 30, 2020	1,320,996	$14.83	8.2	$809

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $36 thousand and $130 thousand, respectively. The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2020 and 2019 was $7.23 and $11.92, respectively.

Restricted Stock Units— The following table summarizes the Company's restricted stock unit activity for the six months ended June 30, 2020

Number of Shares
Unvested as of December 31, 2019	101,773
Granted	657,981
Vested	(25,359)
Forfeited	(8,155)
Unvested as of June 30, 2020	726,240

During the three months ended June 30, 2020, the Company granted 655,481 performance based restricted stock units, which will vest in part based on the Company's achievement of operational milestones and over time thereafter for the subsequent two years as the grantee continues to provide services to the Company. As of June 30, 2020, none of the performance criteria had been met. The Company believes that the achievement of the operational milestones is probable and, accordingly, stock-based compensation expense has been recognized for the awards using the accelerated attribution model based on the fair value of the

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
awards as of the date of grant, which was June 10, 2020, and management's best estimate of the date each operational milestone will be achieved. The Company will update its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited.
Stock-Based Compensation— As of June 30, 2020, total unrecognized compensation expense related to unvested stock options and restricted stock units was $10.7 million, which is expected to be recognized over a weighted average period of 2.6 years.

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expense	$509	$214	$705	$298
General and administrative expense	664	219	1,081	397
Total stock-based compensation	$1,173	$433	1,786	695

13. Income Taxes
The Company did not record a federal or state income tax benefit for its losses for the three months ended June 30, 2020 and 2019, respectively, or the six month period ended June 30, 2019, due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets in all jurisdictions. For the six months ended June 30, 2020, the Company recorded a tax provision of $148 thousand related to local withholdings on a milestone payment received from a customer in a foreign jurisdiction.

14. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss	$(15,144)	$(13,383)	$(26,282)	$(24,256)
Accruing dividends on Series A convertible preferred stock	—	—	—	(592)
Net loss attributable to common stockholders	$(15,144)	$(13,383)	$(26,282)	$(24,848)
Denominator:
Weighted average common shares outstanding—basic and diluted	20,032	13,177	20,016	7,479
Net loss per share attributable to common stockholders— basic and diluted	$(0.76)	$(1.02)	$(1.31)	$(3.32)

The Company has included 107,371 shares of redeemable common stock, which were converted to common shares upon the Merger on March 13, 2019, in its computation of basic and diluted weighted average common shares outstanding for the six months ended June 30, 2019 as this class of stock participated in losses similarly to other common stockholders. Basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2020 also include the weighted average effect of 3,880,000 pre-funded warrants for the purchase of common shares for which the remaining unfunded exercise price is less than $0.01 per share.
The Company’s potentially dilutive securities include outstanding stock options, restricted stock units and warrants to purchase shares of common stock for the three and six months ended June 30, 2020 and 2019. All potentially dilutive securities have

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	1,525,147	1,273,532	1,525,147	1,273,532
Unvested restricted stock units	726,240	116,689	726,240	116,689
Warrants to purchase common stock (excluding prefunded warrants, which are included in basic shares outstanding)	9,776,871	4,360,204	9,776,871	4,360,204
	12,028,258	5,750,425	12,028,258	5,750,425

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 12, 2020, or the Annual Report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Such factors may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the overall global economy.
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

We have completed a Phase 2 clinical trial of mavorixafor in patients with Warts, Hypogammaglobulinemia, Infections, and Myelokathexis, or WHIM, syndrome, which is a rare, inherited primary immunodeficiency disease. In June 2019, we initiated 4WHIM, a pivotal, 52-week Phase 3 global clinical trial of mavorixafor for the treatment of patients with WHIM syndrome. In November 2019, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation for mavorixafor for the treatment of adults with WHIM. We continue to expect that the timing of reporting of top-line data from this trial will be delayed into 2022 due to the impact of the ongoing COVID pandemic. We are also investigating mavorixafor in combination with axitinib (Inlyta®), an FDA-approved small molecule tyrosine kinase inhibitor, in the Phase 2a portion of an open-label Phase 1/2 clinical trial in patients with clear cell renal cell carcinoma, or ccRCC. In September 2019, we announced positive results from the Phase 2a portion of this trial. We plan to pursue future development and potential commercialization of mavorixafor in ccRCC and other possible immuno-oncology indications only as part of a potential strategic collaboration.

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

Our Pipeline

COVID-19 Business Update
In light of the global spread of the ongoing COVID-19 pandemic in the first half of 2020, we have implemented business continuity measures designed to address and mitigate the impact of the COVID-19 pandemic on our employees, our business, including our clinical trials, supply chains and third-party providers. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans and response strategy. In March 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. As a result, our workforce transitioned to working remotely and we continued to work remotely through June 30, 2020, even as governmental restrictions have started to relax. We are currently preparing plans to open our new office in Allston in the fourth quarter of 2020 and anticipate allowing employees to return to the office once that facility opens. Our return-to-work plan will be a phased approach that is principles-based and local in design, with a focus on patient continuity, employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Clinical Development
With respect to clinical development, we continue to implement risk-based approaches in accordance with FDA and EMA COVID guidance, which includes virtual and remote patient visits and monitoring where possible, while prioritizing patient safety, maintaining trial continuity and preserving data integrity. We have experienced, and expect to continue to experience, a disruption or delay in our ability to initiate trial sites and/or enroll and assess patients in several of our clinical programs as a result of the ongoing COVID-19 pandemic. We have experienced challenges in providing trial drugs to patients enrolled in our clinical trials, and where necessary and practical, have implemented direct-to-patient shipments from clinical sites. While not currently impacted, we could foresee an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations, or CROs, or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience further disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Supply Chain
We are working closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our clinical supply as a result of the COVID-19 pandemic. We currently have business continuity plans in place and expect to have adequate global supply of mavorixafor through 2020. To best support our patients, we are working with our vendors to provide the option for direct-to-patient drug shipments from clinical sites. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems we could experience disruptions to our supply chain and operations, which would adversely impact our ability to carry out our clinical trials.

Regulatory Activities
We expect that we could experience delays in the timing of review and/or our interactions with the FDA or the European Commission, or EC, due to, for example, absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of efforts of the FDA or EC and attention to approval of other therapeutics or other activities related to COVID-19, which could delay approval decisions with respect to the preparation and submission to the FDA of a new drug application, or NDA, or the preparation and submission to the EC of a Marketing Authorization Application, or MAA, and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

Financial Impact
The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2020 and 2019
The following table summarizes the results of our operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
License revenue	$—	$—	$—	$3,000	$—	$3,000
Operating expenses:
Research and development	9,342	8,854	488	18,253	14,509	3,744
General and administrative	5,316	4,560	756	9,986	9,343	643
Total operating expenses	14,658	13,414	1,244	28,239	23,852	4,387
Loss from operations	(14,658)	(13,414)	(1,244)	(25,239)	(23,852)	(1,387)
Other income (expense):
Interest income	7	394	(387)	303	463	(160)
Interest expense	(687)	(512)	(175)	(1,271)	(911)	(360)
Change in fair value of preferred stock warrant and derivative liabilities	—	—	—	—	(105)	105
Loss on extinguishment of debt	—	—	—	(162)	—	(162)
Other income	194	149	45	235	149	86
Total other income (expense), net	(486)	31	(517)	(895)	(404)	(491)
Loss before provision for income taxes	(15,144)	(13,383)	(1,761)	(26,134)	(24,256)	(1,878)
Provision for income taxes	—	—	—	148	—	148
Net loss	$(15,144)	$(13,383)	$(1,761)	$(26,282)	$(24,256)	$(2,026)

License Revenue
There was no license revenue recorded for the three months ended June 30, 2020 or 2019. For the six months ended June 30, 2020, we recorded $3.0 million in revenue related to our license agreement with Abbisko due to the achievement of a financial milestone in March 2020. There was no similar revenue recorded in the six months ended June 30, 2019. Pursuant to our agreement with Abbisko, we are eligible to receive potential development and regulatory milestone payments, which vary based on the number of indications developed, and potential commercial milestone payments based on annual net sales of mavorixafor-based licensed products. The transaction price related to these milestones has been allocated to the delivery to Abbisko of the license to develop and commercialize mavorixafor, was satisfied at the inception of the arrangement in July 2019 and has been fully constrained. We have determined that the future sales of clinical and commercial supplies to Abbisko represent optional goods that will be recognized as revenue at a point in time when such clinical or commercial supply is delivered to Abbisko in the future. With respect to the remaining operational milestones, we will re-evaluate the constraint on the transaction price associated with these milestones in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Direct research and development expenses by product candidate:
Mavorixafor (X4P-001)	$5,080	$5,419	$(339)	$9,619	$8,270	$1,349
X4P-002	149	57	92	508	141	367
X4P-003	230	210	20	332	218	114
Unallocated expense	3,883	3,168	715	7,794	5,880	1,914
Total research and development expenses	$9,342	$8,854	$488	$18,253	$14,509	$3,744

Research and development expenses were $9.3 million for the three months ended June 30, 2020, compared to $8.9 million for the three months ended June 30, 2019. The higher research and development expenses for the three months ended June 30, 2020 was primarily due to an increase in unallocated expenses, primarily due to an increase in compensation expenses for additional personnel within our manufacturing, regulatory and clinical operations functions, partially offset by a reduction in clinical expenses related to mavorixafor in the current quarter as compared to higher clinical expenses the second quarter of 2019 related to the preparation for the start of 4WHIM. Research and development expenses were $18.3 million for the six months ended June 30, 2020, compared to $14.5 million for the six months ended June 30, 2019. The increase in research and development expenses for the six months ended June 30, 2020 as compared to the same period in the prior year was primarily due to an increase in unallocated expenses, primarily due to an increase in compensation expenses due to additional personnel within our manufacturing, regulatory and clinical operations functions.
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
General and administrative expenses were $5.3 million for the three months ended June 30, 2020, compared to $4.6 million for the three months ended June 30, 2019. General and administrative expenses were $10.0 million for the six months ended June 30, 2020, compared to $9.3 million for the six months ended June 30, 2019. The increase in general and administrative expenses in each period was primarily due to an increase in general and administrative personnel as well as increases in stock-based compensation. These increases were partially offset by a reduction in outside consulting expenses. We expect general and administrative expenses will grow during 2020 as we continue to build out the general and administrative functions.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Interest income	$7	$394	$(387)	$303	$463	$(160)
Interest expense	(687)	(512)	(175)	(1,271)	(911)	(360)
Change in fair value of preferred stock warrant and derivative liabilities	—	—	—	—	(105)	105
Loss on extinguishment of debt	—	—	—	(162)	—	(162)
Other income	194	149	45	235	149	86
Total other income (expense), net	$(486)	$31	$(517)	$(895)	$(404)	$(491)
Other expenses, net, for the three and six months ended June 30, 2020 were higher as compared to the same periods in the prior year due to a reduction in interest income as a result of a general decline in interest rates on our cash equivalent investments and an increase in interest expense on our borrowings due to higher average outstanding borrowings on our Hercules facility.
Provision for Income Taxes
For the three months ended June 30, 2020, we did not record an income tax benefit for our losses as we have determined that a full valuation allowance is required on our net deferred tax assets in all jurisdictions. For the six months ended June 30, 2020, we recorded a $0.1 million income tax provision related to local withholdings related to a milestone payment received from a customer in a foreign jurisdiction. No income tax benefit or expense was recorded in the prior year periods due to requirement for a full valuation allowance against our net deferred tax assets in all jurisdictions.

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

As of June 30, 2020, our cash and cash equivalents were $103.7 million, and our restricted cash balance was $1.9 million. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months from the issuance of these condensed consolidated financial statements. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our future operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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

Allston Lease
On November 11, 2019, we entered into a lease agreement for approximately 28,000 square feet of office space currently under construction in a building located in Allston, Massachusetts. The office space is expected to replace our current headquarters located in Cambridge, Massachusetts. Subject to the uncertainties surrounding COVID-19, we intend to move into the premises upon the completion of construction, which is anticipated to be in late third quarter or early fourth quarter of 2020. Monthly rent payments under the lease commenced in May 2020, reflecting a 180-day rent-free period following the execution of the lease, and will be approximately $1.0 million annually, plus certain operating expenses, over the 7-year term of the lease.

We are participating in the construction of the office space and have incurred approximately $2.9 million of construction costs to prepare the office space for its use, of which $1.5 million had been reimbursed by the landlord through June 30, 2020. We expect to incur an additional $2.1 million of construction and leasehold improvement costs during the second half of 2020 as we complete the construction of the office space. Construction costs that are not reimbursed by the landlord are classified as a long-term asset on our consolidated balance sheet and will be reclassified to a right-of-use asset upon completion of the landlord's portion of the office space.
Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net loss	$(26,282)	$(24,256)
Adjustments to reconcile net loss to net cash used in operating activities	2,591	1,457
Changes in operating assets and liabilities	(3,295)	(3,243)
Net cash used in operating activities	(26,986)	(26,042)
Net cash (used in) provided by investing activities	(564)	26,396
Net cash provided by financing activities	5,049	86,791
Effect of exchange rate changes on cash, cash equivalents and restricted cash	60	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,441)	87,143
Cash, cash equivalents and restricted cash, beginning of period	$128,086	$8,498
Cash, cash equivalents and restricted cash, end of period	$105,645	$95,641

Operating Activities   During the six months ended June 30, 2020, net cash used in operating activities was $27.0 million, primarily resulting from our net loss of $26.3 million, adjusted for noncash expenses of $2.6 million and changes in our operating assets and liabilities of $3.3 million. Noncash expenses primarily includes stock-based compensation expense and non-cash interest expense. Net cash used in changes in our operating assets and liabilities primarily consisted of an increase in prepaid expenses due to the timing of payments related to our outsourced clinical trials and an increase to other assets associated with construction costs related to the Allston lease.

Net cash used in operating activities for the six months ended June 30, 2019 was $26.0 million, primarily resulting from our net losses of $24.3 million, adjusted for net cash used in changes in our operating assets and liabilities of $3.2 million and by noncash expenses of $1.5 million. Net cash used in changes in our operating assets and liabilities for the six months ended June 30, 2019 primarily consisted of a $2.9 million decrease in accounts payable and accrued expenses as a result of the settlement of accounts payable and accrued expense acquired from Arsanis.
Investing Activities   During the six months ended June 30, 2020, cash used in investing activities of $0.6 million related primarily to furniture purchased for our new office in Allston, Massachusetts and laboratory equipment purchases related to our research and development center in Vienna, Austria. During the six months ended June 30, 2019, net cash provided by investing activities consisted primarily of $26.4 million of cash and restricted cash acquired in connection with the Merger.
Financing Activities    During the six months ended June 30, 2020, net cash provided by financing activities was $5.0 million, consisting primarily of proceeds from the refinancing of our loan facility with Hercules. During the six months ended June 30,

2019, net cash provided by financing activities was $86.8 million, consisting primarily of $79.3 million of net proceeds for the sale in April 2019 of our common stock, pre-funded warrants, and Class A warrants, and net proceeds of $9.8 million received in connection with the closing of our Amended and Restated Loan Agreement with Hercules in June 2019.
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

(a) Effective immediately upon the date the outstanding principal amount of the advances under the Amended Loan Agreement exceeds $25.0 million, which has not yet occurred, we at all times thereafter shall maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than or equal to the greater of (i) $30.0 million or (ii) 6 multiplied by a metric based on prior months’ cash expenditures, or RML; provided, however, that from and after our achievement of certain performance milestones, the required level shall be reduced to the greater of (x) $20.0 million, or (y) 3 multiplied by the current RML; and provided further, that subject to the achievement of certain milestones, this covenant shall be extinguished.

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

During the six months ended June 30, 2020, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2019 as part of our Annual Report. In addition, see Note 2 of our consolidated financial statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the six months ended June 30, 2020.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to continue to incur losses for the foreseeable future and we may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Without regard to the historical operating results of our predecessor, Arsanis, our net losses were $52.8 million, $33.3 million and $22.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, our net losses were $15.1 million and $11.1 million for the three months ended June 30, 2020 and March 31, 2020, respectively, and we had an accumulated deficit of $158.3 million as of June 30, 2020. To date, we have financed our operations primarily through issuances of shares of common stock warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. In 2019, we completed a merger with Arsanis and acquired its $26.4 million of cash, cash equivalents and restricted cash. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our infrastructure. We have not generated any revenue from product sales to date. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we conduct additional clinical trials for our product candidates; continue to discover and develop additional product candidates; acquire or in-license other product candidates and technologies; maintain, expand and protect our intellectual property portfolio; hire additional clinical, scientific and commercial personnel; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; seek regulatory approvals for any product candidates that successfully complete clinical trials; establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. For example, we have already experienced delays in clinical trial site activation and slower patient enrollment in some of our clinical trials as a result of the pandemic, which we expect will delay our ability to report data from those trials, and we may encounter additional delays, disruptions and other direct and indirect negative effects of the COVID-19 pandemic on our clinical trials. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

As of June 30, 2020, our cash and cash equivalents was $103.7 million, which we believe will fund our current operating plans through at least the next 12 months from the date the condensed consolidated financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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
•the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services, or CMS information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals and the ownership and investment interests of physicians and their immediate family members in such manufacturers;
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

In March 2010, the ACA became law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the ACA of importance to our product candidates are the following:
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
•a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices;
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

Our business could be adversely affected by public health crises such as pandemics or similar outbreaks in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third party manufacturers and contract research organizations, or CROs, upon whom we rely. The ongoing COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States and other countries worldwide, which, among other things, have directed individuals to stay at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In March 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic, so our workforce transitioned to working remotely. Even as certain restrictions have started to lift, we have elected to maintain remote working arrangements in the interest of minimizing risk to our employees. The effects of our work-from-home policies, as well as any executive orders and shelter-in-place or stay-at-home orders that may be implemented or re-implemented in the future, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, because of the challenging immune profile of both immunodeficient patients and cancer patients, COVID-19 may impact our clinical trial patients more significantly than clinical trials with patients who are not immunocompromised. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, stay-at-home and similar government orders related to COVID-19 may adversely impact our business operations and the business operations of our CROs conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. We cannot guarantee that these third parties will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic, which could negatively impact our supply chain activities and our clinical supply. We have experienced challenges in providing trial drugs to patients enrolled in our clinical trials, and where necessary and practical have implemented direct-to-patient shipments from clinical sites. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates, which would adversely impact our ability to carry out our clinical trials.

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

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread and sustained pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic will continue to impact our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, lock-downs, social distancing requirements, business closures in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole.

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

As of June 30, 2020, we had 64 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we identify one or more material weaknesses in our internal controls, investors could lose confidence in the reliability of our consolidated financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq Global Market, the SEC or other regulatory authorities.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Restated Certificate of Incorporation, as amended, as of June 10, 2020., as amended, as of June 10, 2020.	8-K	3.1	06/10/2020	001-38295

3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

10.1+	X4 Pharmaceuticals, Inc. Amended and Restated 2017 Equity Incentive Plan.	S-8	99.1	06/10/2020	333-239082

10.2+	Form of Performance-Based Restricted Stock Unit Agreement under the Amended and Restated 2017 Equity Incentive Plan	S-8	99.6	06/10/2020	333-239082

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

X4 PHARMACEUTICALS, INC.

Date: August 4, 2020	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President, Chief Executive Officer and Secretary

Date: August 4, 2020	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer