Form 10-Q
period 2020-09-30
X4 Pharmaceuticals, Inc
filed 2020-11-05
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-38295
_____________________________________________________________________________________

X4 PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	27-3181608 (I.R.S. Employer Identification No.)

61 North Beacon Street, 4th Floor Boston, Massachusetts (Address of principal executive offices)	02134 (Zip Code)
(857) 529-8300
(Registrant’s telephone number, including area code)

955 Massachusetts Avenue, 4th Floor
Cambridge, Massachusetts 02139
(Former name, former address and former year, if changed since last report)
____________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2020, the registrant had 16,286,645 shares of common stock outstanding.

	PART I: FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS	4
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2020 and December 31, 2019	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019	5
	Condensed Consolidated Statements of Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Equity (unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019	6
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2020 and 2019	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
Item 4.	CONTROLS AND PROCEDURES	35
	PART II: OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	36
Item 1A.	RISK FACTORS	36
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	75
Item 3.	DEFAULTS UPON SENIOR SECURITIES	75
Item 4.	MINE SAFETY DISCLOSURES	75
Item 5.	OTHER INFORMATION	76
Item 6.	EXHIBITS	76
SIGNATURES		77

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

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$88,812	$126,184
Research and development incentive receivable	629	1,998
Prepaid expenses and other current assets	4,472	1,096
Total current assets	93,913	129,278
Property and equipment, net	1,334	403
Goodwill	27,109	27,109
Right-of-use assets	8,222	1,959
Other assets	2,548	1,949
Total assets	$133,126	$160,698
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,891	$2,088
Accrued expenses	8,532	6,461
Current portion of lease liability	756	898
Total current liabilities	13,179	9,447
Long-term debt, including accretion, net of discount	25,537	20,097
Lease liabilities	4,677	1,918
Other liabilities	25	16
Total liabilities	43,418	31,478
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 and 33,333,333 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 16,286,645 and 16,128,862 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	16	16
Additional paid-in capital	265,586	261,367
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(175,775)	(132,044)
Total stockholders’ equity	89,708	129,220
Total liabilities and stockholders’ equity	$133,126	$160,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
License revenue	$—	$—	$3,000	$—
Operating expenses:
Research and development	11,381	8,589	29,634	23,098
General and administrative	5,599	4,383	15,585	13,726
Loss on transfer of non-financial assets	—	4,004	—	4,004
Total operating expenses	16,980	16,976	45,219	40,828
Loss from operations	(16,980)	(16,976)	(42,219)	(40,828)
Other income (expense):
Interest income	—	464	272	927
Interest expense	(697)	(688)	(1,968)	(1,599)
Change in fair value of preferred stock warrant liability	—	—	—	(288)
Change in fair value of derivative liability	—	—	—	183
Other income	228	52	494	201
Loss on extinguishment of debt	—	(566)	(162)	(566)
Total other expense, net	(469)	(738)	(1,364)	(1,142)
Loss before provision for income taxes	(17,449)	(17,714)	(43,583)	(41,970)
Provision for income taxes	—	—	148	—
Net loss	(17,449)	(17,714)	(43,731)	(41,970)
Accruing dividends on Series A convertible preferred stock	—	—	—	(592)
Net loss attributable to common stockholders	$(17,449)	$(17,714)	$(43,731)	$(42,562)
Net loss per share attributable to common stockholders—basic and diluted	$(0.87)	$(1.22)	$(2.18)	$(4.31)
Weighted average common shares outstanding—basic and diluted	20,085	14,562	20,035	9,866

Net loss	$(17,449)	$(17,714)	$(43,731)	$(41,970)
Currency translation adjustments	—	(77)	—	(119)
Total comprehensive loss	$(17,449)	$(17,791)	$(43,731)	$(42,089)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	16,128,862	$16	$261,367	$(119)	$(132,044)	$129,220
Exercise of stock options	13,006	—	96			96
Stock-based compensation expense			613			613
Net loss					(11,138)	(11,138)
Balance at March 31, 2020	16,141,868	16	262,076	(119)	(143,182)	118,791
Exercise of stock options	407	—	2			2
Issuance of shares under employee stock purchase plan	10,057	—	76			76
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	23,822		(14)			(14)
Stock-based compensation expense			1,173			1,173
Net loss					(15,144)	(15,144)
Balance at June 30, 2020	16,176,154	16	263,313	(119)	(158,326)	104,884
Exercise of stock options	4,276		29			29
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	106,215					0
Stock-based compensation expense			2,244			2,244
Net loss					(17,449)	(17,449)
Balance at September 30, 2020	16,286,645	$16	$265,586	$(119)	$(175,775)	$89,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Series Seed, A and B Convertible Preferred		Redeemable Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	40,079,567	$64,675	107,364	$734	351,652	—	$2,151	—	$(79,237)	$(77,086)
Conversion of redeemable common stock into common stock			(107,364)	(734)	107,364	—	733			733
Conversion of convertible preferred shares into common stock	(40,079,567)	(64,675)			3,808,430	4	64,671			64,675
Exchange of common stock in connection with Merger					2,440,582	2	45,539			45,541
Fair value of replacement equity awards							817			817
Reclassification of warrant liability to permanent equity							5,235			5,235
Exercise of stock options					16,483		113			113
Stock-based compensation							262			262
Currency translation adjustment								23		23
Net loss									(10,873)	(10,873)
Balance at March 31, 2019	—	—	—	—	6,724,511	6	119,521	23	(90,110)	29,440
Issuance of common stock and prefunded warrants for the purchase of common stock, net of issuance costs of $931					5,670,000	6	79,291			79,297
Exercise of stock options					700		5			5
Exercise of warrants					33,846		440			440
Stock-based compensation							433			433
Currency translation adjustment								(65)		(65)
Net loss									(13,383)	(13,383)
Balance at June 30, 2019	—	—	—	—	12,429,057	12	199,690	(42)	(103,493)	96,167
Exercise of stock options					7,148	—	40			40
Stock-based compensation expense							691			691
Currency translation adjustment								(77)		(77)
Net loss									(17,714)	(17,714)
Balance at September 30, 2019	—	—	—	—	12,436,205	$12	$200,421	$(119)	$(121,207)	$79,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(43,731)	$(41,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,030	1,386
Depreciation and amortization expense	248	71
Loss on transfer of non-financial assets	—	4,004
Non-cash lease expense	588	416
Accretion of debt discount	389	584
Loss on extinguishment of debt	162	566
Change in fair value of preferred stock warrant liability	—	288
Change in fair value of derivative liability	—	(183)
Other	(219)	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research and development incentive receivable	(2,420)	290
Accounts payable	121	(3,131)
Accrued expenses	1,722	(595)
Lease liabilities	(904)	(540)
Operating lease right-of-use asset, net of non-cash portion	(1,300)	—
Net cash used in operating activities	(41,314)	(38,814)
Cash flows from investing activities:
Cash, cash equivalents and restricted cash acquired in connection with the Merger	—	26,406
Proceeds from transfer of non-financial assets	—	896
Acquisition of property, equipment and intangible assets	(1,060)	(91)
Net cash (used in) provided by investing activities	(1,060)	27,211
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	468	605
Employee taxes paid related to net share settlement of vested restricted stock units	(278)	—
Proceeds from borrowings under loan and security agreements, net of issuance costs	4,888	9,849
Proceeds from sale of common stock and warrants, net of issuance costs	(313)	79,291
Repayments of borrowings under loan and security agreement	—	(9,368)
Net cash provided by financing activities	4,765	80,377
Effect of exchange rate changes on cash, cash equivalents and restricted cash	240	(266)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,369)	68,508
Cash, cash equivalents and restricted cash at beginning of period	128,086	8,498
Cash, cash equivalents and restricted cash at end of period	$90,717	$77,006
Supplemental disclosure of non-cash investing and financing activities:

Acquisition of property, equipment and right-of-use assets included in accounts payable and accrued expenses	$2,052	$38
Acquisition of right-of-use asset financed by lease liabilities	$4,646	$—
Issuance costs not yet paid	$178	$—
Conversion of convertible preferred stock into common stock	$—	$64,675
Conversion of redeemable common stock into common stock	$—	$734
Conversion of convertible preferred stock warrants into common stock warrants	$—	$5,235
Fair value of net assets acquired in the Merger	$—	$46,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Nature of the Business and Basis of Presentation
X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a late-stage clinical biopharmaceutical company focused on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. The Company’s lead product candidate, mavorixafor, is a potential first-in-class, once-daily, oral inhibitor of CXCR4 and is currently in a Phase 3 clinical trial for the treatment of Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”) syndrome, a rare, inherited, primary immunodeficiency disease caused by genetic mutations in the CXCR4 receptor gene. The Company is also conducting a 14-day, proof-of-concept Phase 1b clinical trial of mavorixafor in patients with severe congenital neutropenia (“SCN”) and a Phase 1b clinical trial of mavorixafor in combination with ibrutinib in Waldenström’s macroglobulinemia (“Waldenström’s”).
Liquidity—As of September 30, 2020, the Company had $88.8 million of cash and cash equivalents and an accumulated deficit of $175.8 million. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance date of these condensed consolidated financial statements.
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
Impact of the COVID-19 Pandemic— The impact of the COVID-19 pandemic has been and is expected to continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to the Company’s business have included temporary closures or postponements of activation of its clinical trial sites or facilities, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing clinical trials, including patient enrollment at a slower pace than initially projected and the diversion of healthcare resources away from the conduct of the Company’s clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as the Company’s clinical trial sites and hospital staff supporting the conduct of the Company's clinical trials.
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

2.    Summary of Significant Accounting Policies
Significant Accounting Policies—The Company’s significant accounting policies are disclosed in the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the notes thereto filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020. Since the date of those consolidated financial statements, there have been no material changes to the Company's significant accounting policies other than as listed below.
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
Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2019 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and cash flows have been made. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of September 30, 2020 and December 31, 2019.
Restricted Cash—

(in thousands)	As of September 30, 2020	As of December 31, 2019
Letter of credit security: Cambridge lease	$264	$264
Letter of credit security: Waltham lease	250	250
Letter of credit security: Vienna Austria lease	97	94
Letter of credit security: Boston lease	1,144	1,144
Corporate credit card collateral	150	150
Total restricted cash (non-current)	$1,905	$1,902

In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum of the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of September 30, 2020, December 31, 2019, September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$88,812	$126,184	$76,251	$8,134
Restricted cash, non-current	1,905	1,902	755	364
Total cash, cash equivalents and restricted cash	$90,717	$128,086	$77,006	$8,498

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Given the declaration of the COVID-19 pandemic and associated volatility reflected in the global financial markets and uncertain impact on the Company’s operations, management conducted an interim test of its goodwill as of March 31, 2020 and determined that goodwill was not impaired as of that date. There were no additional triggering events during the nine months ended September 30, 2020 that necessitated an interim impairment test of goodwill.

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
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13"), as amended. ASU 2016-13 requires that financial assets measured at amortized cost, such as trade receivables, be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In accordance with ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivative and Hedging (Topic 815), and Leases (Topic 842)- Effective Dates, as the Company meets the definition of a “smaller reporting company”, the Company has elected to defer the adoption of ASU 2016-13 until January 1, 2023. The Company expects that the adoption of ASU 2016-13 may accelerate the timing and could increase the level of credit loss expense in the consolidated statement of operations and will likely require an increased level of disclosure in the notes to the consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    License, Collaboration and Funding Agreements
There were no material modifications of the Company’s license, collaboration or funding agreements during the three months ended September 30, 2020.
Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses incurred by the Company’s subsidiary in Austria. Under the program, the reimbursement rate for qualifying research and development expenses incurred by the Company through its subsidiary in Austria is 14% for the years ended December 31, 2020 and 2019. As of September 30, 2020, the amount due under the program is $0.6 million, which amount was included in research and development incentive receivable in the condensed consolidated balance sheet. During the three and nine months ended September 30, 2020, the Company recorded $97 thousand and $267 thousand of income, respectively, related to the program within the condensed consolidated statements of operations as “other income”.
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
Following the closing of a qualified financing (as such term is defined in the Abbisko Agreement), Abbisko was required to pay the Company a one-time, non-refundable, non-creditable financial milestone payment of $3.0 million. Abbisko achieved such qualified financing in March 2020 and, as a result, the Company was eligible to receive the milestone payment, which was received by the Company in April 2020. The Company is also eligible to receive potential development and regulatory milestone payments, which vary based on the number of indications developed, and potential commercial milestone payments based on annual net sales of mavorixafor-based licensed products.
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
As of September 30, 2020, Abbisko has not achieved any additional development or regulatory operational milestones, other than as noted above and, therefore, the Company continues to fully constrain the value of any future milestone payments. The Company will continue to re-evaluate the transaction price and associated constrained amounts in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    Fair Value of Financial Assets and Liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2020 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$46,815	$1,843	$—	$48,658
	$46,815	$1,843	$—	$48,658
Liabilities: None

	Fair Value Measurements as of December 31, 2019 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$23,638	$39,999	$—	$63,637
	$23,638	$39,999	$—	$63,637
Liabilities: None
The Company’s cash equivalents consisted of money market funds invested in U.S. Treasury securities. The money market funds were valued based on reported market pricing for the identical assets, which represents a Level 1 measurement, or by using inputs observable in active markets for similar securities, which represents a Level 2 measurement.

During the nine months ended September 30, 2020, the Company refinanced its Amended and Restated Loan and Security Agreement (as defined in Note 7) with Hercules Capital Inc. (“Hercules”). The debt refinancing was deemed to be an extinguishment of the June 2019 Amended and Restated Loan and Security Agreement (the “previous debt”) in exchange for the Amended Loan Agreement (the “new debt”) as further described in Note 7. The loss on extinguishment was calculated as the difference between the carrying amount of the previous debt and the fair value of the new debt, which is a non-recurring Level 3 measure. The fair value of the new debt was calculated based on the cash flows of the new debt, including end-of-term payments, interest payments, principal payments and lender fees, discounted to present value using the appropriate market rate. The market rate is a significant unobservable input. The Company developed a range of market rates in reference to the Company's recent borrowing activities with this lender, which are deemed to be reflective of the market rate. The Company considered a range from 10.5% to 12.5% and determined that 11.5% represented a reasonable rate for purposes of determining the fair value of the new debt, which was $25.3 million.

5.    Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Leasehold improvements	$216	$299
Furniture and fixtures	913	139
Computer equipment	47	37
Software	33	33
Lab equipment	296	159
	1,505	667
Less: Accumulated depreciation and amortization	(171)	(264)
	$1,334	$403
Depreciation and amortization expense related to property and equipment was $248 thousand and $71 thousand for the nine months ended September 30, 2020 and 2019 respectively.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    Accrued Expenses
Accrued expenses consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Accrued employee compensation and benefits	$3,968	2,916
Accrued external research and development expenses	3,086	1,977
Accrued professional fees	768	1,347
Accrued lease construction costs	207	—
Other	503	221
	$8,532	$6,461

7.    Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Principal amount of long-term debt	$25,000	$20,000
Debt discount, net of accretion	229	(317)
Cumulative accretion of final payment due at maturity	308	414
Long-term debt, including accretion	$25,537	$20,097
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company concluded that the previous debt under the Amended and Restated Loan Agreement was extinguished based on the difference in the cash flows of the previous and new debt. Accordingly, the difference between the carrying amount of the previous debt, including the unamortized debt discount, and the fair value of the new debt under the Amended Loan Agreement was recorded as a $162 thousand loss on extinguishment of debt for the nine months ended September 30, 2020. Legal and consulting fees paid to third parties directly related to the new debt have been deferred and will be amortized to interest expense over the life of the new debt arrangement using the effective interest method.
The Company recognized aggregate interest expense under its loan agreements with Hercules of $0.7 million and $2.0 million during the three and nine months ended September 30, 2020, respectively, and $0.4 million and $0.7 million for the three and nine months ended September 30, 2019, respectively. Interest expense includes $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, related to the accretion of the debt discount and the final payment. The annual effective interest rate of the Amended Loan Agreement as of September 30, 2020 is 10.7%. There were no principal payments due or paid under the Amended Loan Agreement during the nine months ended September 30, 2020.
As of September 30, 2020, future principal payments and the final payment due under the Amended Loan Agreement were as follows (in thousands):

Year Ending December 31,	Total
2020	$—
2021	—
2022	14,871
2023	10,129
Long-term debt	$25,000

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    Leases
The Company has lease agreements for its facilities in Boston, Massachusetts, which is the Company’s principal executive office; Vienna, Austria, which is the Company’s research and development center; and Waltham, Massachusetts, Arsanis' former research offices which the Company has sublet to a third party. The Company terminated its former office lease in Cambridge, Massachusetts as of September 30, 2020 as described below. There are no restrictions or financial covenants associated with any of the lease agreements.
Cambridge Lease— In August 2017, the Company entered into a non-cancellable operating lease agreement for office space of approximately thirteen thousand square feet in Cambridge, Massachusetts (“Cambridge Lease”) which had an original expiration date of July 31, 2022. The Company reached an agreement with the landlord on July 17, 2020 to terminate the lease effective September 30, 2020 in exchange for a fee. The Company accounted for the lease modification prospectively from the date of the termination through the new lease termination date of September 30, 2020. As of September 30, 2020, the right-of-use asset and associated lease liabilities were retired from the condensed consolidated balance sheet. The Company must maintain a letter of credit of $264 thousand, which is secured by restricted cash, for the benefit of the landlord until October 30, 2020.
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
Vienna Austria Leases— The Company has an operating lease, as amended, for approximately 400 square meters of laboratory and office space in Vienna, Austria ("2019 Vienna Lease"), which commenced on March 1, 2019, as amended, for a term of 2 years and is cancellable by the Company upon three months’ notice with no penalty. The annual base rent for the 2019 Vienna Lease is approximately $155 thousand. The Company classified the 2019 Vienna Lease as a short-term lease as it is not reasonably certain that the Company would not terminate the lease within one year and, accordingly, the lease is not recorded as a right-of-use asset. In September 2020, the Company entered into a new operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria ("Vienna Lease"), which is expected to commence in March 2021 for a term of 7 years and will replace the 2019 Vienna Lease. The Company will contribute approximately $575 thousand to building improvements in connection with the Vienna Lease. The annual base rent for the Vienna Lease, following a 6-month rent free period, will be approximately $300 thousand. The Company will record a right-of-use asset and associated lease liabilities upon the commencement of the Vienna Lease in 2021.
Boston Lease— On November 11, 2019, the Company entered into a lease agreement for approximately 28,000 square feet of office space that was subsequently constructed in a vacant building located in Boston, Massachusetts (“Boston Lease”). The office space is the Company’s current headquarters replacing the Cambridge Lease. Monthly rent payments under the Boston Lease commenced in May 2020. Base rental payments will be approximately $1.0 million annually, plus certain operating expenses. The term of the Boston Lease will continue until November 2026, unless earlier terminated. The Company has the right to sublease the premises, subject to landlord consent and also has the right to renew the Boston Lease for an additional five years at the then prevailing effective market rental rate. The Company is required to maintain a security deposit in the form of a letter of credit for $1.1 million for the benefit of the landlord.

For the Boston lease, the Company participated in the construction of the office space and has incurred construction costs to prepare the office space for its use, which have been partially reimbursed by the landlord. The Company has concluded that these construction costs generate and enhance the landlord’s assets, and, as such, unreimbursed construction costs incurred by the Company to prepare the office space for its use have been classified a part of the right-of-use asset. The commencement date for the Boston Lease was September 1, 2020 upon substantial completion of the landlord's asset. On the commencement date, the Company recognized a lease liability of $4.6 million reflecting the future rent payments for the term of the Boston

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Lease discounted at the Company's collateralized borrowing rate, and a right-of-use asset of $8.0 million measured as the lease liability plus rent payments made and unreimbursed construction costs incurred prior to the commencement date. The Company began recognizing rent expense following the commencement date.
As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.
The components of lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease Cost	2020	2019	2020	2019
Fixed operating lease cost	$413	$225	$847	$610
Short-term lease costs	40	38	116	84
Total lease expense	$453	$263	$963	$694
Other information
Right-of-use asset obtained in exchange for operating lease liabilities	$4,646
Operating cash flows from operating leases	$479	$268	$963	$737
Sublease income	$49	$—	$146	$—
Weighted-average remaining lease term—operating leases	5.8 years
Weighted-average discount rate—operating leases	11.2%

Maturities of lease liabilities due under lease agreements that have commenced as of September 30, 2020 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2020	$313
2021	1,273
2022	1,301
2023	1,329
2024	1,094
2025	1,122
Thereafter	1,052
Total lease payments	7,484
Less: interest	(2,051)
Total operating lease liabilities as of September 30, 2020	$5,433

9.    Commitments and Contingencies
The Company has agreements with clinical research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and SCN. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company also has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2020 or December 31, 2019.
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

10.    Preferred and Common Stock Warrants
In connection with its issuance of common stock in public offerings that closed on April 16, 2019 and November 29, 2019, the Company issued 3,900,000 Class A warrants, which are exercisable for the Company’s common stock, and 5,416,667 Class B warrants, which are exercisable for shares of the Company’s common stock or prefunded warrants to purchase shares of the Company's common stock. The Class A warrants have an exercise price of $13.20 per share, expire on April 15, 2024 and were immediately exercisable. The Class B warrants were immediately exercisable upon issuance, have an initial exercise price of $15.00 per share and expire on a date that is the earlier of (a) the date that is 30 calendar days from the date on which the Company issues a press release announcing top-line data from its Phase 3 clinical trial of mavorixafor for the treatment of patients with WHIM syndrome (or, if such date is not a business day, the next business day) and (b) November 28, 2024. The Class B warrants have a contingent price adjustment feature pursuant to which the exercise price of the Class B warrants will be adjusted to the lowest weighted average offering price at which the Company sells its common stock or certain securities convertible into or exercisable for the Company's common stock in one or more subsequent offerings, if the weighted average offering price for such offering is below $15.00. As of September 30, 2020, no such subsequent offerings have occurred but may in the future. In addition, in connection with the April 16, 2019 and November 29, 2019 offerings, the Company issued 2,130,000 and 1,750,000 prefunded warrants, respectively, for proceeds of $10.999 and $11.999 per share, respectively. Each of the prefunded warrants is exercisable into one share of the Company's common stock, has a remaining exercise price of $0.001 per share and was immediately exercisable upon issuance.

Prior to the Merger (see Note 1), the Company issued warrants for the purchase of its convertible preferred stock. Upon the closing of the Merger, pursuant to the Merger Agreement, all of the outstanding X4 preferred stock was converted to Arsanis common stock and the X4 preferred stock warrants converted to warrants for the purchase of common stock.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a roll forward of outstanding warrants for the nine month period ended September 30, 2019:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable warrants to purchase preferred shares as of December 31, 2018	5,146,400		4.23
Conversion of warrants to purchase preferred shares to warrants for the purchase of common stock and adjusted for the Exchange Ratio and Reverse Stock Split	(4,657,350)
Issuance of warrants for the purchase of common stock	6,035,000	12.43
Exercised	(33,846)	13.20
Outstanding warrants to purchase common shares as of September 30, 2019	6,490,204	$13.03	2.98

The following table provides a roll forward of outstanding warrants for the nine month period ended September 30, 2020:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable warrants to purchase common shares as of December 31, 2019	13,656,871	$13.68	4.59
Cancelled	(150,831)
Outstanding and exercisable warrants to purchase common shares as of September 30, 2020	13,506,040	$13.59	3.90

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2020, the Company’s outstanding warrants to purchase shares of common stock consisted of the following:

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
	13,506,040

11.    Common Stock
Common Stock— On June 10, 2020, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of the Company's authorized shares of common stock, par value $0.001 per shares, from 33,333,333 shares to 125,000,000 shares. As of September 30, 2020, the Company’s Restated Certificate of Incorporation, as amended through such date (the “Restated Certificate”), authorized the Company to issue 125,000,000 shares of common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.
On August 7, 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "ATM Sales Agreement") with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated (collectively the “Sales Agents”), pursuant to which the Company may offer and sell, at the Company's sole discretion through one or more of the Sales Agents, shares of its common stock having an aggregate offering price of up to $50.0 million. The Sales Agents may sell the common stock by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including, without limitation, sales made directly on the Nasdaq Capital Market or any other existing trading market for the Company's common stock. Any shares of common stock sold will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 33-242372). No shares of common stock were sold pursuant to the ATM Sales Agreement during the three or nine months ended September 30, 2020.
On October 14, 2020, the Company entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth in the Aspire Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $50.0 million of shares of the Company’s common stock at the Company’s request from time to time during the 36-month term of the Purchase Agreement. Concurrently with entry into the Aspire Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), pursuant to which the Company filed with the SEC a prospectus supplement to the Company’s shelf registration statement on Form S-3 (File No. 333-242372), registering the

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
issuance and sale of common stock that the Company may offer to Aspire Capital from time to time under the Aspire Purchase Agreement.

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
2015 Employee, Director and Consultant Equity Incentive Plan— In 2015, the Board of Directors and shareholders of the Company adopted the 2015 Plan, which provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, directors and consultants of the Company. The total number of shares of common stock that may be issued under the 2015 Plan is 969,340 shares. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2015 Plan. As of November 2, 2020, there were a de minimis number shares available for issuance under the 2015 Plan.
2017 Equity Incentive Plan— Under the 2017 Plan, the Company may grant incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Incentive stock options may be granted only to the Company’s employees, including officers and directors who are also employees. Awards other than incentive stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. On June 10, 2020, the Company's stockholders approved the amendment and restatement of the 2017 Plan (the “Amended and Restated 2017 Plan”). The amendments increased the number of shares of common stock reserved for issuance under the 2017 Plan by an additional 474,465 shares (subject to adjustment for certain corporate events) and amended the “evergreen” provision of the 2017 Plan to provide for an automatic increase in the share reserve on the first day of each year, beginning on January 1, 2021 and ending on January 1, 2027, by an amount equal to the lesser of (a) 4% of the Company's outstanding shares on such date and (b) a number of shares determined by the Board of Directors. As of November 2, 2020, approximately 30,000 shares were available for future issuance under the Amended and Restated 2017 Plan.
2017 Employee Stock Purchase Plan— The 2017 ESPP provides participating employees with the opportunity to purchase shares of the Company’s common stock at defined purchase prices over six-month offering periods. For the nine months ended September 30, 2020, 10,057 shares of common stock were issued under the 2017 ESPP.
2019 Inducement Equity Incentive Plan— On June 17, 2019, the Board of Directors approved the adoption of the Inducement Plan, which is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company (or following a bona fide period of non-employment), as an inducement material to such individual’s entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Board of Directors approved amendments to the Inducement Plan in December 2019 and October 2020, increasing the total number of shares of common stock that may be issued under the Inducement Plan to 650,000 shares. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the Inducement Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants. As of November 2, 2020, approximately 290,000 shares were available for future issuance under the Inducement Plan.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non- employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	1.6%	0.6%	2.0%
Expected term (in years)	6.1	6.0	6.0	6.0
Expected volatility	95.1%	84.5%	94.9%	88.0%
Expected dividend yield	0%	0%	0%	0%

Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,297,029	$17.05	8.4	$1,286
Granted	498,662	9.13
Exercised	(17,689)	7.25
Forfeited	(164,978)	21.68
Outstanding as of September 30, 2020	1,613,024	$14.24	8.2	$—
Exercisable as of September 30, 2020	682,632	$18.23	7.0	$—
Vested and expected to vest as of September 30, 2020	1,404,246	$14.43	8.1	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $43 thousand and $184 thousand, respectively. The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2020 and 2019 was $6.93 and $11.33, respectively.

Restricted Stock Units— The following table summarizes the Company's restricted stock unit activity for the nine months ended September 30, 2020

Number of Shares
Unvested as of December 31, 2019	101,773
Granted	681,081
Vested	(131,574)
Forfeited	(39,291)
Unvested as of September 30, 2020	611,989

During the nine months ended September 30, 2020, the Company granted 678,581 performance based restricted stock units, which vest in part based on the Company's achievement of operational milestones and over time thereafter for the subsequent two years as the grantee continues to provide services to the Company. As of September 30, 2020, two out of the four performance criteria had been met. The Company believes that the achievement of the remaining operational milestones is

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
probable and, accordingly, stock-based compensation expense has been recognized for the awards using the accelerated attribution model based on the fair value of the awards as of the date of grant and management's best estimate of the date each operational milestone will be achieved. The Company will update its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited.
Stock-Based Compensation— As of September 30, 2020, total unrecognized compensation expense related to unvested stock options and restricted stock units was $9.1 million, which is expected to be recognized over a weighted average period of 2.3 years.
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expense	$1,006	$301	$1,711	$599
General and administrative expense	1,238	390	2,319	787
Total stock-based compensation	$2,244	$691	4,030	1,386

13.    Income Taxes
The Company did not record a federal or state income tax benefit for its losses for the three months ended September 30, 2020 and 2019, respectively, or the nine month period ended September 30, 2019, due to the conclusion that a full valuation allowance is required against the Company’s deferred tax assets in all jurisdictions. For the nine months ended September 30, 2020, the Company recorded a tax provision of $148 thousand related to local withholdings on a milestone payment received from a customer in a foreign jurisdiction.

14.    Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss	$(17,449)	$(17,714)	$(43,731)	$(41,970)
Accruing dividends on Series A convertible preferred stock	—	—	—	(592)
Net loss attributable to common stockholders	$(17,449)	$(17,714)	$(43,731)	$(42,562)
Denominator:
Weighted average common shares outstanding—basic and diluted	20,085	14,562	20,035	9,866
Net loss per share attributable to common stockholders— basic and diluted	$(0.87)	$(1.22)	$(2.18)	$(4.31)

The Company has included 107,371 shares of redeemable common stock, which were converted to common shares upon the Merger on March 13, 2019, in its computation of basic and diluted weighted average common shares outstanding for the nine months ended September 30, 2019 as this class of stock participated in losses similarly to other common stockholders. Basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2020 also include the weighted average effect of 3,880,000 pre-funded warrants for the purchase of common shares for which the remaining unfunded exercise price is less than $0.01 per share.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s potentially dilutive securities include outstanding stock options, restricted stock units and warrants to purchase shares of common stock for the three and nine months ended September 30, 2020 and 2019. All potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	1,613,024	1,271,141	1,613,024	1,271,141
Unvested restricted stock units	611,994	116,689	611,994	116,689
Warrants to purchase common stock (excluding prefunded warrants, which are included in basic shares outstanding)	9,626,040	4,360,204	9,626,040	4,360,204
	11,851,058	5,748,034	11,851,058	5,748,034

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
Overview
We are a late-stage clinical biopharmaceutical company focused on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. Our pipeline is comprised of potentially first-in-class, oral, small molecule antagonists of chemokine receptor CXCR4, which have the potential to treat a broad range of rare diseases, including primary immunodeficiencies, or PIs, and certain types of cancer. PIs are a group of more than 250 rare, chronic disorders in which flaws in the immune system cause increased susceptibility to infections and, in some cases, increased risk of cancers. Within this broad disease classification, a number of PIs are attributed to the improper trafficking of immune cells related to the CXCR4 receptor and its ligand CXCL12. CXCR4 is stimulated by its only chemokine ligand, CXCL12, and plays a key role in enabling the trafficking of immune cells and effectively monitoring the function of the immune system, or immunosurveillance. Overstimulation of the CXCL12/CXCR4 pathway leads to inhibition of the immune response, or immunosuppression. Our lead product candidate, mavorixafor, is a potentially first-in-class, oral, allosteric antagonist of the CXCR4 receptor designed to correct the abnormal signaling caused by the receptor/ligand interaction and enable mobilization and trafficking of immune cells.

We have completed a Phase 2 clinical trial of mavorixafor in patients with Warts, Hypogammaglobulinemia, Infections, and Myelokathexis, or WHIM, syndrome, which is a rare, inherited primary immunodeficiency disease. In June 2019, we initiated 4WHIM, a pivotal, 52-week Phase 3 global clinical trial of mavorixafor for the treatment of patients with WHIM syndrome. In November 2019, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation for mavorixafor for the treatment of adults with WHIM and in October 2020, the FDA granted Fast Track Designation for mavorixafor for adults with WHIM. We continue to expect that the timing of reporting of top-line data from this trial will be delayed into 2022 due to the impact of the ongoing COVID pandemic. We are also investigating mavorixafor in combination with axitinib (Inlyta®), an FDA-approved small molecule tyrosine kinase inhibitor, in the Phase 2a portion of an open-label Phase 1/2 clinical trial in patients with clear cell renal cell carcinoma, or ccRCC. In September 2019, we announced positive results from the Phase 2a portion of this trial. We plan to pursue future development and potential commercialization of mavorixafor in ccRCC and other possible immuno-oncology indications outside of greater China only as part of a potential strategic collaboration.

In November 2019, we initiated a 14-day, proof-of-concept Phase 1b clinical trial of mavorixafor in patients with severe congenital neutropenia, or SCN. We currently expect to report initial data from the SCN trial in 2021. In December 2019, we initiated a Phase 1b clinical trial of mavorixafor, in combination with ibrutinib, in patients with Waldenström’s macroglobulinemia, or Waldenström’s. The reporting of initial data from the Waldenström’s trial will be delayed into the first half of 2021 due to delays in clinical site activation and the slower than expected pace of patient enrollment caused by the ongoing COVID-19 pandemic.

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

Our Pipeline

COVID-19 Business Update
In light of the ongoing COVID-19 pandemic, we have implemented business continuity measures designed to address and mitigate the impact of the COVID-19 pandemic on our employees, our business, including our clinical trials, supply chains and third-party providers. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans and response strategy. In March 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. As a result, our workforce transitioned to working remotely and we continued to work remotely through September 30, 2020, even as governmental restrictions have started to relax. In the fourth quarter of 2020, we opened our new office in Boston, Massachusetts under a return-to-work plan with a limited phased approach that is principles-based, local in design, with focused on employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Clinical Development
With respect to clinical development, we continue to implement risk-based approaches in accordance with FDA and the European Medicines Agency (“EMA”) COVID-19 guidance, which includes virtual and remote patient visits and monitoring where possible, while prioritizing patient safety, maintaining trial continuity and preserving data integrity. We have experienced, and expect to continue to experience, a disruption or delay in our ability to initiate trial sites and/or enroll and assess patients in several of our clinical programs as a result of the ongoing COVID-19 pandemic. We have experienced challenges in providing trial drugs to patients enrolled in our clinical trials, and where necessary and practical, have implemented direct-to-patient shipments from clinical sites. While not currently impacted, we could foresee an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations, or CROs, or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience further disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Supply Chain
We continue to work closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our clinical supply as a result of the COVID-19 pandemic. We have business continuity plans in place and expect to have adequate global supply of mavorixafor through 2020 and well into 2021. To best support our patients, we are working with our vendors to provide the option for direct-to-patient drug shipments from clinical sites. If the COVID-19 pandemic begins to impact essential distribution systems we could experience disruptions to our supply chain and operations, which would adversely impact our ability to carry out our clinical trials.

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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
The following table summarizes the results of our operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
License revenue	$—	$—	$—	$3,000	$—	$3,000
Operating expenses:
Research and development	11,381	8,589	2,792	29,634	23,098	6,536
General and administrative	5,599	4,383	1,216	15,585	13,726	1,859
Loss on transfer of non-financial assets	—	4,004	(4,004)	—	4,004	(4,004)
Total operating expenses	16,980	16,976	4	45,219	40,828	4,391
Loss from operations	(16,980)	(16,976)	(4)	(42,219)	(40,828)	(1,391)
Other expense, net:
Interest income	—	464	(464)	272	927	(655)
Interest expense	(697)	(688)	(9)	(1,968)	(1,599)	(369)
Change in fair value of preferred stock warrant and derivative liabilities	—	—	—	—	(105)	105
Loss on extinguishment of debt	—	(566)	566	(162)	(566)	404
Other income	228	52	176	494	201	293
Total other expense, net	(469)	(738)	269	(1,364)	(1,142)	(222)
Loss before provision for income taxes	(17,449)	(17,714)	265	(43,583)	(41,970)	(1,613)
Provision for income taxes	—	—	—	148	—	148
Net loss	$(17,449)	$(17,714)	$265	$(43,731)	$(41,970)	$(1,761)

License Revenue
There was no license revenue recorded for the three months ended September 30, 2020 or 2019. For the nine months ended September 30, 2020, we recorded $3.0 million in revenue related to our license agreement with Abbisko Therapeutics Co., Ltd., or Abbisko, due to the achievement of a financial milestone in March 2020. There was no similar revenue recorded in the nine months ended September 30, 2019. Pursuant to our license agreement with Abbisko, we are eligible to receive potential development and regulatory milestone payments, which vary based on the number of indications developed, and potential commercial milestone payments based on annual net sales of mavorixafor-based licensed products. The transaction price related to these milestones has been allocated to the delivery to Abbisko of the license to develop and commercialize mavorixafor, was satisfied at the inception of the arrangement in July 2019 and has been fully constrained. We have determined that the future sales of clinical and commercial supplies to Abbisko represent optional goods that will be recognized as revenue at a point in time when such clinical or commercial supply is delivered to Abbisko in the future. With respect to the remaining operational milestones, we will re-evaluate the constraint on the transaction price associated with these milestones in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Direct research and development expenses by product candidate:
Mavorixafor (X4P-001)	$6,173	$5,137	$1,036	$15,792	$13,407	$2,385
X4P-002	282	78	204	790	219	571
X4P-003	630	276	354	962	494	468
Unallocated expense	4,296	3,098	1,198	12,090	8,978	3,112
Total research and development expenses	$11,381	$8,589	$2,792	$29,634	$23,098	$6,536

Research and development expenses were $11.4 million for the three months ended September 30, 2020, compared to $8.6 million for the three months ended September 30, 2019. Research and development expenses were $29.6 million for the nine months ended September 30, 2020, compared to $23.1 million for the nine months ended September 30, 2019. The increase in research and development expenses for the three and nine months ended September 30, 2020 as compared to the same period in the prior year was primarily due to higher clinical expenses related to mavorixafor to support our three ongoing clinical trials, an increase in outsourced costs related to our early stage drug candidates and an increase in unallocated expenses, primarily due to an increase in compensation expenses, including stock-based compensation, due to additional personnel within our manufacturing, regulatory and clinical operations functions.
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
General and administrative expenses were $5.6 million for the three months ended September 30, 2020, compared to $4.4 million for the three months ended September 30, 2019. General and administrative expenses were $15.6 million for the nine months ended September 30, 2020, compared to $13.7 million for the nine months ended September 30, 2019. The increase in general and administrative expenses in each period was primarily due to an increase in general and administrative personnel as well as increases in stock-based compensation. These increases were partially offset by a reduction in outside consulting expenses. We expect general and administrative expenses will grow during 2020 as we continue to build out the general and administrative functions.

Loss on Transfer of Nonfinancial Assets
During the three months ended September 30, 2019, we entered into contractual arrangements with two third parties that transferred the rights to develop and commercialize the programs underlying in-process research and development, or IPR&D, intangible assets acquired in our reverse merger with Arsanis, or the Merger (see Note 1 to the condensed consolidated financial statements). As a result of the transfer of control of the IPR&D projects to third parties, we recorded a charge of $4.0 million to “loss on transfer of non-financial assets" during the third quarter of 2019. The loss included the carrying value of the IPR&D intangible assets prior to the transfer of control, partially offset by nonrefundable, upfront fees received from the third parties.

In accordance with the contractual arrangements with these third parties, we are entitled to future fees that are contingent on the success of the third parties in advancing the applicable IPR&D projects toward commercialization. There was no such loss in the three or nine months ended September 30, 2020.
Other Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Interest income	$—	$464	$(464)	$272	$927	$(655)
Interest expense	(697)	(688)	(9)	(1,968)	(1,599)	(369)
Change in fair value of preferred stock warrant and derivative liabilities	—	—	—	—	(105)	105
Loss on extinguishment of debt	—	(566)	566	(162)	(566)	404
Other income	228	52	176	494	201	293
Total other expense, net	$(469)	$(738)	$269	$(1,364)	$(1,142)	$(222)
Other expenses, net, for the three months ended September 30, 2020 were lower as compared to the same period in the prior year due to losses on the extinguishment of debt in the prior period that did not recur in the current period, partially offset by lower interest income due to a general decline in interest rates on our cash equivalent investments. Other expenses, net, for the nine months ended September 30, 2020 were higher as compared to the same period in the prior year due to a reduction in interest income as a result of a general decline in interest rates on our cash equivalent investments and an increase in interest expense on our borrowings due to higher average outstanding borrowings on our Hercules facility.
Provision for Income Taxes
For the three months ended September 30, 2020, we did not record an income tax benefit for our losses as we have determined that a full valuation allowance is required on our net deferred tax assets in all jurisdictions. For the nine months ended September 30, 2020, we recorded a $0.1 million income tax provision related to local withholdings related to a milestone payment received from a customer in a foreign jurisdiction. No income tax benefit or expense was recorded in the prior year periods due to requirement for a full valuation allowance against our net deferred tax assets in all jurisdictions.

Liquidity and Capital Resources
Source of Liquidity
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. In 2019, we completed a merger with Arsanis and acquired $26.4 million of its cash, cash equivalents and restricted cash. In addition, in 2019, we raised $139.4 million, net of offering costs, through public offerings of common stock, prefunded warrants to purchase shares of common stock, and accompanying warrants to purchase shares of common stock. In August 2020, we entered a Controlled Equity OfferingSM Sales Agreement with with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated, or collectively, the Sales Agents, pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock having an aggregate offering price of up to $50.0 million. In October 2020, we entered into a common stock purchase agreement with Aspire Capital LLC, or Aspire Capital, pursuant to which Aspire Capital has committed to purchase, at our request from time to time over a 36-month period, shares of our common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations.

As of September 30, 2020, our cash and cash equivalents were $88.8 million, and our restricted cash balance was $1.9 million. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months from the issuance of these condensed consolidated financial statements. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our future operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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

Boston Lease
On November 11, 2019, we entered into a lease agreement for approximately 28,000 square feet of office space in a building located in Boston, Massachusetts. The office space has replaced our previous headquarters located in Cambridge, Massachusetts. We have begun to move into the premises under a phased approach compliant with COVID-19 guidance and protocols. Monthly rent payments under the lease commenced in May 2020, reflecting a 180-day rent-free period following the execution of the lease, and will be approximately $1.0 million annually, plus certain operating expenses, over the 7-year term of the lease. Substantially all constructions costs have been incurred as of September 30, 2020 and are reflected as a component of the Boston Lease right-of-use asset or building improvements on our condensed consolidated balance sheet. We expect to settle the remaining accrued expenses and accounts payable of $1.9 million related to the construction during the fourth quarter of 2020.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net loss	$(43,731)	$(41,970)
Adjustments to reconcile net loss to net cash used in operating activities	5,198	7,132
Changes in operating assets and liabilities	(2,781)	(3,976)
Net cash used in operating activities	(41,314)	(38,814)
Net cash (used in) provided by investing activities	(1,060)	27,211
Net cash provided by financing activities	4,765	80,377
Effect of exchange rate changes on cash, cash equivalents and restricted cash	240	(266)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,369)	68,508
Cash, cash equivalents and restricted cash, beginning of period	$128,086	$8,498
Cash, cash equivalents and restricted cash, end of period	$90,717	$77,006

Operating Activities   During the nine months ended September 30, 2020, net cash used in operating activities was $41.3 million, primarily resulting from our net loss of $43.7 million, adjusted for noncash expenses of $5.2 million and changes in our operating assets and liabilities of $2.8 million. Noncash expenses primarily includes stock-based compensation expense and non-cash interest expense. Net cash used in changes in our operating assets and liabilities primarily consisted of an increase in prepaid expenses due to the timing of payments related to our outsourced clinical trials and an increase in operating lease prepayments associated with our leased facility in Boston, Massachusetts.

Net cash used in operating activities for the nine months ended September 30, 2019 was $38.8 million, primarily resulting from our net losses of $42.0 million, adjusted for noncash expenses of $7.1 million and changes in our operating assets and liabilities of $4.0 million. Noncash expenses primarily include the derecognition of IPR&D intangible assets included within “loss on transfer of non-financial assets” and stock-based compensation expense. Net cash used in changes in our operating assets and liabilities primarily consisted of a decrease in accounts payable and accrued expenses as a result of the timing of cash settlement of these liabilities.

Investing Activities   During the nine months ended September 30, 2020, cash used in investing activities of $1.1 million related primarily to furniture and laboratory equipment purchases related to our leased facility in Boston, Massachusetts, and our research and development center in Vienna, Austria. During the nine months ended September 30, 2019, net cash provided by investing activities consisted primarily of $26.4 million of cash and restricted cash acquired in connection with the Merger.
Financing Activities    During the nine months ended September 30, 2020, net cash provided by financing activities was $4.8 million, consisting primarily of proceeds from the refinancing of our loan facility with Hercules in the first quarter of 2020. During the nine months ended September 30, 2019, net cash provided by financing activities was $80.4 million, consisting primarily of $79.3 million of net proceeds for the sale in April 2019 of our common stock, pre-funded warrants, and Class A warrants, and net proceeds of $9.8 million received in connection with the closing of our Amended and Restated Loan Agreement with Hercules in June 2019, partially offset by the settlement of loans acquired in the Merger.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development. In addition, we expect to continue to incur additional costs operating as a public company. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates, particularly our Phase 3 pivotal clinical trial of mavorixafor for the treatment of patients with WHIM syndrome, our Phase 1b clinical trial of mavorixafor in SCN and our Phase 1b clinical trial of mavorixafor in Waldenström’s;
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

Our obligations under the Amended Loan Agreement are subject to acceleration upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in our business, operations or financial or other condition. In addition, under the Amended Loan Agreement, Hercules has the right to participate, subject to exceptions as provided in the Amended Loan Agreement, in a cumulative amount of up to $3.0 million in the aggregate, of which $1.0 million has already been exercised, in any future offering of our equity securities for cash on the same terms, conditions and pricing that is afforded to the other investors, where such future equity offering is solely for financing purposes and is broadly marketed to multiple investors.
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

During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2019 as part of our Annual Report. In addition, see Note 2 of our consolidated financial statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the nine months ended September 30, 2020.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage clinical biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Without regard to the historical operating results of our predecessor, Arsanis, our net losses were $52.8 million, $33.3 million and $22.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, our net losses were $43.7 million for the nine months ended September 30, 2020, and we had an accumulated deficit of $175.8 million as of September 30, 2020. To date, we have financed our operations primarily through issuances of shares of common stock warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. In 2019, we completed a merger with Arsanis and acquired its $26.4 million of cash, cash equivalents and restricted cash. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our infrastructure. We have not generated any revenue from product sales to date. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we conduct additional clinical trials for our product candidates; continue to discover and develop additional product candidates; acquire or in-license other product candidates and technologies; maintain, expand and protect our intellectual property portfolio; hire additional clinical, scientific and commercial personnel; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; seek regulatory approvals for any product candidates that successfully complete clinical trials; establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. For example, we have already experienced delays in clinical trial site activation and slower patient enrollment in some of our clinical trials as a result of the pandemic, which we expect will delay our ability to report data from those trials, and we may encounter additional delays, disruptions and other direct and indirect negative effects of the COVID-19 pandemic on our clinical trials. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

As of September 30, 2020, our cash and cash equivalents was $88.8 million, which we believe will fund our current operating plans through at least the next 12 months from the date the condensed consolidated financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates, particularly our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome, our Phase 1b clinical trial of mavorixafor for the treatment of SCN, and our Phase 1b clinical trial of mavorixafor for the treatment of Waldenström’s;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital. Other than our common stock purchase agreement with Aspire Capital, pursuant to which Aspire Capital is obligated, subject to certain limitations, to purchase up to $50.0 million in the aggregate of shares of our common stock, we do not have any committed external sources of funds and may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, acquiring or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we default on such indebtedness, we could lose such assets and intellectual property.

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

Risks Related to Development of Our Product Candidates

We depend almost entirely on the success of our lead product candidate, mavorixafor, which we are developing initially for the treatment of WHIM syndrome, for the treatment of SCN, for the treatment of Waldenström’s and, with a potential strategic partner, for the treatment of ccRCC. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor or any other product candidate.

Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of mavorixafor. We currently have no products for sale and may never be able to develop marketable drug products. We initiated a global Phase 3 pivotal clinical trial of our lead product candidate, mavorixafor, in WHIM patients in the second quarter of 2019, and may be required to complete additional nonclinical studies and clinical trials before we can seek regulatory approval. In the fourth quarter of 2019, we also initiated Phase 1b clinical trials of mavorixafor for the treatment of SCN and Waldenström’s. While we completed a Phase 2a clinical trial of mavorixafor for the treatment of ccRCC, we do not plan to develop mavorixafor for this indication on our own. Our other programs, including X4P-002 and X4P-003, are still in the preclinical development stage. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:
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

We may experience delays in our current or future clinical trials, including our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome, our Phase 1b clinical trial of mavorixafor for the treatment of SCN, and our Phase 1b clinical trial of mavorixafor for the treatment of Waldenström’s. As a result of the ongoing COVID-19 pandemic, we have already experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor for the treatment of WHIM syndrome and SCN. We do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. Clinical trials may be delayed, suspended or terminated for a variety of reasons, including the following:

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the rate at which we can recruit and enroll patients in testing our product candidates, and we have made certain assumptions about the rate at which we can enroll patients in our clinical trials. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing mavorixafor and any other current or future product candidates that we may develop as well as completion of required follow-up periods. For example, as a result of the ongoing COVID-19 pandemic, we have experienced, and expect to continue to experience, enrollment at a slower pace at certain of our clinical trial sites than initially expected. In addition, certain of our clinical trial sites have suspended enrollment due to facility closures, quarantine, travel restrictions and other governmental restrictions. As a result, we expect the results from our clinical trials of mavorixafor for the treatment of WHIM syndrome, SCN and Waldenström’s to be delayed, which we expect will have a material adverse impact on our clinical trial plans and timelines.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, we are currently evaluating mavorixafor for the treatment of WHIM syndrome, SCN and Waldenström’s, rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants.

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

If the commercial opportunity in WHIM syndrome, SCN or Waldenström’s is smaller than we anticipate, our potential future revenue from mavorixafor for the treatment of any of the diseases may be adversely affected and our business may suffer.

If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We are developing mavorixafor initially as a treatment for patients with WHIM syndrome and also as a treatment for other rare diseases, including primary immunodeficiencies such as SCN and cancer such as Waldenström’s. WHIM syndrome, SCN and Waldenström’s each have a limited patient population.

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

It is critical to our ability to grow and become profitable that we successfully identify patients with WHIM syndrome, SCN and Waldenström’s. Our projections of the number of people who have WHIM syndrome (or its other potential primary immunodeficiencies), SCN or Waldenström’s are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for each disease. The effort to identify patients for treatment is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the addressable patient population for our indications may be limited or may not be amenable to treatment with mavorixafor, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

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

Because we have limited financial and managerial resources, we focus on specific product candidates. Currently, we are focusing our resources predominantly on the development mavorixafor for the treatment of WHIM syndrome, for the treatment of SCN and for the treatment of Waldenström’s. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that have or that could later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or alternate and/or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Risks Related to the Marketing and Commercialization of Our Product Candidates

A breakthrough therapy designation or Fast Track designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and neither of these designations increases the likelihood that our product candidates will receive marketing approval.

We have obtained both breakthrough therapy and Fast Track designations for mavorixafor for the treatment of adult patients with WHIM and we may pursue those designations for other product candidates as well. A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Such designation also offers an intensive and efficient review involving FDA senior managers and experienced review and regulatory health project management staff across disciplines. A breakthrough therapy designation affords the possibility of rolling review, enabling the

FDA to review portions of our marketing application before submission of a complete application, and possibly, priority review.
If a drug or biologic candidate is intended for the treatment of a serious or life-threatening condition or disease and the drug demonstrates the potential to address unmet medical needs for the condition, the sponsor may apply for Fast Track designation. Even if we do apply for and receive Fast Track designation, we may not experience a faster development, review or approval process compared to conventional FDA procedures. The FDA may rescind Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

Designation as a breakthrough therapy and Fast Track designation are within the discretion of the FDA. Accordingly, even if we believe that our product candidates meet the criteria for designation as a breakthrough therapy or Fast Track designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of either or both of a breakthrough therapy designation or Fast Track designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies or for Fast Track designation, the FDA may later decide that the products no longer meet the conditions for qualification.

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

Our lead product candidate, mavorixafor, is in clinical development for the treatment of WHIM syndrome, SCN and Waldenström’s, respectively. We are aware of other companies that are developing CXCR4 inhibitors that are in a similar stage of development as mavorixafor, including Eli Lilly, Pfizer, Bristol-Myers Squibb, or BMS, BioLineRx, Noxxon, Upsher-Smith, Polyphor and Glycomimetics. To our knowledge, there do not appear to be any competitors with programs in development for WHIM syndrome or SCN. With respect to Waldenström’s, the Dana Farber Cancer Institute has completed enrollment for a trial to study the BMS CXCR4 antibody (IV infusion) in the treatment of Waldenström’s patients with CXCR4 mutations. In Waldenström’s, there are several treatment approaches currently being developed, including targeted therapies and immunotherapies (as monotherapies and combination therapies), chemotherapy, stem cell transplantation, and cancer vaccines. With the exception of the BMS monoclonal antibody, none to our knowledge have a mechanism of action that interacts with the CXCR4 receptor.

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
•the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services, or CMS information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals and the ownership and investment interests of physicians and their immediate family members in such manufacturers, which will be expanded in 2022, to require applicable manufacturers to report such information regarding its relationships with physicians assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, and their subcontractors that use, disclose, or otherwise process individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

There remain challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Since January 2017, President Trump has signed Executive Orders and other directives designed to eliminate the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act, or the Tax Act, was enacted, which, among other things, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high-cost employer-sponsored health insurance plans and the medical device excise tax on non-exempt medical devices and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, which are expected to occur in the fall. It is unclear how this litigation and other efforts to repeal and replace the ACA will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These new laws may result in additional reductions in Medicare and other healthcare funding.

There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie certain Medicare Part B drug prices to international drug prices, the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rule-making process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some of these and other measures may require additional authorization to become effective. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we will receive for any approved product. It is possible that additional governmental action may be taken to address the COVID-19 pandemic. For example, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare rate reduction sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Further, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus. Further, on August 6, 2020, President Trump issued an executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States. Any reduction in payments from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

As of September 30, 2020, we had 68 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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

Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses, or NOLs, and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. We have experienced multiple ownership changes since our inception and are conducting a study to assess whether an ownership change has occurred and whether these ownership changes will limit the future use of our NOL carryforwards. Future ownership changes as defined by Section 382 may further limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS

Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of June 10, 2020.	8-K	3.1	06/10/2020	001-38295

3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

10.1	Controlled Equity OfferingSM Sales Agreement, dated August 7, 2020, by and among the Registrant and B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.	S-3	1.2	08/07/2020	333-242372

10.2*+	Consulting agreement, dated September 17 2020, by and between X4 Pharmaceuticals Inc. and Gary Bridger

10.3*	Lease Termination Agreement, dated July 17, 2020, by and between 955 Massachusetts Avenue MA, LLC and X4 Pharmaceuticals, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

X4 PHARMACEUTICALS, INC.

Date: November 5, 2020	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President, Chief Executive Officer and Secretary

Date: November 5, 2020	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer