Form 10-K
period 2020-12-31
X4 Pharmaceuticals, Inc
filed 2021-03-19
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐   No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
On June 30, 2020, the aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant was approximately $144,752,443 based upon the closing sale price on the Nasdaq Capital Market reported on June 30, 2020.
As of March 15, 2021, there were 17,384,478 shares of the registrant’s common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, or the 2021 Proxy Statement, for its 2021 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Unless otherwise noted, all references to common stock share and per share amounts in this Annual Report on Form 10-K, or this Annual Report, have been retroactively adjusted to reflect the conversion of shares in the Merger based on an exchange ratio of 0.5702 and the Reverse Stock Split.
Unless the context requires otherwise, references in this Annual Report to “X4”, “we”, “us” and “our” refer to X4 Pharmaceuticals, Inc. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that relate to future events or to our future operations or financial performance. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this report, regarding, among other things:
•the timing, progress and reporting of results of our current trials of mavorixafor, including our global Phase 3 clinical trial in patients with Warts, Hypogammaglobulinemia, Infections, and Myelokathexis, or WHIM, syndrome, our Phase 1b clinical trial in combination with ibrutinib in patients with Waldenström’s macroglobulinemia, or Waldenström’s, and our Phase 1b clinical trial as monotherapy in patients with Severe Congenital Neutropenia, or SCN;
•the initiation, timing, design, progress, and results of our current and future preclinical studies and clinical trials of X4P-002 and X4P-003 or any of our other product candidates or our research and development programs that we pursue;
•our expectations regarding the impact of the ongoing COVID-19 pandemic, included the expected duration of disruption and immediate and long-term impact and effect on our business and operations;
•the diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and of hospital staff or independent physicians supporting the conduct of our clinical trials;
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
•the benefits of U.S. Food and Drug Administration, or FDA, and European Commission designations, including, without limitation, Fast Track, Orphan Drug and Breakthrough Therapy;
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

You should refer to “Risk Factors” in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report. Some of the more significant risks include the following:

•We have incurred significant losses and have not generated revenue from product sales since our inception. We expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.
•We will require substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate any product development programs or commercialization efforts.
•Raising additional capital may cause dilution to our investors, restrict our operations or require us to relinquish rights to our technologies or product candidates. Future debt obligations may expose us to risks that could adversely affect our business, operating results and financial condition and may result in further dilution to our stockholders.
•We depend almost entirely on the success of our lead product candidate, mavorixafor, which we are developing initially for the treatment of WHIM syndrome, for the treatment of SCN, for the treatment of Waldenström’s, and contingent on a potential strategic partner, for the treatment of ccRCC. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor or any other product candidate.
•We expect to develop mavorixafor, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.
•The regulatory review and approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, including mavorixafor, our business will be substantially harmed.
•We depend on license agreements with Genzyme, Beth Israel Deaconess Medical Center, Dana-Farber Cancer Institute, and Georgetown University to permit us to use patents and patent applications. Termination of these rights or the failure to comply with obligations under these agreements could materially harm our business and prevent us from developing or commercializing our product candidates.
•The results of clinical trials may not support our product candidate claims.
•We may fail to enroll a sufficient number of patients in our clinical trials in a timely manner, which could delay or prevent clinical trials of our product candidates.
•If the commercial opportunity in WHIM syndrome, SCN or Waldenström’s is smaller than we anticipate, our potential future revenue from mavorixafor for the treatment of any of the diseases may be adversely affected and our business may suffer.
•If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates, or our entry into licensing, collaboration or similar arrangements, could be delayed or prevented.
•Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•A breakthrough therapy designation or Fast Track designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and neither of these designations increases the likelihood that our product candidates will receive marketing approval.
•Product candidates may cause undesirable side effects that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, including marketing withdrawal.
•If, in the future, we are unable to establish sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and could harm our business.
•Even if we are able to commercialize mavorixafor or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.
•We have minimal experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are currently dependent on a single third party manufacturer for the manufacture of mavorixafor, the active pharmaceutical ingredient, or API, and a single manufacturer of mavorixafor finished drug product capsules. If we experience problems with these third parties, the manufacturing of mavorixafor could be delayed, which could harm our results of operations.
•We rely on third-party CROs to conduct our preclinical studies and clinical trials. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
•Disruptions in our supply chain could delay the commercial launch of our product candidates.
•Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.
•We may depend on such collaborations for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.
•We may engage in future acquisitions or in-licenses of technology that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.
•If we are unable to protect our intellectual property rights, our competitive position could be harmed.
•Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•The global coronavirus pandemic is adversely affecting, and is expected to continue to adversely affect, our business, including our clinical trials and preclinical studies.
•Our future success depends on our ability to retain executives and to attract, retain and motivate key personnel in a competitive environment for skilled biotechnology personnel.
•We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
•Our stock price is expected to continue to be volatile.
•We are an “emerging growth company,” and a “smaller reporting company” and as a result of the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

PART I
ITEM 1.     BUSINESS
Overview
We are a late-stage clinical biopharmaceutical company and a leader in the discovery and development of novel therapies for the treatment of diseases resulting from dysfunction of the CXCR4 pathway, with a focus on rare diseases with limited treatment options. Our pipeline is comprised of potentially first-in-class, oral, small molecule antagonists of chemokine receptor CXCR4, which have the potential to treat a broad range of rare diseases, including primary immunodeficiencies, or PIs, and certain types of cancer. PIs are a group of more than 300 rare, chronic disorders in which flaws in the immune system cause increased susceptibility to infections and, in some cases, increased risk of cancers. Within this broad disease classification, a number of PIs are attributed to the improper trafficking of immune cells related to the CXCR4 receptor and its ligand CXCL12. CXCR4 is stimulated by its only chemokine ligand, CXCL12, and plays a key role in enabling the trafficking of immune cells and effectively monitoring the function of the immune system, or immunosurveillance. Overstimulation of the CXCL12/CXCR4 pathway leads to inhibition of the immune response, or immunosuppression. Our lead product candidate, mavorixafor, is a first-in-class, oral, allosteric antagonist of the CXCR4 receptor designed to correct the abnormal signaling caused by the receptor/ligand interaction and enable mobilization and trafficking of immune cells.

We have completed the dose titration portion of a Phase 2 clinical trial of mavorixafor in patients with Warts, Hypogammaglobulinemia, Infections, and Myelokathexis, or WHIM, syndrome, which is a rare, inherited primary immunodeficiency disease. In June 2019, we initiated 4WHIM, a pivotal, 52-week Phase 3 global clinical trial of mavorixafor for the treatment of patients with WHIM syndrome. In November 2019, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation for mavorixafor for the treatment of adults with WHIM syndrome, and in October 2020, the FDA granted Fast Track Designation for mavorixafor for adults with WHIM syndrome. In December 2020, the FDA granted Rare Pediatric Designation, or RPD, to mavorixafor for the treatment of WHIM syndrome. We expect to report top-line data from 4WHIM in 2022.

We are also investigating mavorixafor in combination with axitinib (Inlyta®), an FDA-approved small molecule tyrosine kinase inhibitor, in the Phase 2a portion of an open-label Phase 1/2 clinical trial in patients with clear cell renal cell carcinoma, or ccRCC. In September 2019, we announced positive results from the Phase 2a portion of this trial. We hope to pursue future development and potential commercialization of mavorixafor in ccRCC and other possible immuno-oncology indications outside of greater China only as part of a potential strategic collaboration.

In December 2019, we initiated a Phase 1b clinical trial of mavorixafor, in combination with ibrutinib, in patients with Waldenström’s macroglobulinemia, or Waldenström’s. We expect to report initial data from the Waldenström’s trial in first half of 2021. In November 2019, we initiated a 14-day, proof-of-concept Phase 1b clinical trial of mavorixafor in patients with severe congenital neutropenia, or SCN. The SCN trial has been very difficult to enroll during the COVID pandemic due to the risk of COVID and this difficulty could continue throughout 2021. We anticipate sharing initial data on a small number of patients from the SCN trial in 2021, assuming that sufficient progress is made on the trial.

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

We continue to leverage our insights into CXCR4 biology at our corporate headquarters located in Boston, Massachusetts and at our research facility in Vienna, Austria to discover and develop additional product candidates.
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

Our Strategy
Our goal is to discover, develop, and commercialize novel therapeutics that address diseases resulting from dysfunction of the CXCR4 pathway by:

•Completing the global Phase 3 clinical trial to enable the approval of mavorixafor for the treatment of patients with WHIM syndrome. To date, we have reported on our data from our Phase 2 clinical trial with long-term extension of mavorixafor in patients with WHIM syndrome, achieving clinical proof-of-concept, observing a clinically meaningful increase in neutrophil and lymphocyte counts, and demonstrating a favorable tolerability profile. We are conducting a Phase 3 pivotal clinical trial, the 4WHIM trial, and are currently enrolling patients, with top-line data expected in 2022.
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
•Advancing mavorixafor in additional indications. To maximize the potential of mavorixafor, we have initiated two Phase 1b clinical trials – one trial investigating the safety, appropriate dose and preliminary efficacy of mavorixafor in patients with Waldenström’s macroglobulinemia and another trial investigating the safety and efficacy of mavorixafor in patients with SCN. We expect initial data results from the Waldenström’s trial in the first half of 2021 and initial data from the SCN trial in 2021, assuming sufficient progress is made on the SCN trial.
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

Mavorixafor in WHIM Syndrome
PIs are a group of more than 300 rare, chronic disorders in which flaws in the immune system cause increased susceptibility to infections and, in some cases, increased risk of cancers. Within this broad disease classification, WHIM syndrome is one of a number of PIs that are caused by the improper trafficking of immune cells. WHIM syndrome is a rare genetic disease that results from “gain of function” mutations in the single gene that encodes for the CXCR4 receptor. The first of these mutations were identified in 2003. Since then, a total of 11 different CXCR4 mutations have been identified as causing WHIM syndrome. All but one of these mutations cause premature truncations in the protein, causing the receptor to signal for longer than normal, which results in the retention of white blood cells in the bone marrow where they are produced, and leads to the chronic peripheral neutropenia and lymphopenia that is the observed clinical hallmark of WHIM syndrome.

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

For a diagnosis of WHIM syndrome, all four classic characteristics of warts, hypogammaglobulinemia, infections and myelokathexis, do not need to be present, which can complicate the diagnosis of these patients. Genetic testing is used to definitively diagnose WHIM syndrome by confirming the presence of an autosomal dominant mutation in the CXCR4 receptor where only one mutated gene need be affected to cause the disorder. The diagnosis of WHIM syndrome may occur at any age: about one-half of reported patients are diagnosed as adults, mostly between 18 and 40 years of age, with the other half diagnosed primarily before or at the age of 18 years.

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

We completed the dose-titration portion of the Phase 2 trial in March 2018 and, based on the reported results, the Data Review Committee, or DRC, recommended the Phase 3 dose of 400 mg administered once daily. Following completion of the dose-titration portion of the Phase 2 trial, patients were allowed to continue on study drug in a Phase 2 open-label extension trial. As of February 1, 2021, 5 patients continue to receive mavorixafor in the open-label extension trial.

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

We currently expect to report top-line data from this Phase 3 trial in 2022. If the Phase 3 pivotal clinical trial is successful, we believe that this trial will be the only registration trial required to submit a New Drug Application, or NDA to the FDA seeking regulatory approval in the United States.

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

In November 2019, we initiated a Phase 1b clinical trial, a 14-day, proof-of-concept trial designed to assess the safety and tolerability of daily, oral mavorixafor in participants with SCN and other selected congenital neutropenia disorders. In addition, the trial will evaluate the neutrophil response in this patient population as an independent agent or in combination with G-CSF. The trial is designed to enroll up to 45 patients in total. SCN patients are immunocompromised: the two-week duration of dosing with mavorixafor provides little potential opportunity for clinical benefit. As a result, the SCN trial has been very difficult to enroll during the COVID pandemic due to the risk of COVID and this difficulty could continue throughout 2021. We anticipate sharing initial data on a small number of patients from the SCN trial in 2021, assuming sufficient progress is made on the trial.

Mavorixafor in Waldenström's macroglobulinemia
We believe that mavorixafor may be used to treat certain blood cancers, including Waldenström's macroglobulinemia, or Waldenström’s. Waldenström’s is a rare form of non-Hodgkin’s lymphoma and B-cell lymphoproliferative disorder most often caused by mutations in a gene for MYD88. The Waldenström’s landscape has recently been revolutionized by whole-genome sequencing that has identified genetic mutations in the disease, including somatic mutations in CXCR4. Approximately 30-40% of all Waldenström’s patients have been shown to have second mutation, a somatic WHIM-like mutation in the CXCR4 gene in the cancer cells that define this rare form of lymphoma. Mutational status influences both clinical presentation and prognosis as well as provides potential implications for therapeutic options. Patients with the CXCR4 mutations have higher serum IgM levels and greater incidence of symptomatic hyperviscosity. These patients also have a worse prognosis.

In Waldenström’s, somatic mutations of CXCR4 have been found to be associated with activating and pro-survival signaling of tumor cells, as well as the possible acquisition of resistance to several drugs, including anti-CD20 monoclonal antibody, and Bruton’s tyrosine kinase, or BTK, inhibitors, such as ibrutinib, the current standard of care. For example, Waldenström’s patients who have been treated with ibrutinib and patients with WHIM syndrome-like mutations have generally not responded as well to treatment as compared to patients without the somatic WHIM syndrome mutation. Seminal work from Dr. Steven P. Treon M.D. Ph.D., of Harvard Medical School, has demonstrated that patients with the double mutation (MYD88/CXCR4 WHIM) have a lower rate of Very Good Partial Response, or VGPR, and Minor Response, or MR, as well as longer time to MR (31% vs. 7% VGPR, 94% vs. 71% for MR and 1 month to MR in the single mutant vs. 7.3 months in the double mutation). This is true in treatment naive patients with similar worse outcomes in the double mutation population shown by both Dr. Treon and Dr. Christian Buske M.D. in previously treated patients.

In December 2019, we initiated a Phase 1b multi-center, open-label, dose-escalation, clinical trial designed to assess the safety and tolerability of mavorixafor in combination with ibrutinib in patients with Waldenström’s who have acquired a “gain of function” mutation in CXCR4 in addition to the MYD88 mutation. In addition, the trial is designed to measure changes from baseline in serum immunoglobulin M and hemoglobin, both key biomarkers of clinical response in Waldenström’s patients. The clinical trial is expected to enroll up to 18 patients, with initial data results expected in the first half of 2021.

This trial is being conducted as part of a collaboration with The Leukemia & Lymphoma Society, or LLS, to accelerate the development of mavorixafor for the treatment of Waldenström’s. Mavorixafor was selected for LLS’s Therapy Acceleration Program®, or TAP, a strategic initiative where LLS builds business alliances and collaborations with biotechnology companies and academic researchers to speed the development of new therapies for blood cancers.

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

Our Phase 1b Clinical Trial in Combination with Nivolumab in ccRCC
We completed a Phase 1b trial of mavorixafor for the treatment of patients with ccRCC in combination with the approved immuno-oncology therapy, nivolumab, a PD-1 checkpoint inhibitor. The primary objective of the trial was to evaluate the safety and tolerability of mavorixafor in combination with nivolumab. The trial enrolled patients who have not responded to nivolumab, but who were maintained on nivolumab while mavorixafor was added to their treatment regimen. In addition to safety and tolerability, the trial evaluated early signs of biological activity using biomarkers, and clinical activity as measured by ORR.

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

Overall mPFS across clinically evaluable patients receiving mavorixafor + axitinib (n=62) was 7.4 months. Predefined subpopulations examined patients with immediate prior TKI and IO treatment. Patients treated in the subgroup with immediate prior TKI therapy (n=34) demonstrated an objective response rate, or ORR, of 18% and an increased mPFS of 7.4 months. This is a greater than 50% improvement from the 4.8-month historical mPFS with axitinib alone. Patients treated with mavorixafor + axitinib in the subgroup with immediate prior IO therapy (n=18) had an ORR of 61% and an increased mPFS of 11.6 months. In addition, four of the 65 patients remain on the combination therapy as of February 2021 with durations of treatment of 26-44 months or longer. Results suggest mavorixafor may enhance clinical response to axitinib and other TKIs that target tumor angiogenesis, as well as immunotherapy agents.

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

We are aware of other companies that are developing CXCR4 inhibitors that are in a similar stage of development as mavorixafor, including Eli Lilly, Pfizer, Bristol-Myers Squibb, or BMS, BioLineRx, Noxxon, Upsher-Smith, Polyphor and Glycomimetics. To our knowledge, there do not appear to be any competitors with programs in development for WHIM syndrome or SCN. With respect to Waldenström’s, the Dana-Farber Cancer Institute has initiated a trial to study the BMS CXCR4 antibody (IV infusion) in the treatment of Waldenström’s patients with CXCR4 mutations.

In Waldenström’s, there are several treatment approaches currently being developed, including targeted therapies and immunotherapies (as monotherapies and combination therapies), chemotherapy, stem cell transplantation, and cancer vaccines. To our knowledge, only X4 and BMS have therapies in development that directly target the 30-40% of Waldenström’s patients with the double mutations (MYD88 and CXCR4) and only X4 is developing an oral therapy. Our principal competitors in ccRCC include Pfizer, Novartis, BMS, and Merck. In glioblastoma, our principal competitors include Genentech/Roche and BMS.
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

The term of the Aptuit Agreement expires on February 19, 2024 unless terminated by us and/or Aptuit as follows: (i) by mutual agreement of the parties; (ii) by us, if there is a material breach by the other party that remains uncured; (iii) by us, in the event of insolvency or bankruptcy of Aptuit; or (iv) by either party, upon 30 days’ written notice.

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

We are obligated to pay Genzyme milestone payments in the aggregate amount of up to $25.0 million, contingent upon our achievement of certain late-stage regulatory and sales milestones with respect to licensed products, and tiered royalties based on net sales of licensed products that we commercialize under the Genzyme agreement. Our obligation to pay royalties for each licensed product expires on a country-by-country basis on the latest of (i) the expiration of licensed patent rights that cover that licensed product in that country, (ii) the expiration of regulatory exclusivity in that country and (iii) ten years after the first commercial sale of such licensed product in that country. Royalty rates are subject to reduction under the agreement in specified circumstances, including in any country if we are required to obtain a license from any third party to the extent our patent rights might infringe the third party’s patent rights, if a licensed product is not covered by a valid claim in that country or if sales of generic products reach certain thresholds in that country. Sublicenses that we enter into under the Genzyme agreement, including our license agreement with Abbisko Therapeutics Co., Ltd., or Abbisko, obligate us to pay Genzyme a percentage of certain upfront, maintenance fees, milestone payments and royalty payments paid to us by the sublicensee.
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
Under the terms of the Georgetown agreement we paid a one-time only, upfront fee of $50.0 thousand, and we may be required to pay milestone payments of up to an aggregate of $800.0 thousand related to commercial sales of a licensed product. We are responsible for all patent prosecution costs incurred with respect to the licensed patents. We are obligated under the agreement to use commercially reasonable efforts to develop and commercialize licensed product, to make licensed product reasonably available to the public, to obtain government approvals for licensed product and to market licensed product in quantities sufficient to meet the market demand.
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
Under the terms of the BIDMC agreement we paid a one-time only, upfront fee of $20.0 thousand and we are responsible for all future patent prosecution costs.
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

License Agreement with Dana Farber Cancer Institute
In November 2020, we entered into a license agreement with Dana Farber Cancer Institute, or DFCI, pursuant to which we obtained a non-exclusive, worldwide license to use, make, have made, develop, market, import, distribute, sell and have sold licensed products and certain processes covered by licensed patent rights owned by DFCI. The rights licensed to us are for the therapeutic use of our CXCR4 antagonists for the treatment of Waldenström’s in combination with BTK inhibitors, including ibrutinib. We have the right to grant sublicenses of the licensed rights to third parties to the extent consistent with the terms of the DFCI agreement.

Under the terms of the DFCI agreement we paid a one-time, upfront fee of $25.0 thousand and we are responsible for the reimbursement of certain future patent prosecution cost and the payment of an annual maintenance fee. We are obligated to pay DFCI milestone payments in the aggregate amount of up to approximately $32.0 million, contingent upon our achievement of certain regulatory and sales milestones with respect to licensed products, and a flat royalty based on net sales of licensed products that we commercialize under the DFCI agreement.

The term of the DFCI agreement will continue until the expiration of the last valid claim within the patent rights covering the licensed product. DFCI may terminate the agreement in the event (i) we fail to pay any amount and fail to cure such failure within 30 days after receipt of notice, (ii) we cease to carry on our business with respect to the licensed products or process, (iii) the insurance coverage that we are obligated to maintain under the agreement is terminated and we fail to obtain replacement insurance within a certain period of time following notice to DFCI, (iv) we fail to comply with certain diligence obligations and cure any such default within 60 after receipt of notice, (v) we have granted a sublicense without notifying DFCI or on terms inconsistent with the terms required of sublicenses under the agreement, (vi) an officer of X4, an affiliate or sublicensee is convicted of a felony relating to the manufacture, use, sale or importation of a licensed product, (vii) we or any of our affiliates, sublicensees or sublicensees’ Affiliates initiate a patent challenge of the patents licensed under the agreement or assists others in doing so or (viii) we declare insolvency or bankruptcy. In addition, if we are in material breach of any material obligations under the DFCI agreement and fail to remedy such breach within 90 days after receipt of notice, DFCI may terminate the agreement or terminate any licenses granted under the agreement. We may terminate the agreement at any time upon at least 90 days’ written notice.
Abbisko Agreement
In July 2019, we entered into a license agreement with Abbisko. Under the terms of the agreement, we granted Abbisko the exclusive right to develop, manufacture and commercialize mavorixafor in mainland China, Taiwan, Hong Kong and Macau. The agreement provides Abbisko with the exclusive rights in this territory to develop and commercialize mavorixafor in combination with checkpoint inhibitors or other agents in oncology indications. Pancreatic cancer, ovarian cancer and triple negative breast cancer will be explored initially. We retain the full rest-of-world rights to develop and commercialize mavorixafor outside of Greater China for all indications and the ability to utilize data generated pursuant to the Abbisko collaboration for rest-of-world development. In addition, Abbisko has the right of first refusal if we determine to pursue additional products in the Abbisko Territory, as defined in the agreement. We entered into a separate agreement in April 2020 whereby we will provide Abbisko with a clinical supply and, if the product is commercialized in the territory licensed by Abbisko, we intend to enter into a commercial supply of the licensed compound.
Pursuant to the agreement with Abbisko, upon the closing of a qualified financing of Abbisko, as defined in the agreement, which occued in March 2020, Abbisko made a one-time, non-refundable, non-creditable financial milestone payment of $3.0 million to us. We are also eligible to receive potential development and regulatory milestone payments and potential commercial milestone payments based on annual net sales of licensed products. Upon commercialization of mavorixafor in the Abbisko Territory, we are eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. Abbisko is obligated to use commercially reasonable efforts to develop and commercialize mavorixafor in the Abbisko Territory. Abbisko has responsibility for all activities and costs associated with the further development, manufacture and commercialization of mavorixafor in the Abbisko Territory.
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

We file patent applications directed to our product candidates, preclinical compounds and related technologies to establish intellectual property positions on these compounds and their uses in disease. As of December 31, 2020, we owned or exclusively licensed 16 issued U.S. patents, 14 pending U.S. non-provisional patent applications, one pending U.S. provisional patent application, and approximately 143 PCT and foreign patents and patent applications in the following foreign jurisdictions: Belgium, Brazil, Canada, China, European Patent Office, France, Germany, Great Britain, Hong Kong, India, Ireland, Italy, Israel, Japan, Lichtenstein, Mexico, Netherlands, Spain, Sweden and Switzerland.
As of December 31, 2020, our in-licensed intellectual property portfolio for mavorixafor included three issued U.S. patents and one pending U.S. patent application directed to compositions of matter for mavorixafor, which is expected to expire in December 2022 excluding possible patent term extensions of up to an additional five years. The intellectual property portfolio for mavorixafor also included one issued U.S. patent with claims directed to a crystalline salt form of mavorixafor, one issued U.S. patent directed to pharmaceutical compositions of mavorixafor in unit dosage form, and four issued U.S. patents directed to methods of making mavorixafor and key intermediates. We also had four issued U.S. patents directed to compositions and methods of making chemical compounds related to the X4P-001 program. Approximately 85 corresponding PCT and foreign patents and patent applications directed to compositions of matter and related chemical compounds as well as methods of making and methods of use were issued or pending. All of the above patents and patent applications were exclusively licensed to us pursuant to the terms of the Genzyme license agreement.
Additionally, we have filed our own patent applications with respect to the mavorixafor and X4P-002 product candidates. Some of these patent applications are co-owned with Genzyme, BIDMC or Georgetown, with their rights exclusively licensed to X4. As of December 31, 2020, our independently generated intellectual property portfolio included nine pending U.S. non-provisional patent applications, one pending U.S. provisional patent application, and approximately 38 pending PCT and foreign patent applications related to our mavorixafor clinical programs in cancer and primary immunodeficiencies; and four pending U.S. non-provisional patent applications, two pending U.S. provisional patent applications and 20 pending PCT and foreign patent applications related to our preclinical compounds and X4P-002 in glioblastoma. Patents issuing from these applications, if any, are expected to expire between 2036 and 2041.
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
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the performance goals established pursuant to the Prescription Drug User Fee Act the FDA aims to complete review of 90% of standard (non-priority) NDAs within 10 months filing and within six months for priority NDAs.
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
Pharmaceutical Coverage, Pricing and Reimbursement
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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the ACA, was enacted with the goal of expanding coverage for the uninsured while at the same time containing overall health care costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare D program. There have been challenges to certain aspects of the ACA. For example, former President Trump signed Executive Orders and other directives designed to eliminate the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act was enacted, which, among other things, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high-cost employer-sponsored health insurance plans and the medical device excise tax on non-exempt medical devices and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

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
•the federal transparency laws, including the federal Physician Payments Sunshine Act, that require drug manufacturers to disclose payments and other transfers of value provided to physicians, (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;
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

Human Capital Policies and Procedures
As of December 31, 2020, we had 72 full-time employees. Of these employees, 48 were engaged in research and development and 24 were engaged in general and administrative functions. All of our employees are located in the United States and Vienna, Austria. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relationship with our employees to be good.

Human capital is critical to our success. Our overarching human capital resource strategy is to recruit, hire, incentivize and retain employees consistent with our stage of operations and strategic objectives. We believe we offer our employees compensation that is competitive and consistent with the markets in which we operate, namely the Boston, Massachusetts and Vienna, Austria metropolitan areas. We supplement base cash employee compensation with awards of stock options and/or restricted stock units under our equity incentive plans. We review employee performance annually and our Compensation Committee approves associated merit increases and annual incentive bonus payments during the first quarter annually. When needed, we augment our employee base with outside consultants who specialize in various fields.

Corporate Information
We were incorporated under the laws of the State of Delaware in 2010 under the name Arsanis Inc. Following the Merger with X4 Therapeutics Inc. (formerly X4 Pharmaceuticals Inc.) on March 13, 2019, we changed our name to X4 Pharmaceuticals, Inc. Our principal executive offices are located at 61 North Beacon Street, 4th Floor, Boston, Massachusetts 02134 and our telephone number is (857) 529-8300.

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

ITEM 1A.     RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report, including our audited consolidated financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects, or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to continue to incur losses for the foreseeable future and we may never achieve or maintain profitability.
We are a late-stage clinical biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $62.1 million, $52.8 million and $33.3 million for the years ended December 31, 2020, 2019 and 2018 respectively, and we had an accumulated deficit of $194.2 million as of December 31, 2020. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. In 2019, we completed a merger with Arsanis and acquired $26.4 million of its cash, cash equivalents and restricted cash. In addition, in 2019, we raised $139.4 million, net of offering costs, through public offerings of common stock, prefunded warrants to purchase shares of common stock, and accompanying warrants to purchase shares of common stock. In August 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Sales Agreement, with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated, or collectively, the Sales Agents, pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock having an aggregate offering price of up to $50.0 million. In October 2020, we entered into a common stock purchase agreement with Aspire Capital LLC, or Aspire Capital, pursuant to which Aspire Capital has committed to purchase, at our request from time to time over a 36-month period, shares of our common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we conduct additional clinical trials for our product candidates; continue to discover and develop additional product candidates; acquire or in-license other product candidates and technologies; maintain, expand and protect our intellectual property portfolio; hire additional clinical, scientific and commercial personnel; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; seek regulatory approvals for any product candidates that successfully complete clinical trials; establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. For example, we have already experienced delays in clinical trial site activation and slower patient enrollment in some of our clinical trials as a result of the pandemic, which have delayed our expectations regarding our ability to report data from those trials, and we may encounter additional delays, disruptions and other direct and indirect negative effects of the ongoing COVID-19 pandemic on our clinical trials. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
Our ability to generate profits from operations and thereafter to remain profitable depends heavily on:
•the scope, number, progress, duration, endpoints, cost, results and timing of clinical trials and nonclinical studies of our current or potential future product candidates, including in particular the scope, progress, duration, endpoints, cost, results and timing for completion of our Phase 3 trial of mavorixafor for the treatment of Warts, Hypogammaglobulinemia, Infections, and Myelokathexis, or WHIM, syndrome, our Phase 1b clinical trial of mavorixafor for the treatment of severe congenital neutropenia, or SCN, and our Phase 1b clinical trial of mavorixafor for the treatment of Waldenström’s macroglobulinemia, or Waldenström’s

•our ability to raise sufficient funds to support the development and potential commercialization of our product candidates;
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
As of December 31, 2020, our cash and cash equivalents of $78.7 million will not be sufficient to fund our current operating plans through at least the next 12 months from the date these consolidated financial statements were issued. We expect to seek additional funding to sustain our future operations, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. As discussed in Note 1 to our consolidated financial statements included herein, we have entered into an agreement with several institutional and accredited investors to sell our common stock and pre-funded warrants for the purchase of our common stock in a private placement, which is expected to close in the first quarter of 2021. In addition, we have entered into a non-binding letter of intent with a third party to negotiate a co-development agreement that is expected to provide us with funding when and if the arrangement closes. However, these arrangements have not yet closed. While we have successfully raised capital in the past, the ability to raise capital in future periods is not assured.

We will require substantial additional funding to carry out our business plans, including the clinical development of mavorixafor. Further, even if and when we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. We cannot be certain that additional funding will be available on acceptable terms, or at all. The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to raise additional capital when needed or in sufficient amounts or on terms acceptable to us, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts of one or more of our product candidates or one or more of our other research and development initiatives.
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

•market acceptance of our product candidates, to the extent any are approved for commercial sale; and
•the effect of competing technological and market developments, and;
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital. Other than our common stock purchase agreement with Aspire Capital, pursuant to which Aspire Capital is obligated, subject to certain limitations, to purchase up to $50.0 million in the aggregate of shares of our common stock, and a private placement entered into on March 18, 2021 for the sale of our common stock and pre-funded warrants for the purchase of our common stock, which is expected to close on or about March 22, 2021, we do not have any committed external sources of funds and may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, acquiring or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we default on such indebtedness, we could lose such assets and intellectual property.
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
We have not generated revenues from any product sales since inception and may never become profitable.
To date, we have not generated revenues from any product sales. Our ability to generate revenue and become profitable depends upon our ability to successfully obtain marketing approval and commercialize our product candidates, including mavorixafor, X4P-002, X4P-003 or other product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we are unable to predict the extent of any future losses and do not know when any of these product candidates will generate revenue for us, if at all. Our ability to generate revenue from mavorixafor or any of our current or future product candidates also depends on a number of additional factors, including our ability to:
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
Risks Related to Development of Our Product Candidates
We depend almost entirely on the success of our lead product candidate, mavorixafor, which we are developing initially for the treatment of WHIM syndrome, for the treatment of SCN, for the treatment of Waldenström’s, and with a potential strategic partner, for the treatment of ccRCC. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor or any other product candidate.
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
Of the large number of drugs in development in the United States, only a small percentage receive FDA regulatory approval and are commercialized in the United States. We are not permitted to market mavorixafor or any other product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries or jurisdictions, such as the marketing authorization application, or MAA, in the European Union from the European Medicines Agency, or EMA. Prior to submitting an NDA to the FDA for approval of mavorixafor for the treatment of WHIM syndrome, we will need to successfully complete our current Phase 3 pivotal clinical trial of mavorixafor in patients with WHIM syndrome, and we may be required by the FDA to conduct additional clinical trials and/or nonclinical studies to support potential approval. Successfully completing clinical trials and obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA, or a comparable foreign regulatory authority, may delay, limit or deny approval of mavorixafor for the treatment of WHIM syndrome or other indications for many reasons, including, among others:
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
We depend on license agreements with Genzyme, Beth Israel Deaconess Medical Center, Georgetown University and Dana-Farber Cancer Institute to permit us to use patents and patent applications. Termination of these rights or the failure to comply with obligations under these agreements could materially harm our business and prevent us from developing or commercializing our product candidates.
We are party to license agreements with Genzyme, Beth Israel Deaconess Medical Center, Georgetown University and Dana-Farber Cancer Institute under which we were granted rights to patents and patent applications that are important to our business. We rely on these license agreements in order to be able to use various proprietary technologies that are material to our business, including certain patents and patent applications that cover our product candidates, including mavorixafor. Our rights to use these patents and patent applications and employ the inventions claimed in these licensed patents are subject to the continuation of and our compliance with the terms of our license agreements.
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

Our license agreement with the Dana-Farber Cancer Institute (“DFCI”) imposes upon us various diligence, payment and other obligations, including our obligations to pay DFCI milestone payments in the aggregate amount of up to approximately $32.0 million, contingent upon our achievement of certain regulatory and sales milestones with respect to licensed products, to deliver reports at regular intervals and to maintain certain minimum levels of insurance. DFCI may terminate the agreement if (i) we cease to carry on our business with respect to the licensed products, (ii) we default on diligence, insurance, payment or any other material obligations, (iii) one of our officers or that of a sublicensee is convicted of a felony relating to the manufacture, use, sale or importation of one or more licensed product, (iv) we become insolvent, (v) we grant a sublicense without notifying DFCI or on terms inconsistent with the terms required of sublicenses under the agreement or (vi) we bring a patent challenge against the licensed products. We have the right to terminate the agreement for any reason upon 90 days advance written notice.
Disputes may arise under any of our license agreements with Genzyme, Beth Israel Deaconess Medical Center, Georgetown University and/or Dana-Farber Cancer Institute regarding the intellectual property that is subject to such license agreement, including:
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
Furthermore, certain of the above risks and uncertainties may be amplified as a result of the impact of the ongoing COVID-19 notwithstanding the commencement of vaccination efforts. The extent to which COVID-19 may impact our license agreements with Genzyme, Beth Israel Deaconess Medical Center, Georgetown University and/or Dana-Farber Cancer Institute, or any other third-party partner, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, including virus variants, and the actions to contain COVID-19, treat its impact or develop herd immunity, among others.
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
We may experience delays in our current or future clinical trials, including our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome, our Phase 1b clinical trial of mavorixafor for the treatment of SCN, and our Phase 1b clinical trial of mavorixafor for the treatment of Waldenström’s. As a result of the ongoing COVID-19 pandemic, we have experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and SCN. Clinical trials may be delayed, suspended or terminated for a variety of reasons, including the following:
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the rate at which we can recruit and enroll patients in testing our product candidates, and we have made certain assumptions about the rate at which we can enroll patients in our clinical trials. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing mavorixafor and any other current or future product candidates that we may develop as well as completion of required follow-up periods. For example, as a result of the ongoing COVID-19 pandemic, we have experienced, and expect to continue to experience, enrollment at a slower pace at certain of our clinical trial sites than initially expected. In addition, certain of our clinical trial sites have suspended enrollment due to facility closures, quarantine, travel restrictions and other governmental restrictions. As a result, our original expectations regarding the timing of results from our clinical trials of mavorixafor for the treatment of WHIM syndrome, SCN and Waldenström’s were delayed, which we expect will have a material adverse impact on our clinical trial plans and timelines.
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

For example, we are aware of only a few small available patient registries for WHIM syndrome, and we rely on various estimates and assumptions to estimate the addressable WHIM syndrome population. Based on a broad online survey of physicians to validate current prevalence estimates and additional research using artificial intelligence, which interrogated a database of more than 300 million anonymized patient records that spanned 10 years of insurance claims, we estimate there are between 1,800 and 3,700 WHIM patients in the United States, many of whom were previously undiagnosed. If the commercial opportunity in WHIM syndrome is smaller than we anticipate, whether because our estimates of the addressable patient population prove to be incorrect or for other reasons, our potential future revenue from mavorixafor may be adversely affected and our business may suffer.
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

Our product development costs will increase if we experience delays in testing or marketing approvals. We have experienced delays in clinical trial site activation and slower patient enrollment in our Phase 3 clinical trial of mavorixafor in patients with WHIM syndrome and our Phase 1b clinical trial of mavorixafor in patients with Waldenström’s and SCN as a result of the ongoing COVID-19 pandemic. Significant preclinical study or clinical trial delays, including as a result of COVID-19, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, if they are approved, or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations.

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

Risks Related to Government Regulation
Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to significant penalties, including administrative, civil and criminal penalties, contractual damages, reputational harm and diminished profits and future earnings.
Although we do not currently have any drugs on the market, we are, and once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in the jurisdictions in which we conduct our business. Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals and the ownership and investment interests of physicians and their immediate family members in such manufacturers, which will be expanded in 2022, to require applicable manufacturers to report such information regarding its payments and other transfers of value to physicians assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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
There have been challenges to certain aspects of the ACA. For example, the constitutionality of the ACA is currently under review by the U.S. Supreme Court. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These new laws may result in additional reductions in Medicare and other healthcare funding.

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

We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the new presidential administration. However, we expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we will receive for any approved product. Any reduction in payments from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our product candidates may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.
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

We do not own or operate facilities for the manufacture of mavorixafor or any other product candidate. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently work exclusively with one manufacturer for the production of mavorixafor, the active pharmaceutical ingredient, or API, and a single manufacturer of mavorixafor finished drug product capsules. We cannot guarantee that these third parties will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic, which could negatively impact our supply chain activities and our clinical supply.
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
Our CROs may also fail to meet expected timelines as a result of circumstances beyond their control, including the ongoing COVID-19 pandemic. As a result of the ongoing COVID-19 pandemic, we have experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor in patients with WHIM, Waldenström’s and SCN, which could delay our ability to obtain regulatory approval for or successfully commercialize our product candidates.
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
Additionally, if the ongoing COVID-19 pandemic continues to persist for an extended period of time an impacts essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to deliver products to clinical trial sites or to generate sales of and revenues from our approved products.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.
We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee or third party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and, particularly in light of the work-from-home policies we have implemented in response to the ongoing COVID-19 pandemic and applicable stay-at-home orders or similar restrictions, the precautions we take to detect and prevent this activity, such as employee training, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
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
Our business could be adversely affected by public health crises such as pandemics or similar outbreaks in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third party manufacturers and contract research organizations, or CROs, upon whom we rely. The ongoing COVID-19 pandemic has resulted in a variety of restrictions in order to reduce the spread of the disease, including state and local orders across the United States and other countries worldwide, which, among other things, have directed individuals to stay at their places of residence, directed businesses and governmental agencies to limit non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered restrictions on travel. In March 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic, so our workforce transitioned to working remotely. Even as certain restrictions have started to lift and vaccination efforts against the coronavirus have commenced, we have elected to maintain remote working arrangements in the interest of minimizing risk to our employees. The effects of our work-from-home policies, as well as any executive orders and shelter-in-place or stay-at-home orders that may be implemented or re-implemented in the future, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions the speed of vaccination efforts, the efficacy of vaccines against current and future variants of the coronavirus and other limitations on our ability to conduct our business in the ordinary course. In addition, because of the challenging immune profile of both immunodeficient patients and cancer patients, COVID-19 may impact our clinical trial patients more significantly than clinical trials with patients who are not immunocompromised. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, stay-at-home and similar government orders related to COVID-19 may adversely impact our business operations and the business operations of our CROs conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. Although vaccination efforts have commenced, many businesses continue to operate remotely, with limited personnel or with other impacts as a result of the ongoing pandemic. We cannot guarantee that these third parties will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic, which could negatively impact our supply chain activities and our clinical supply. We have experienced challenges in providing trial drugs to patients enrolled in our clinical trials, and where necessary and practical have implemented direct-to-patient shipments from clinical sites. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates, which would adversely impact our ability to carry out our clinical trials.

As a result of the ongoing COVID-19 pandemic, we are experiencing disruptions that could severely impact our business, clinical trials and preclinical studies, including:

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
•delays or disruptions in the availability of clinical site staff, who, as healthcare providers, may have heightened exposure to COVID-19or whose services may be diverted to vaccination efforts, would adversely impact our clinical trial operations;
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

These and other factors arising from the ongoing COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, whether through vaccination, herd immunity or otherwise, each of which could continue to adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. These and other factors may also arise from future pandemics.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the ultimate economic impact brought by, and the duration of, COVID-19 is difficult to assess or predict, a widespread and sustained pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a sustained or deepened recession or market correction resulting from the spread of COVID-19 and the impacts of the pandemic could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to evolve. The extent to which the ongoing COVID-19 pandemic will continue to impact our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, lock-downs, social distancing requirements, business closures in the United States and other countries, and the timing of the roll-out of coronavirus vaccines and the efficacy of those vaccines against current and future variants of the coronavirus and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole.

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

Our success will depend on our ability to retain our management team and other key employees, and to attract and retain qualified personnel in the future. The loss of the services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. The competition for qualified personnel in the pharmaceutical field is intense and we cannot guarantee that we will be able to retain our current personnel or attract and retain new qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As of December 31, 2020, we had 72 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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
Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2020, we had U.S. federal and state NOLs of $242.6 million and $237.5 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act.

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
In October 2018, we entered into a loan and security agreement, as most recently amended in December 2020, with Hercules, secured by a lien on substantially all of our assets, including intellectual property. This loan contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•sell, transfer, lease or dispose of certain assets;
•incur indebtedness;

•encumber or permit liens on certain assets;
•make certain investments;
•make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and
•enter into certain transactions with affiliates.
The covenants also include a requirement that, from and after an initial test date of January 1, 2022 (which date is extended if we meet certain financial milestones related to third party funding), we maintain cash in an aggregate amount greater than or equal to the greater of (i) $30.0 million, or (ii) six multiplied by a metric based on prior months’ cash expenditures; provided, however, that from and after our achievement of certain performance milestones, the required level shall be reduced to the greater of (x) $20.0 million, or (y) three multiplied by the current metric based on prior months’ cash expenditures; and provided further, that subject to the achievement of certain milestones, this covenant in the Loan Agreement may be extinguished. A breach of any of the covenants under the loan and security agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan, the lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the lenders could proceed against the collateral granted to them to secure such indebtedness.

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
In addition, companies trading in the stock market in general, and Nasdaq in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business, financial condition, results of operations and reputation.

We are an “emerging growth company,” and a “smaller reporting company” and as a result of the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting in this Annual Report.
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

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our corporate charter and by-laws may discourage, delay or prevent a merger, acquisition or other change in control of our Company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease approximately 28,000 square feet of office space at 61 North Beacon Street, 4th Floor, Boston, Massachusetts, which serves as our corporate headquarters. The lease expires on November 30, 2026. The base monthly payment on the lease is approximately $82.0 thousand as of December 31, 2020, subject to specified annual increases of approximately 3% during the term of the lease and not including operating expenses, certain utilities, taxes and insurance for which we are responsible. We have the right to sublease the premises, subject to landlord consent and we have the right to renew the lease for an additional five years at the then-prevailing effective market rental rate.

We also lease approximately 400 square meters of laboratory and office space in Vienna, Austria under a lease that will expire in March 2021. We have signed a new lease for 1,200 square meters of laboratory and office space in Vienna, Austria. The lease expires in March 2027 and the monthly payments are approximately $25 thousand.
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
Holders of Our Common Stock
As of March 1, 2021, there were 87 holders of record of our common stock.
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

For the discussion of the financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K filed with the SEC on March 12, 2020.
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

We have completed the dose-titration portion of the Phase 2 clinical trial of mavorixafor in patients with Warts, Hypogammaglobulinemia, Infections, and Myelokathexis, or WHIM, syndrome, which is a rare, inherited primary immunodeficiency disease. In June 2019, we initiated 4WHIM, a pivotal, 52-week Phase 3 global clinical trial of mavorixafor for the treatment of patients with WHIM syndrome. The U.S. Food and Drug Administration, or FDA, has granted Breakthrough Therapy Designation for mavorixafor for the treatment of adults with WHIM. In October 2020, the FDA granted Fast Track Designation for mavorixafor for adults with WHIM and in December 2020, the FDA granted Rare Pediatric Designation for mavorixafor for the treatment of WHIM. We expect to report top line data from 4WHIM in 2022.

We are also investigating mavorixafor in combination with axitinib (Inlyta®) in the Phase 2a portion of an open-label Phase 1/2 clinical trial in clear cell renal cell carcinoma, or ccRCC. In September 2019, we announced positive results from the Phase 2a portion of this trial. We hope to pursue future development and potential commercialization of mavorixafor in ccRCC and other possible immuno-oncology indications outside of greater China only as part of a potential strategic collaboration.

In November 2019, we initiated a 14-day, proof-of-concept Phase 1b clinical trial of mavorixafor in patients with severe congenital neutropenia, or SCN. The trial is designed to enroll up to 45 patients in total. SCN patients are immunocompromised and the two-week duration of dosing with mavorixafor provides little potential opportunity for clinical benefit. As a result, the SCN trial has been very difficult to enroll during the COVID pandemic due to the risk of COVID and this difficulty could continue throughout 2021. We plan to share initial data on a small number of patients from the SCN trial in 2021, assuming sufficient progress is made on the trial.

In December 2019, we initiated a Phase 1b clinical trial of mavorixafor in Waldenström’s macroglobulinemia, or Waldenström’s. We expect to report initial data from the Waldenström’s trial in the first half of 2021.

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
Our Pipeline:

COVID-19 Business Update
In light of the ongoing COVID-19 pandemic, we have implemented business continuity measures designed to address and mitigate the impact of the COVID-19 pandemic on our employees, our business, including our clinical trials, supply chains and third-party providers. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans and response strategy. In March 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. As a result, our workforce transitioned to working remotely. In the fourth quarter of 2020, we opened our new office in Boston, Massachusetts under a return-to-work plan with a limited phased approach that is principles-based, local in design, with focused on employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Clinical Development
With respect to clinical development, we continue to implement risk-based approaches in accordance with FDA and the European Medicines Agency, or EMA, COVID-19 guidance, which includes virtual and remote patient visits and monitoring where possible, while prioritizing patient safety, maintaining trial continuity and preserving data integrity. We have experienced, and expect to continue to experience, a disruption or delay in our ability to initiate trial sites and/or enroll and assess patients in several of our clinical programs as a result of the ongoing COVID-19 pandemic, notwithstanding the commencement of vaccination efforts. We have experienced challenges in providing trial drugs to patients enrolled in our clinical trials, and where necessary and practical, have implemented direct-to-patient shipments from clinical sites. While not currently impacted, there could be an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations, or CROs, or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience further disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Supply Chain
We continue to work closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our clinical supply as a result of the ongoing COVID-19 pandemic. We have business continuity plans in place and expect to have adequate global supply of mavorixafor well into 2021. To best support our patients, we continue to work with our vendors to provide the option for direct-to-patient drug shipments from clinical sites. If the ongoing COVID-19 pandemic impacts essential distribution systems we could experience disruptions to our supply chain and operations, which would adversely impact our ability to carry out our clinical trials.

Regulatory Activities
We expect that we could experience delays in the timing of review and/or our interactions with the FDA or the European Commission, or EC, due to, for example, inability to conduct planned physical inspections related to regulatory approval, or the diversion of efforts of the FDA or EC and attention to approval of other therapeutics or other activities related to COVID-19, which could delay approval decisions with respect to the preparation and submission to the FDA of a new drug application, or NDA, or the preparation and submission to the EC of a Marketing Authorization Application, or MAA, and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

Financial Impact
The ongoing COVID-19 pandemic continues to evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes the results of our operations for the periods indicated:

	Year Ended December 31,
	2020	2019	Change
	(in millions)
License revenue	$3.0	$—	$3.0
Operating expenses:
Research and development	41.9	30.2	11.7
General and administrative	21.0	17.6	3.4
Loss on transfer of nonfinancial assets	—	3.9	(3.9)
Total operating expenses	62.9	51.7	11.2
Loss from operations	(59.9)	(51.7)	(8.2)
Total other expense, net	(2.1)	(1.1)	(1.0)
Loss before provision for income taxes	(62.0)	(52.8)	(9.2)
Provision for income taxes	0.1	—	0.1
Net loss	$(62.1)	$(52.8)	$(9.3)

License Revenue
For the year ended December 31, 2020, we recorded $3.0 million in revenue related to our license agreement with Abbisko Therapeutics Co., Ltd., or Abbisko, due to the achievement of a financial milestone in March 2020. There was no similar revenue recorded in the year ended December 31, 2019. Pursuant to our license agreement with Abbisko, we are eligible to receive potential development and regulatory milestone payments, which vary based on the number of indications developed, and potential commercial milestone payments based on annual net sales of mavorixafor-based licensed products. The transaction price related to these development and regulatory milestones has been allocated to the delivery to Abbisko of the license to develop and commercialize mavorixafor, was satisfied at the inception of the arrangement in July 2019 and has been fully constrained. We have determined that the future sales of clinical and commercial supplies to Abbisko represent optional goods that will be recognized as revenue at a point in time when such clinical or commercial supplies are delivered to Abbisko in the future. With respect to the remaining development and regulatory milestones, we will re-evaluate the constraint on the transaction price associated with these milestones in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Direct research and development expenses by product candidate:
Mavorixafor (X4P-001)	$22.8	$16.3	$6.5
X4P-002	1.2	0.5	0.7
X4P-003	1.3	0.6	0.7
Unallocated expense	16.6	12.8	3.8
Total research and development expenses	$41.9	$30.2	$11.7

Research and development expenses were $41.9 million for the year ended December 31, 2020 compared to $30.2 million for the year ended December 31, 2019, reflecting an increase of $11.7 million. The increase in research and development expenses for the year ended December 31, 2020 as compared to 2019 was primarily due to higher clinical expenses related to mavorixafor to support our three ongoing clinical trials, an increase in outsourced costs related to our early stage drug candidates and an increase in unallocated expenses, primarily due to an increase in compensation expenses, including stock-based compensation, due to additional personnel within our manufacturing, regulatory and clinical operations functions.

We expect that our research and development expenses, particularly for our mavorixafor programs, will increase over the next several years as we continue to conduct our Phase 3 pivotal trial of mavorixafor in patients with WHIM syndrome, and to conduct our Phase 1b clinical trials of mavorixafor in SCN and Waldenström’s. Research and development expenses related to our X4P-002 and X4P-003 programs were not significant in 2020 relative to our overall research and development expenses.
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

General and administrative expenses were $21.0 million for the year ended December 31, 2020 compared to $17.6 million for the year ended December 31, 2019, reflecting an increase of $3.4 million. The increase in general and administrative expenses for the year ended December 31, 2020 was primarily due to an increase in personnel-related costs, including stock compensation, due to an increase in head count to support the growth of our business. We expect the growth of general and administrative expenses will slow relative to prior years, but will continue to grow as we prepare for the possible commercial launch of mavorixafor.
Loss on Transfer of Nonfinancial Assets
During the year ended December 31, 2019, we entered into contractual arrangements with two third parties that transferred the rights to develop and commercialize the programs underlying in-process research and development, or IPR&D, intangible assets that we acquired in the merger with Arsanis. As a result of the transfer of control of the IPR&D projects to third parties, we recorded a charge of $3.9 million to “loss on transfer of nonfinancial assets” during 2019. The loss included the carrying value of the IPR&D intangible assets prior to the transfer of control, partially offset by non-refundable, upfront fees received from the third parties. There was no such loss in the year ended December 31, 2020.

Other Expense, Net

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Interest income	$0.3	$1.2	$(0.9)
Interest expense	(2.7)	(2.1)	(0.6)
Change in fair value of preferred stock warrant and derivative liabilities	(0.4)	(0.1)	(0.3)
Loss on extinguishment of debt	(0.2)	(0.6)	0.4
Other income	0.9	0.5	0.4
Total other expense, net	$(2.1)	$(1.1)	$(1.0)

The increase in other expense, net, of $1.0 million for the year ended December 31, 2020 as compared to 2019 was primarily due to lower interest income due to a general decline in interest rates on our cash equivalent investments and higher interest expense on our borrowings due to higher average outstanding borrowings under our Amended and Restated Loan and Security Agreement, as amended, with Hercules Capital Inc., or the “Hercules Loan Agreement”. These increases in other expense were partially offset by lower losses on the extinguishment of debt in 2020 as compared to 2019.
Income Taxes
For the year ended December 31, 2020, we recorded a $0.1 million income tax provision related to local withholdings associated with a milestone payment received from a customer in a foreign jurisdiction. No income tax benefit or expense was recorded in the prior year due to the requirement for a full valuation allowance against our net deferred tax assets in all jurisdictions.

Liquidity and Capital Resources

We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. In August 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Sales Agreement, with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated, or collectively, the Sales Agents, pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock having an aggregate offering price of up to $50.0 million. In October 2020, we entered into a common stock purchase agreement with Aspire Capital LLC, or Aspire Capital, pursuant to which Aspire Capital has committed to purchase, at our request from time to time over a 36-month period, shares of our common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations. As further discussed in Note 16 to our consolidated financial statements, on March 18, 2021, we entered into a securities purchase agreement with several institutional and accredited investors, or Investors, pursuant to which we agreed to issue and sell to the Investors in a private placement shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock for estimated gross proceeds of up to approximately $55.0 million, before deducting offering expenses payable by us. We have agreed to register for resale the common stock and the issuance of the shares of common stock underlying the pre-funded warrants held by the Investors by no later than June 30, 2021, subject to liquidated damages should we fail to do so. In addition, on March 18, 2021, we entered into a non-binding letter of intent with a third-party, who is also an Investor, to negotiate a co-development agreement that would provide us with up to $65.0 million in funding when and if the arrangement closes. If we do not execute a definitive co-development agreement by May 15, 2021, this Investor may, at its option, sell the shares it purchased in the private placement back to us to at the original purchase price of $2.0 million. The funds associated with the private placement and co-development arrangement, which have not yet been received, are not considered in our going concern evaluation below.

During the years ended December 31, 2020, 2019 and 2018, we received $12.5 million, $10.0 million and $10.0 million, respectively, in gross proceeds through our Hercules Loan Agreement. Under this facility, as amended most recently in December 2020, we have borrowed $32.5 million in term loans and may borrow an additional $7.5 million in term loans upon the achievement of certain operational milestones through June 2022 and an additional $10.0 million in term loans through December 2022, at the sole discretion of Hercules. Principal payments under the Hercules Loan Agreement commence in February 2023 and the agreement matures in July 2024.

Going Concern
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. As of December 31, 2020, our cash and cash equivalents were $78.7 million and our restricted cash balance was $2.0 million. We expect that our research and development and general and administrative expenses will continue to increase as we focus on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2022. However, we have a covenant under our Hercules Loan Agreement that requires that we maintain a minimum level of cash, as defined, beginning on January 1, 2022, (which date is extended if we meet certain financial milestones related to third party funding). If we are in violation of this covenant, Hercules could require the repayment of all outstanding debt.

These conditions and events raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of our consolidated financial statements for the year ended December 31, 2020. To finance our operations, we will need to raise additional capital, which cannot be assured. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.
Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net loss	$(62,131)	$(52,807)
Adjustments to reconcile net loss to net cash used in operating activities	7,376	7,988
Changes in operating assets and liabilities	(4,063)	(3,236)
Net cash used in operating activities	(58,818)	(48,055)
Net cash (used in) provided by investing activities	(1,362)	27,232
Net cash provided by financing activities	12,394	140,661
Impact of foreign exchange on cash and restricted cash	402	(250)
Net (decrease) increase in cash, cash equivalents and restricted cash	(47,384)	119,588
Cash, cash equivalents and restricted cash, beginning of period	128,086	8,498
Cash, cash equivalents and restricted cash, end of period	$80,702	$128,086

Operating Activities:  During the year ended December 31, 2020, net cash used in operating activities was $58.8 million, primarily resulting from our net losses of $62.1 million, adjusted for noncash expenses of $7.4 million and changes in our operating assets and liabilities of $4.1 million. Noncash expenses primarily includes stock-based compensation expense. The change in operating assets and liabilities was primarily due to an increase cash used in related to funding certain upfront costs associated with our leased office in Boston, Massachusetts. Cash used in operating activities was higher for the year ended December 31, 2020 as compared to the prior year due to higher net losses in the current year.

Investing Activities:  During the year ended December 31, 2020, cash used in investing activities of $1.4 million, primarily related to furniture and laboratory equipment purchases related to our Boston lease, and our research and development center in Vienna, Austria. During the year ended December 31, 2019, net cash provided by investing activities consisted primarily of $26.4 million of cash and restricted cash acquired in connection with our Merger with Arsanis.
Financing Activities:   During the year ended December 31, 2020, net cash provided by financing activities was $12.4 million million, consisting primarily of proceeds from our Hercules Loan Agreement, as amended, in the first and fourth quarters of 2020. During the year ended December 31, 2019, net cash provided by financing activities was $140.7 million, consisting primarily of $139.4 million of net proceeds for the sale in April 2019 and November 2019 of our common stock, warrants and prefunded warrants and net proceeds of $9.8 million received in our Hercules Loan Agreement, partially offset by $9.4 million for the settlement of X4 Austria’s loan facility with FFG.

Loan and Security Agreement with Hercules Capital, Inc.
In October 2018, we entered into the Hercules Loan Agreement, which was subsequently amended in December 2018, June 2019, March 2020 and December 2020. As of December 31, 2020, we have borrowed an aggregate of $32.5 million under the Hercules Loan Agreement, as amended, which provides for aggregate maximum borrowings of $50.0 million, including $32.5 million of current borrowings, an additional $7.5 million of term loans available through June 20, 2022, the funding of which are subject to the achievement of certain performance milestones and conditions, and $10.0 million subject to Hercules’ investment committee’s sole discretion, through December 31, 2022.
Borrowings under the Hercules Loan Agreement bear interest at a variable rate equal to the greater of (i) 8.75% or (ii) 8.75% plus The Wall Street Journal prime rate minus 6.0%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings under the agreement would be increased by 4.0%. As of December 31, 2020, the interest rate applicable to borrowings was 8.75% and the Company was not in default on the Hercules Loan Agreement.
Borrowings are repayable in monthly interest-only payments through January 1, 2023, and in equal monthly payments of principal and accrued interest from February 1, 2023 until the maturity date of the loan, which is July 1, 2024. At our option, we may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of up to 2.0% of the principal amount outstanding as of the date of repayment. In addition, aggregate end-of-term charges of $2.9 million are payable in the amounts of $0.8 million, $1.3 million and $0.8 million on January 1, 2022, July 1, 2023 and July 1, 2024, respectively, which dates are accelerated upon the prepayment of the Hercules Loan Agreement at our election or upon an event of default.
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

Under the agreement, we have agreed to affirmative and negative covenants. The covenants also include a requirement that, from and after a defined initial test date of January 1, 2022 (which date is extended if we meet certain financial milestones related to third party funding), we maintain cash in an aggregate amount greater than or equal to the greater of (i) $30.0 million, or (ii) 6 multiplied by a metric based on prior months’ cash expenditures; provided, however, that from and after our achievement of certain performance milestones, the required level shall be reduced to the greater of (x) $20.0 million, or (y) three multiplied by the current metric based on prior months’ cash expenditures; and provided further, that subject to the achievement of certain milestones, this covenant in the Loan Agreement may be extinguished. A breach of any of the covenants under the Hercules Loan Agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan, the lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the lenders could proceed against the collateral granted to them to secure such indebtedness.
Funding Requirements
We believe that our cash and cash equivalents will allow us to fund operations into the first quarter of 2022. However, as noted above, in order to satisfy a minimum cash covenant in our Hercules Loan Agreement, we will be required to raise additional capital, which may be through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. During 2021 and beyond, we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance the current and anticipated clinical trials of our product candidates in development. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our funding requirements. Our short term and long term funding requirements will depend on and could increase significantly as a result of many factors, including:
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
•the continued global impact of the ongoing COVID-19 pandemic and its effect on our ongoing clinical trials, our supply chain and the financial markets in general;
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. We have effective universal shelf registration statements on Form S-3 registering the sale of up to $300.0 million of our common stock, warrants to purchase our common stock and other securities on terms that we may determine. We have entered into the ATM Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock having an aggregate offering price of up to $50.0 million. We have entered into a common stock purchase agreement with Aspire Capital, pursuant to which Aspire Capital has committed to purchase, at our request from time to time over a 36-month period, shares of our common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations.

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
Stock-Based Compensation.   We measure all stock-based awards granted to employees, directors and consultants based on the grant-date fair value of the award and recognized compensation expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The stock-based awards that we have issued to date include a service-based vesting condition and the expense for these awards is recognized using the straight-line method. We have also issued stock-based awards with performance-based vesting conditions that vest in part upon our achievement of operational milestones and over time thereafter for the subsequent two years as the employee continues to provide services. We assess the probability of achievement of these operational milestones and recognize stock-based compensation for these awards using the accelerated attribution model based on the fair value of the awards as of the date of grant and our best estimate of the date each operational milestone will be achieved. We update our estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited.
The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of the stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and an expected dividend yield. Prior to the closing of the Merger and the listing of our common stock on the Nasdaq Capital Market, our board of directors historically determined, as of the date of each option grant and with input from our management, the assistance of a third-party valuation specialist the estimated fair value of our common stock on the date of grant based on a number of objectives and subjective factors. Since the Merger and the listing of our common stock on the Nasdaq Capital Market, we have relied on the market price of our common stock to determine the fair value on the date of grant. As our common stock does not have a sufficient history of trading, we estimate our volatility based on the historical volatility of publicly traded peer companies. We estimate the expected term of our stock awards by utilizing the “simplified” method, which calculates the expected term based on weighted average midpoint of the award’s vesting and expiration dates. We determine the risk-free interest rate by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We estimate that no dividends will be paid as we do not expect to pay cash dividends in the foreseeable future.
The assumptions underlying these valuations represent the best estimates of our management, which involve inherent uncertainties and the application of our judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, the resulting share-based compensation expense could be materially different.
Revenue Recognition. Our revenues are generated primarily through research, development and commercialization agreements. The terms of such agreements may contain multiple promised goods and services, which may include (i) licenses, or options to obtain licenses, to our intellectual property, and (ii) in certain cases, payment in connection with the manufacturing and delivery of clinical supply materials. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; milestone payments; payments for clinical product supply, and royalties on future product sales. To date, our license agreement with Abbisko represents our only revenue-generating agreement.

We analyze our arrangements to assess whether such arrangements involve joint operating activities. For collaboration arrangements that are deemed to be within the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808, we allocate the contract consideration between such joint operating activities and elements that are reflective of a vendor-customer relationship and, therefore, within the scope of ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Our policy is to recognize amounts allocated to joint operating activities as a reduction in research and development expense.
Under ASC 606, we recognize revenue when our customers obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation(s) in the contract and determine whether these are distinct; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) we satisfy our performance obligation(s).

We must make significant judgments in our revenue recognition process, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation. In addition, arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered discretionary purchase options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations.
Valuation of Embedded Derivative Liability.  Our Hercules Loan Agreement contains a redemption feature that, upon an event of loan default, provides Hercules the option to accelerate and demand repayment of the debt, including a prepayment premium, or, at its election, charge additional contingent interest fees on any overdue interest or principal payments. We have concluded that the redemption feature meets the definition of a embedded derivative instrument and, accordingly, the fair value of this redemption feature is classified as a non-current liability on our consolidated balance sheet. Changes in the fair value of this derivative liability are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The fair value is estimated by us each reporting date based, in part, on the results of third-party valuations, which are prepared based on a discounted cash flow model that considers the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default, discounted to present value at our risk-adjusted discount rate.
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

Lease Accounting. We adopted the new lease standard effective January 1, 2019 as further described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K. The new standard requires that all leases, with the exception of leases with a remaining term of less than 12 months, are accounted for as a right-of-use asset with an associated lease liability on the consolidated balance sheet. Management must apply judgment in the application of the new lease standard in the determination of the following:
•Whether a contract contains a lease. We consider whether the contract conveys the right to control an asset for a period of time in excess of one year. We also consider whether the counterparty has the right to substitute the asset without our consent, in which case the contract would generally not contain a lease.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.
Changes in Internal Control over Financial Reporting
There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the information set forth in the sections titled “Proposal 1- Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our 2021 Proxy Statement.
ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our 2021 Proxy Statement.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2021 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons and Indemnification” and “Information regarding the Board of Directors and Corporate Governance” in our 2021 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” contained in our 2021 Proxy Statement.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) Financial Statements
The following documents are included on pages F-1 through F-36 attached hereto and are filed as part of this Annual Report.

(2) Financial Statement Schedules:
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits.

Exhibit No.	Exhibit Description	Form	Exhibit	Date	Se File/ Ref No.
2.1	Agreement and Plan of Merger, dated November 26, 2018, by and among the Company, Artemis AC Corp. and X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)	8-K	2.1	11/27/2018	001-38295
2.2	First Amendment to Agreement and Plan of Merger, dated December 20, 2018, by and among the Company, Artemis AC Corp. and X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)	8-K	2.1	12/20/2018	001-38295
2.3	Second Amendment to Agreement and Plan of Merger, dated March 8, 2019, by and among the Company, Artemis AC Corp. and X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)	8-K	2.1	3/8/2019	001-38295
3.1	Restated Certificate of Incorporation, as amended, as of June 10, 2020	8-K	3.1	6/11/2020	001-38295
3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295
4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295
4.2	Form of Warrant to Purchase Common Stock of the Company (formerly Series A Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Silicon Valley Bank and Life Science Loans, LLC.	8-K	4.2	3/13/2019	001-38295
4.3	Form of Warrant to Purchase Common Stock of the Company (formerly Series A Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Maxim Partners LLC.	8-K	4.3	3/13/2019	001-38295
4.4	Form of Warrant to Purchase Common Stock of the Company (formerly Series B Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)).	8-K	4.4	3/13/2019	001-38295
4.5	Form of Warrant to Purchase Common Stock of the Company (formerly Series B Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Hercules Capital, Inc.	8-K	4.5	3/13/2019	001-38295
4.6	Warrant Modification Agreement, dated as of December 11, 2018, with Hercules Capital, Inc.	8-K	4.6	3/13/2019	001-38295

4.7	Form of Prefunded Warrant.	8-K	4.1	04/12/2019	001-38295
4.8	Form of Class A Warrant	8-K	4.2	04/12/2019	001-38295
4.9	Form of Prefunded Warrant	8-K	4.1	11/29/2019	001-38295
4.10	Form of Class B Warrant	8-K	4.2	11/29/2019	001-38295
4.11	Share Purchase Agreement, dated as of November 15, 2017, by and between the Company and New Enterprise Associates 16, L.P.	10-K	10.37	3/9/2018	001-38295
4.12*	Description of Registered Securities
4.13	Registration Rights Agreement, dated October 14, 2020, by and between X4 Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.	8-K	4.1	10/16/2020	001-38295
4.14	Common Stock Purchase Agreement dated as of October 14, 2020 by and between X4 Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.	8-K	10.1	10/16/2020	001-38295
4.15	Controlled Equity OfferingSM Sales Agreement, dated as of August 7, 2020, by and between X4 Pharmaceuticals, Inc. and B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.	S-3	1.2	8/7/2020	333-242372
10.1@	2015 Employee, Director and Consultant Equity Incentive Plan, as amended.	8-K	10.1.1	3/13/2019	001-38295
10.2@	Form of Stock Option Agreement under the 2015 Employee, Director and Consultant Equity Incentive Plan, as amended.	8-K	10.1.2	4/2/2019	001-38295
10.3@	Form of Restricted Stock Unit Agreement under the 2015 Employee, Director and Consultant Equity Incentive Plan, as amended	8-K	10.6	6/17/2019	001-38295
10.4@	Amended and Restated 2017 Equity Incentive Plan	S-8	99.1	6/10/2020	333-239082
10.5@	Form of Incentive Stock Option Agreement under the 2017 Equity Incentive Plan	S-1	10.8	10/20/2017	001-38295
10.6@	Form of Nonstatutory Stock Option Agreement under the 2017 Equity Incentive Plan	S-1	10.9	10/20/2017	001-38295
10.7@	Form of Restricted Stock Agreement under the 2017 Equity Incentive Plan	8-K	10.6	11/27/2018	001-38295
10.8@	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan	8-K	10.5	6/19/2019	001-38295
10.9@	Form of Performance-Based Restricted Stock Unit	S-8	99.6	6/10/2020	333-239082
10.10@	2017 Employee Stock Purchase Plan	S-1	10.10	10/20/2017	001-38295
10.11@	X4 Pharmaceuticals, Inc. 2019 Inducement Equity Incentive Plan	8-K	10.1	6/17/2019	001-38295
10.12@	Form of Stock Option Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.2	6/17/2019	001-38295
10.13@	Form of Restricted Stock Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.3	6/17/2019	001-38295
10.14@	Form of Restricted Stock Unit Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.4	6/17/2019	001-38295
10.15@	Form of Indemnification Agreement (for directors and executive officers)	S-1/A	10.36	11/06/2017	001-38295
10.16@	Director Compensation Policy	8-K	10.2	3/13/2019	001-38295
10.17@	Amended and Restated Executive Employment Agreement, dated as of March 13, 2019, by and between the Company and Paula Ragan, Ph.D.	8-K	10.3	3/13/2019	001-38295
10.18@	Amendment to Amended and Restated Executive Employment Agreement, dated as of March 13, 2019, dated February 13, 2020 by and between the Company and Paula Ragan, Ph.D.	10-K	10.17	3/12/2020	001-38295

10.19@	Amended and Restated Executive Employment Agreement, dated as of March 13, 2019, by and between the Company and Adam S. Mostafa.	8-K	10.4	3/13/2019	001-38295
10.20@	Amendment to Amended and Restated Executive Employment Agreement, dated as of February 24, 2020 by and between the Company and Adam S. Mostafa	10-K	10.19	3/12/2020	001-38295
10.21@	Executive Employment Agreement, dated as of April 16, 2019, by and between the Company and E. Lynne Kelley	10-K	10.20	3/12/2020	001-38295
10.22@	Amendment to Executive Employment Agreement, dated as of March 5, 2020, by and between the Company and E. Lynne Kelley	10-K	10.21	3/12/2020	001-38295
10.23@	Resignation Agreement and Release by and between X4 Pharmaceuticals, Inc. and E. Lynne Kelley, M.D., dated March 18, 2020	8-K	10.1	3/20/2020	001-38295
10.24@	Executive Employment Agreement, dated as of September 25, 2019, by and between the Company and Derek Meisner	10-K	10.22	3/12/2020	001-38295
10.25@	Amendment to Executive Employment Agreement, dated as of February 24, 2020, by and between the Company and Derek Meisner	10-K	10.23	3/12/2020	001-38295
10.26@*	Executive Employment Agreement, dated as of October 21, 2020, by and between the Company and Art Taveres
10.27@*	Executive Employment Agreement, dated as of November 23, 2020, by and between the Company and Diego Cadavid
10.28@	Consulting Agreement, dated September 17, 2020, by and between the Company and Gary Bridger	10-Q	10.2	11/05/2020	001-38295
10.29#	License Agreement, dated as of July 10, 2014, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, LLC) and Genzyme Corp., a Sanofi company.	8-K	10.5#	3/13/2019	001-38295
10.30#	Amendment No. 1 to License Agreement, dated as of October 23, 2014, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Genzyme Corporation, a Sanofi company.	8-K/A	10.6#	5/13/2019	001-38295
10.31#	License Agreement, dated as of December 13, 2016, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Georgetown University.	8-K/A	10.7#	5/13/2019	001-38295
10.32#	Exclusive License Agreement, dated as of December 23, 2016, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Beth Israel Deaconess Medical Center.	8-K/A	10.8#	5/13/2019	001-38295
10.33*	License Agreement, dated as of November 13, 2020, by and between X4 Pharmaceuticals Inc. and the Dana Farber Cancer Institute.
10.34	Loan and Security Agreement, dated as of October 19, 2018, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Hercules Capital, Inc.	8-K	10.9	3/13/2019	001-38295
10.35	Amendment No. 1 to Loan and Security Agreement, dated as of December 11, 2018, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Hercules Capital, Inc.	8-K	10.10	3/13/2019	001-38295
10.36	Amended and Restated Loan and Security Agreement, dated as of June 27, 2019, by and among X4 Pharmaceuticals, Inc., X4 Therapeutics, Inc., Hercules Capital, Inc. and Hercules Capital Funding Trust 2019-1.	8-K	10.1	6/28/2019	001-38295
10.37	Amendment No. 1 to Loan and Security Agreement, dated March 13, 2020, by and between X4 Pharmaceuticals, Inc. and Hercules Capital, Inc.	8-K	10.1	3/17/2020	001-38295
10.38	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of December 21, 2020, by and among X4 Pharmaceuticals, Inc., each of its Qualified Subsidiaries (including X4 Therapeutics, Inc.), the Lender, and Hercules Capital, Inc., as Agent	8-K	10.1	12/23/2020	001-38295

10.39	Lease, dated as of January 20, 2017, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Brickman 955 Massachusetts LLC.	8-K	10.11	3/13/2019	001-38295
10.40	Lease Termination Agreement, dated July 17, 2020, by and between 955 Massachusetts Avenue MA, LLC and X4 Pharmaceuticals, Inc.	10-Q	10.3	11/05/2020	001-38295
10.41	Lease, dated as of November 11, 2019, by and between X4 Pharmaceuticals Inc. and Beacon North Village, LLC.	10-K	10.32	3/12/2020	001-38295
10.42	Settlement Agreement, dated as of March 8, 2019, by and among X4 Pharmaceuticals, Inc. (formerly Arsanis, Inc.), Artemis AC Corp., X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.), Arsanis Biosciences GmbH and Österreichische Forschungsförderungsgesellschaft GmbH.	8-K	10.1	4/11/2019	001-38295
10.43	Master Services Agreement, dated September 10, 2015, by and between X4 Pharmaceuticals Inc. and Mayne Pharma Inc. (formerly known as Metrics, Inc.).	10-K	10.35	3/12/2020	001-38295
10.44	Amendment No. 1 to Master Services Agreement, dated August 25, 2017, by and between X4 Pharmaceuticals Inc. and Mayne Pharma Inc. (formerly known as Metrics, Inc.)	10-K	10.36	3/12/2020	001-38295
10.45	Amendment No. 2 to Master Services Agreement, dated February 28, 2020, by and between X4 Pharmaceuticals Inc. and Mayne Pharma Inc.	10-K	10.37	3/12/2020	001-38295
10.46	Master Services Agreement, dated February 19, 2016, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited	10-K	10.38	3/12/2020	001-38295
10.47	Amendment No. 1 to Master Services Agreement, dated February 19, 2016, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited	10-K	10.39	3/12/2020	001-38295
10.48*	Amendment No. 2 to Master Services Agreement, dated February 19, 2021, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited
21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL)
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

X4 PHARMACEUTICALS, INC.

Date: March 19, 2021	By:	/s/ Paula Ragan
Paula Ragan, Ph D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paula Ragan	President, Chief Executive Officer and Director	March 19, 2021
Paula Ragan, Ph.D.	(Principal Executive Officer)

/s/ Adam S. Mostafa	Chief Financial Officer and Treasurer	March 19, 2021
Adam S. Mostafa	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael S. Wyzga	Chairman of the Board of Directors	March 19, 2021
Michael S. Wyzga

/s/ William Aliski	Director	March 19, 2021
William E. Aliski

/s/ Gary J. Bridger	Director	March 19, 2021
Gary J. Bridger, Ph.D.

/s/ Alison Lawton	Director	March 19, 2021
Alison F. Lawton

/s/ David McGirr	Director	March 19, 2021
David McGirr

/s/ René Russo	Director	March 19, 2021
René Russo, Pharm D

/s/ Murray W. Stewart	Director	March 19, 2021
Murray W. Stewart, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of X4 Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of X4 Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock, redeemable common stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 19, 2021

We have served as the Company’s auditor since 2016.

X4 PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$78,708	$126,184
Research and development incentive receivable	917	1,998
Prepaid expenses and other current assets	3,682	1,096
Total current assets	83,307	129,278
Property and equipment, net	1,237	403
Goodwill	27,109	27,109
Right-of-use assets	7,960	1,959
Other assets	3,258	1,949
Total assets	$122,871	$160,698
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,144	$2,088
Accrued expenses	8,018	6,461
Current portion of lease liability	786	898
Total current liabilities	11,948	9,447
Long-term debt, including accretion, net of discount	33,178	20,097
Lease liabilities	4,484	1,918
Other liabilities	462	16
Total liabilities	50,072	31,478
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value. 125,000,000 and 33,333,333 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 16,305,731 and 16,128,862 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	16	16
Additional paid-in capital	267,077	261,367
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(194,175)	(132,044)
Total stockholders’ equity	72,799	129,220
Total liabilities and stockholders’ equity	$122,871	$160,698
The accompanying notes are an integral part of these consolidated financial statements

X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
License revenue	$3,000	$—	$—
Operating expenses:
Research and development	41,932	30,163	20,346
General and administrative	20,942	17,640	8,739
Loss on transfer of nonfinancial assets	—	3,900	—
Total operating expenses	62,874	51,703	29,085
Loss from operations	(59,874)	(51,703)	(29,085)
Other income (expense):
Interest income	273	1,197	236
Interest expense	(2,688)	(2,147)	(720)
Change in fair value of preferred stock warrant liability	—	(288)	(3,398)
Change in fair value of derivative liability	(437)	183	(89)
Loss on extinguishment of debt	(162)	(566)	(229)
Other income	905	517	—
Total other expense, net	(2,109)	(1,104)	(4,200)
Loss before provision for income taxes	(61,983)	(52,807)	(33,285)
Provision for income taxes	148	—	—
Net loss	(62,131)	(52,807)	(33,285)
Accruing dividends on Series A convertible preferred stock	—	(592)	(3,000)
Adjustment to accumulated deficit in connection with repurchase of Series Seed convertible preferred stock	—	—	(22)
Net loss attributable to common stockholders	$(62,131)	$(53,399)	$(36,307)
Net loss per share attributable to common stockholders—basic and diluted	$(3.09)	$(4.63)	$(79.15)
Weighted average shares of common stock outstanding—basic and diluted	20,077	11,530	459

Net loss	$(62,131)	$(52,807)	(33,285)
Currency translation adjustments	—	(119)	—
Total comprehensive loss	$(62,131)	$(52,926)	$(33,285)

The accompanying notes are an integral part of these consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Series Seed, A and B Convertible Preferred		Redeemable Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	38,018,968	$60,903	107,371	$734	350,607	$—	$1,385	$—	$(45,930)	$(44,545)
Repurchase of Series Seed convertible preferred stock, net of issuance costs of $11 thousand	(598,975)	(517)							(22)	(22)
Issuance costs of convertible preferred stock, net of issuance costs of $539 thousand	2,659,574	4,289								—
Exercise of stock options					1,045		7			7
Stock-based compensation expense							759			759
Net loss									(33,285)	(33,285)
Balance at December 31, 2018	40,079,567	64,675	107,371	734	351,652	—	2,151	—	(79,237)	(77,086)
Conversion of redeemable common stock into common stock			(107,371)	(734)	107,364	—	734			734
Conversion of convertible preferred shares into common stock	(40,079,567)	(64,675)			3,808,430	4	64,671			64,675
Exchange of common stock in connection with Merger					2,440,582	2	45,539			45,541
Fair value of replacement equity awards							817			817
Reclassification of warrant liability to permanent equity							5,235			5,235
Issuance of common stock and prefunded warrants for the purchase of common stock, net of issuance costs of $11.4 million					9,336,667	9	139,379			139,388
Exercise of stock options					50,321	1	344			345
Exercise of warrants					33,846	—	447			447
Stock-based compensation expense							2,050			2,050
Foreign currency translation adjustment								(119)		(119)
Net loss									(52,807)	(52,807)
Balance at December 31, 2019	—	—	—	—	16,128,862	16	261,367	(119)	(132,044)	129,220
Exercise of stock options					17,689	$—	127			127
Stock-based compensation expense							5,428			5,428
Issuance of shares under employee stock purchase plan					26,643		169			169
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations					132,537		(14)			(14)
Net loss									$(62,131)	(62,131)
Balance at December 31, 2020					16,305,731	$16	$267,077	$(119)	$(194,175)	$72,799
The accompanying notes are a integral part of these consolidated financial statements

X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(62,131)	$(52,807)	$(33,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,428	2,050	759
Depreciation and amortization expense	351	103	103
Loss on transfer of non-financial assets	—	3,900	—
Non-cash lease expense	879	569	—
Accretion of debt discount	532	695	152
Loss on extinguishment of debt	162	566	229
Change in fair value of preferred stock warrant and derivative liability	437	105	3,487
Other	(413)	—	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research & development incentive receivable	(1,655)	109	279
Accounts payable	1,031	(2,752)	1,307
Accrued expenses	1,517	160	1,549
Lease liabilities	(1,067)	(753)	—
Operating lease right-of-use asset, net of non-cash portion	(3,889)	—	—
Net cash used in operating activities	(58,818)	(48,055)	(25,420)
Cash flows from investing activities:
Cash, cash equivalents and restricted cash acquired in connection with the Merger	—	26,406	—
Proceeds from transfer of non-financial assets	—	1,000	—
Purchase of property, equipment and intangible assets	(1,362)	(174)	—
Net cash provided by (used in) investing activities	(1,362)	27,232	—
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	561	792	7
Employee taxes paid related to net share settlement of vested restricted stock units	(278)	—	—
Proceeds from borrowings under loan and security agreements, net of issuance costs	12,388	9,849	9,908
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	—	4,461
Repurchase of Series Seed convertible preferred stock	—	—	(1,126)
Repayments of borrowings under loan and security agreement	—	(9,368)	(6,380)
Proceeds from sale of common stock and warrants, net of issuance costs	(277)	139,388	—
Net cash provided by financing activities	12,394	140,661	6,870
Effect of exchange rate changes on cash, cash equivalents and restricted cash	402	(250)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(47,384)	119,588	(18,550)
Cash, cash equivalents and restricted cash at beginning of period	128,086	8,498	27,048
Cash, cash equivalents and restricted cash at end of period	$80,702	$128,086	$8,498

Supplemental disclosure of cash flow information
Cash paid for interest	$2,099	$1,284	$540
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property, equipment and intangible assets included in accounts payable	$54	$40	$—
Issuance costs related to sale of common stock and warrants, not yet paid	$—	$775	$—
Conversion of convertible preferred stock into common stock	$—	$64,675	$—
Conversion of redeemable common stock into common stock	$—	$734	$—
Conversion of convertible preferred stock warrants into common stock warrants	$—	$5,235	$—
Fair value of net assets acquired in the Merger in exchange for common shares, excluding cash acquired	$—	$19,952	$—
Initial fair value of derivative liability in connection with loan and security agreement	$—	$—	$18
Issuance of warrants in connection with Series B convertible preferred stock financing	$—	$—	$172
Issuance of warrants in connection with loan and security agreement	$—	$—	$132
The accompanying notes are an integral part of these consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION
X4 Pharmaceuticals, Inc., (together with its subsidiaries ,the “Company”), is a late-stage clinical biopharmaceutical company focused on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. The Company’s lead product candidate, mavorixafor, is a potential first-in-class, once-daily, oral inhibitor of CXCR4 and is currently in a Phase 3 clinical trial for the treatment of WHIM syndrome, a rare, inherited, primary immunodeficiency disease caused by genetic mutations in the CXCR4 receptor gene. The Company is also conducting a 14-day, proof-of-concept Phase 1b clinical trial of mavorixafor in patients with severe congenital neutropenia (“SCN”) and a Phase 1b clinical trial of mavorixafor in combination with ibrutinib in Waldenström’s macroglobulinemia (“Waldenström’s”). The Company is headquartered in Boston, Massachusetts.

Going Concern Assessment—In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU 2014-15”), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2020, the Company had $78.7 million of cash and cash equivalents and an accumulated deficit of $194.2 million. As further discussed in Note 2, the Company has a covenant under its Amended and Restated Loan Agreement (the “Hercules Loan Agreement”) with Hercules Capital Inc. (“Hercules”), which will require that the Company maintain a minimum level of cash, as defined, beginning on January 1, 2022, which date is extended if the Company meets certain financial milestones related to third party funding. If the Company is in violation of this covenant, Hercules could require the repayment of all outstanding debt. Based on its current cash expenditure forecast and considering this covenant, the Company expects that its existing cash and cash equivalents will fund its operations into the first quarter of 2022.

As described in Note 16, the Company has entered into an agreement with several institutional and accredited investors to sell its common stock and pre-funded warrants for the purchase of its common stock in a private placement, which is expected to close on or about March 23, 2021, subject to the satisfaction of customary closing conditions. Aggregate gross proceeds from this private placement are expected to provide gross proceeds of approximately $55.0 million, before deducting offering expenses payable by the Company. In addition, the Company entered into an option agreement related to a non-binding letter of intent with a third party to negotiate a co-development agreement that is expected to provide the Company with up to $65.0 million in funding when and if the arrangement closes. If the co-development agreement is not executed prior to May 15, 2021, the third party has the right, at their sole option, to sell the 229,885 shares of common stock expected to be purchased in the private placement back to the Company at the original purchase price of $8.70 per share. The receipt of funds from the private placement and co-development arrangements cannot be considered probable, as defined in ASU 2014-15, until the closings occur and the funds are received. Therefore, these funds are not considered in the Company’s going concern evaluation.

As a result, the Company believes that, in the aggregate, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Nevertheless, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In order to fund its operations beyond 2021, the Company plans to raise funds through the private placement and co-development arrangement noted above. If these arrangements do not close or otherwise result in a lower level of funding than expected, the Company would seek to raise funds potentially through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If the Company is unable to obtain future funding when needed, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or pre-commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Impact of the COVID-19 Pandemic— The impact of the COVID-19 pandemic has been and, notwithstanding the recent commencement of vaccination efforts, is expected to continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to the Company’s business have included temporary closures or postponements of activation of its clinical trial sites or facilities, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing clinical trials, including patient enrollment at a slower pace than initially projected and the diversion of healthcare resources away from the conduct of the Company’s clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as the Company’s clinical trial sites and hospital staff supporting the conduct of the Company’s clinical trials.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger with Arsanis—On November 26, 2018, Arsanis, Inc., a publicly held Delaware corporation (“Arsanis”), Artemis AC Corp., a Delaware corporation and a wholly-owned subsidiary of Arsanis (“Merger Sub”), and X4 Therapeutics, Inc. (“X4”) entered into an Agreement and Plan of Merger, as amended on December 20, 2018 and March 8, 2019 (the “Merger Agreement”), pursuant to which the Merger Sub merged with and into X4, with X4 surviving the merger as a wholly-owned subsidiary of Arsanis. The transactions described in the foregoing sentence may be referred to in these consolidated financial statements as “the Merger.”
The transaction was accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, X4 was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) the Company’s stockholders own a substantial majority of the voting rights in the combined organization, (ii) the Company designated a majority of the members of the initial board of directors of the combined organization and (iii) the Company’s senior management hold all key positions in the senior management of the combined organization. Accordingly, for accounting purposes, the business combination was treated as the equivalent of X4 issuing stock to acquire the net assets of Arsanis. As a result, as of the closing date of the Merger, the net assets of Arsanis were recorded at their acquisition-date fair values in the consolidated financial statements of the Company and the reported operating results prior to the business combination are those of the Company. In addition, transaction costs incurred by the Company in connection with the business combination have been expensed as incurred.
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
Principles of Consolidation— The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including X4 Pharmaceuticals (Austria) GmbH (“X4 Austria”), which is incorporated in Vienna, Austria, and X4 Therapeutics, Inc. All significant intercompany accounts and transactions have been eliminated.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates— The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not limited to, the accrual of research and development expenses, the valuation of intangible assets acquired in business combinations, the valuations of common stock prior to the Merger, the valuation of stock options, embedded derivative instruments (and the resulting derivative liabilities), valuation of lease liabilities and the constraint of variable consideration from revenue transactions. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Foreign Currency and Currency Translation— The functional currency of the Company’s foreign subsidiary, X4 Austria, is the U.S. dollar but X4 Austria maintains its books and records in Euro. Monetary assets and liabilities are translated at current exchange rates as of the balance sheet date, non-monetary assets such as property and equipment and equity accounts are translated at historic rates and income and expenses are translated at the average exchanges rates for the period. Adjustments resulting from the translation of the consolidated financial statements of the Company’s foreign operations into U.S. dollars are included in the determination of net loss and are recorded in other expense, net.
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
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2020 and 2019.
Restricted Cash—

(in thousands)	As of December 31, 2020	As of December 31, 2019
Letter of credit security: Cambridge lease	$264	$264
Letter of credit security: Waltham lease	250	250
Letter of credit security: Vienna Austria lease	336	94
Letter of credit security: Boston lease	1,144	1,144
Corporate credit card collateral	—	150
Total restricted cash	$1,994	$1,902
Restricted cash included in prepaid expenses and other current assets	$264	$—
Restricted cash included in other assets	$1,730	$1,902

In connection with the Company’s lease agreement for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the landlord. In addition, as of December 31, 2019, the Company was required to maintain a separate cash balance of $150 thousand to collateralize corporate credit cards with a bank.
In accordance with the Company’s Amended and Restated Loan Agreement with Hercules, as most recently amended on December 21, 2020 and as further described in Note 7, effective as of the earlier of (a) certain specified events impacting the Company’s Phase III trial of mavorixafor for the treatment of WHIM syndrome and (b) January 1, 2022 (which date is extended if the Company meets certain financial milestones related to third party funding), the Company at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than or equal to the greater of (i) $30.0 million or (ii) six multiplied by a metric based on prior months’ cash expenditures; provided, however, that from and after the Company’s achievement of certain performance milestones, the required level shall be reduced to the greater of (x) $20.0 million, or (y) three multiplied by the current cash expenditures metric; and provided further, that subject to

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the achievement of certain milestones, this covenant will be extinguished.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the sum to the total of amounts shown in the Company’s consolidated statements of cash flows as of December 31, 2020, 2019 and 2018:

(in thousands)	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$78,708	$126,184	$8,134	$26,684
Restricted cash, current (included within prepaid expenses and other current assets)	264	—	—	—
Restricted cash, non-current (included within other assets)	1,730	1,902	364	364
Total cash, cash equivalents and restricted cash	$80,702	$128,086	$8,498	$27,048
Property and Equipment— Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Office furniture	3 to 7 years
Computer equipment	3 years
Laboratory equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or 10 years
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Impairment of Long-Lived Assets— Long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. To date, the Company has not recorded any material impairment losses on long-lived assets.
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
The Company has determined that it operates in a single operating segment and has a single reporting unit. To perform its quantitative test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. The Company determined that goodwill was not impaired as of December 31, 2020 based on its quantitative test.
Intangible Assets— In connection with the Merger, the Company acquired certain in-process research and development (“IPR&D”) assets, which were classified as indefinite-lived intangible assets. Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires and have not been completed at the acquisition date. The fair value of IPR&D acquired in a business combination is recorded on the Company’s consolidated balance sheets at the acquisition-date fair value and is determined by estimating the costs to develop the technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the projected net cash flows to present value. IPR&D is not amortized, but rather is reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned or transferred to a third party.
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2019, the Company entered into an out-licensing arrangement with a third party that transferred the rights to develop and commercialize one of the programs underlying an IPR&D intangible asset. In addition, the Company entered into amended out-licensing option agreements with a third party who had previously entered into an option agreement with Arsanis to license the rights to develop and commercialize two other programs underlying the IPR&D intangible assets. Following the amendment to these option agreements, the options were exercised by the third party and the in-process research and development programs were out-licensed to the third party. As of December 31, 2019, all programs underlying IPR&D intangible assets acquired in the Merger were transferred to these third parties. As a result of the transfer of the IPR&D projects to third parties, the Company derecognized the IPR&D intangibles asset through a charge to “loss on transfer of nonfinancial assets” during 2019. (See Note 15)
Fair Value Measurements— Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
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
Prior to the Merger, the Company’s preferred stock warrant liability and preferred stock repurchase liability were carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The embedded derivative liability related to the redemption features of the Company’s debt with Hercules as described further below is carried at fair value and is a Level 3 measurement. The Company’s cash equivalents, consisting of money market funds invested in U.S. Treasury securities, are carried at fair value, determined based on Level 1 and Level 2 inputs in the fair value hierarchy described above. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding loan and security agreement with Hercules approximates its fair value at December 31, 2020 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.
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
The Company’s revenues are generated primarily through research, development and commercialization agreements. The terms of these agreements may contain multiple promised goods and services, which may include (i) licenses, or options to obtain licenses, to the Company’s technology, and (ii) in certain cases, services in connection with the manufacturing of preclinical and clinical materials. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; milestone payments; payments for clinical and commercial product supply, and royalties on future product sales. To date, the Company’s license agreement with Abbisko Therapeutics Co., Ltd. (“Abbisko”) represents its only revenue-generating agreement.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Stock-Based Compensation— The Company measures all stock-based awards granted to employees, nonemployees and directors based on the fair value on the date of the grant and recognizes compensation expense for those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The Company issues stock-based awards with service-based vesting conditions and records the expense for these awards using the straight-line method. The Company has also issued stock-based awards with performance-based vesting conditions that vest in part upon the Company’s achievement of operational milestones and over time thereafter for the subsequent two years as the employee continues to provide services. The Company assesses the probability of achievement of these operational milestones and recognizes stock-based compensation for these awards using the accelerated attribution model based on the fair value of the awards as of the date of grant and its best estimate of the date each operational milestone will be achieved.
The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
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
Derivative Liabilities: Hercules Loan Redemption Feature— The Company’s loan agreement with Hercules (see Note 7) contains a redemption feature that, upon an event of default, provides Hercules the option to accelerate and demand repayment of the debt, including a prepayment premium, or, at its election, charge additional contingent interest fees on any overdue interest or principal payments. The redemption feature meets the definition of a derivative instrument as the repayment of the debt contains a substantial premium, resulting in the redemption feature not being clearly and closely related to its host instrument. Accordingly, the Company classifies this derivative as a liability within other liabilities (non-current) on its consolidated balance sheets. The derivative liability was initially recorded at fair value on the date of the Hercules Loan Agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of this derivative liability, which is included in other liabilities, are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. Changes in the fair value of this derivative liability will continue to be recognized until all amounts outstanding under the Hercules Loan Agreement are repaid or until the Hercules Loan Agreement is terminated.
Comprehensive Loss— For the year ended December 31, 2020, all foreign currency remeasurement gains and losses were included in net loss as the Company has deemed the functional currency of its foreign subsidiary to be the U.S. Dollar. Comprehensive loss includes net loss as well as foreign currency translation adjustments of $119 thousand for the year ended December 31, 2019. Prior to 2019, the Company did not have a foreign subsidiary and therefore had no currency translation adjustments.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended. ASU 2016-13 requires that financial assets measured at amortized cost, such as trade receivables, be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In accordance with ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivative and Hedging (Topic 815), and Leases (Topic 842)- Effective Dates, as the Company meets the definition of a “smaller reporting company”, the Company has elected to defer the adoption of ASU 2016-13 until January 1, 2023. The Company expects that the adoption of ASU 2016-13 may accelerate the timing and could increase the level of credit loss expense in the consolidated statement of operations and will likely require an increased level of disclosure in the notes to the consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 was issued to reduce the complexity of accounting for financial instruments having characteristics of both debt and equity. For example, the new standard modifies the scope exception to derivative accounting under ASC 815-40, Derivatives and Hedging---Contracts in an Entity’s Own Equity, by eliminating certain required settlement criteria, such as the requirement that common shares issued upon exercise of a warrant not require an active registration statement. The Company adopted ASU 2020-06 on January 1, 2021 and the adoption of this guidance did not have an impact on its consolidated financial statements.

3.    LICENSE, COLLABORATION AND FUNDING ARRANGEMENTS
Genzyme Agreement
In July 2014, the Company entered into a license agreement with Genzyme (the “Genzyme Agreement”) pursuant to which the Company was granted an exclusive license to certain patents and intellectual property owned or controlled by Genzyme related to the CXCR4 receptor to develop and commercialize products containing licensed compounds (including but not limited to mavorixafor) for all therapeutic, prophylactic and diagnostic uses, with the exception of autologous and allogenic human stem cell therapy. Under the terms of the Genzyme Agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize licensed products for use in the field in the United States and at least one other major market country. The Company has the right to grant sublicenses of the licensed rights that cover mavorixafor to third parties.
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the twelve months ended December 31, 2020, the Company incurred $0.9 million of payment obligations to Genzyme and for the twelve months ended December 31, 2019 and 2018 did not incur any payment obligations to Genzyme under the Genzyme Agreement.
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
Under the terms of the Georgetown Agreement, the Company paid a one-time only, upfront fee of $50 thousand and the Company may be required to make milestone payments of up to an aggregate of $800 thousand related to commercial sales of a product. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use. Under the Georgetown Agreement, the Company is solely responsible for all development and commercialization activities and costs in its respective territories. The Company is also responsible for all costs related to the filing, prosecution and maintenance of the licensed patent rights. The term of the Georgetown Agreement will continue until the expiration of the last valid claim within the patent rights covering the product. Georgetown may terminate the agreement in the event (i) the Company fails to pay any amount and fails to cure such failure within 30 days after receipt of notice, (ii) the Company defaults in its obligation to obtain and maintain insurance and fails to remedy such breach within 45 days after receipt of notice, or (iii) the Company declares insolvency or bankruptcy. The Company may terminate the Georgetown Agreement at any time upon at least 60 days’ written notice. During the twelve months ended December 31, 2020, 2019 and 2018, the Company did not incur any payment obligations to Georgetown under the Georgetown Agreement and no milestone payments were made or due under the Georgetown Agreement.
Beth Israel Deaconess Medical Center Agreement
In December 2016, the Company entered into a license agreement (the “BIDMC Agreement”) with Beth Israel Deaconess Medical Center (“BIDMC”), pursuant to which the Company obtained an exclusive, worldwide license to make, have made, use, sell, offer for sale and import products covered by patent rights co-owned by BIDMC. The rights licensed to the Company are for all fields of use. Under the terms of the BIDMC Agreement, the Company paid a one-time, upfront fee of $20 thousand and the Company is responsible for all future patent prosecution costs. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations because the acquired technology represented in-process research and development and had no alternative future use. The term of the BIDMC Agreement will continue until the expiration of the last valid claim within the patent rights covering the licensed products. BIDMC may terminate the agreement in the event (i) the Company fails to pay any amount and fails to cure such failure within 15 days after receipt of notice, (ii) the Company is in material breach of any material provision of the BIDMC Agreement and fails to remedy such breach within 60 days after receipt of notice, or (iii) the Company declares insolvency or bankruptcy. The Company may terminate the BIDMC Agreement at any time upon at least 90 days’ written notice. The Company did not incur any payment obligations under the BIDMC Agreement during the twelve months ended December 31, 2020, 2019 and 2018.

Dana Farber Cancer Institute Agreement
In November 2020, the Company entered into a license agreement (the “DFCI Agreement”) with the Dana Farber Cancer Institute (“DFCI”) pursuant to which the Company obtained a non-exclusive, royalty-bearing license to use, make, have made, develop, market, import, distribute, sell and have sold products covered by patent rights owned by DFCI. Under the terms of the DFCI Agreement, the Company paid a one-time, upfront fee of $25 thousand and approximately $35 thousand for reimbursement of DFCI’s past patent expenses relating to the patent rights. The Company will pay 25% of DFCI’s ongoing patent prosecution expenses and an annual license maintenance fee of $10 thousand in each of the first three years, $40 thousand in each of the subsequent three years and $50 thousand every year after that until commercialization. The Company may be required to make milestone payments of up to an aggregate of approximately $32.0 million related to development, regulatory and commercial sales events. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use. The term of the DCFI Agreement will continue until the expiration of the last valid claim within the patent rights covering the product. DFCI may terminate the agreement if certain events occur.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Incentive Program
The Company's wholly-owned subsidiary X4 Austria participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses incurred by X4 Austria. Under the program, the reimbursement rate for qualifying research and development expenses incurred by the Company through X4 Austria is 14% for the current year. X4 Austria also participated in a COVID-19 incentive program, which provides reimbursement for qualified capital spending during a defined time period.
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
As of December 31, 2020, the amount due under these programs was $0.9 million, which is included in research and development incentive receivable on the consolidated balance sheet. During the year ended December 31, 2020, the Company recorded $494.0 thousand of income related to the program on the consolidated statement of operations and comprehensive loss within “other income”.
Abbisko Agreement
In July 2019, the Company entered into a license agreement with Abbisko (the “Abbisko Agreement”). Under the terms of the Abbisko Agreement, the Company granted Abbisko the exclusive right to develop, manufacture and commercialize mavorixafor in mainland China, Taiwan, Hong Kong and Macau, the (“Abbisko Territory”). The agreement provides Abbisko with the exclusive rights in the Abbisko Territory to develop and commercialize mavorixafor in combination with checkpoint inhibitors or other agents in multiple oncology indications. The Company retains the full rest-of-world rights to develop and commercialize mavorixafor outside of Greater China for all indications and the ability to utilize data generated pursuant to the Abbisko collaboration for rest-of-world development. Assuming mavorixafor is developed by Abbisko in six indications, the Company would be entitled to milestone payments of up to $208.0 million, which will vary based on the ultimate sales, if any, of the approved licensed products. In addition, upon commercialization of mavorixafor in the Abbisko Territory, the Company is eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. Abbisko is obligated to use commercially reasonable efforts to develop and commercialize mavorixafor in the Abbisko Territory. Abbisko has responsibility for all activities and costs associated with the further development, manufacture and commercialization of mavorixafor in the Abbisko Territory.

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
Upon entering into the Abbisko Agreement, the Company evaluated the Abbisko Agreement under ASC 606 and determined the Abbisko Agreement contained a single performance obligation related to the exclusive license to develop and commercialize mavorixafor and the transfer of know-how that was satisfied at the inception of the arrangement. The transaction price related to the transfer of the license and know-how was fully constrained and the Company ascribed no transaction price to the development, regulatory and commercial milestones under the “most-likely amount” method. The Company concluded that any consideration related to the initial transfer of the license and know-how will be recognized when it is probable that Abbisko will achieve the related financial milestone and other operational milestones. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Abbisko and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur. As a result of Abbisko’s achievement of the qualified financing, the Company reversed the constraint related to this milestone and recognized $3.0 million of license revenue during the year ended December 31, 2020.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company re-evaluates the transaction price, including its estimated variable consideration for milestones included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
4.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of December 31, 2020 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$16,816	$28,018	$—	$44,834
	$16,816	$28,018	$—	$44,834
Liabilities:
Embedded derivative liability	$—	$—	$455	$455
	$—	$—	$455	$455

	Fair Value Measurements as of December 31, 2019 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market fund	$23,638	$39,999	$—	$63,637
	$23,638	$39,999	$—	$63,637
Liabilities:
Embedded derivative liability	$—	$—	$18	$18
	$—	$—	$18	$18

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
The following table provides a roll-forward of the aggregate fair values of the Company’s warrant liability and derivative liability, for which fair values are determined using Level 3 inputs:

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Preferred Stock Warrant Liability	Embedded Derivative Liability
Balance as of December 31, 2018	$4,947	$201
Change in fair value	288	(183)
Conversion of convertible preferred stock warrant into common stock warrant in connection with Merger	(5,235)	—
Balance as of December 31, 2019	—	18
Change in fair value	—	437
Balance at December 31, 2020	$—	$455
Valuation of Preferred Stock Warrant Liabilities— The preferred stock warrant liability in the table above consists of the fair values of warrants to purchase shares of convertible preferred stock that were issued prior to the Merger in March 2019 that was recorded at fair value on the dates the warrants were issued and exercisable and was subsequently remeasured to fair value at each reporting date through the closing of the Merger on March 13, 2019, at which point all preferred stock warrants were converted to warrants for Company’s common stock. As a result, the warrants were adjusted to fair value and reclassified to permanent equity. The aggregate fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
Valuation of Embedded Derivative Liabilities— Derivative liabilities consist of:
(1) The fair value of an embedded derivative in the Genzyme Agreement, which was initially recognized in 2015 in connection with the signing of the Genzyme Agreement, was determined based on significant inputs not observable in the market representing a Level 3 measurement within the fair value hierarchy. The fair value of this liability was estimated at each reporting date based, in part, on the results of third-party valuations, which were prepared using the option-pricing method or the hybrid method, each of which considered as inputs the type, timing and probability of occurrence of a change of control event, the potential amount of the payment under potential exit scenarios, the fair value per share of the underlying common stock and the risk-adjusted discount rate. As of December 31, 2018, the fair value of this derivative liability was $183.0 thousand. The Merger qualified as a change of control event, as defined in the Genzyme Agreement, but resulted in no payment being due to Genzyme under the Genzyme Agreement. As a result, on March 13, 2019, the closing date of the Merger with Arsanis, this derivative liability was remeasured to fair value, which was zero, and subsequent changes in fair value are no longer recognized in the consolidated statements of operations and comprehensive loss because the contingent payment obligation to Genzyme expired at that time.
(2) The fair value of the embedded derivative liability recognized in connection with the Company’s loan agreement with Hercules (see Note 7), which is associated with additional fees due to Hercules upon events of default, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of this embedded derivative liability, which is reported within other non-current liabilities on the consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third-party valuations, which were prepared based on a discounted cash flow model that considered the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 14%. As of December 31, 2020 and December 31, 2019, the fair value of this derivative liability was $455.0 thousand and $18.0 thousand, respectively.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019
Leasehold improvements	$228	$299
Furniture and fixtures	910	139
Computer equipment	47	37
Software	33	33
Lab equipment	293	159
	1,511	667
Less: Accumulated depreciation and amortization	(274)	(264)
	$1,237	$403
Depreciation and amortization expense related to property and equipment was approximately $351 thousand, $103 thousand, and $103 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

6.    ACCRUED EXPENSES
Accrued expenses consisted of the following

(in thousands)	December 31, 2020	December 31, 2019
Accrued employee compensation and benefits	$3,756	$2,916
Accrued external research and development expenses	3,150	1,977
Accrued professional fees	627	1,347
Other	485	221
	$8,018	$6,461
7.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019
Principal amount of long-term debt	$32,500	$20,000
Debt premium (discount), net of accretion	223	(317)
Cumulative accrual of end of term payments	455	414
Long-term debt, including discount and accrued end of term payments	$33,178	$20,097

SVB Loan Agreement— In October 2016, the Company entered into a loan and security agreement with Silicon Valley Bank ( the “SVB Loan Agreement”), which was terminated in October 2018 in connection with the Company entering into the Hercules Loan Agreement as defined below. The Company accounted for the termination of the SVB Loan Agreement as an extinguishment and recognized a loss of $229 thousand, which was calculated as the difference between the reacquisition price of the borrowings under the SVB Loan Agreement and the carrying value of the debt at the time of the extinguishment. The Company recognized aggregate interest expense under the SVB Loan Agreement of $484 thousand for the year ended December 31, 2018, reflecting an effective interest rate of approximately 11.8%.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FFG Loan Agreements— Between September 2011 and March 2017, X4 Austria (formerly Arsanis GmbH) entered into a series of funding agreements with FFG, a quasi-government agency in Austria, that provided for loans and grants to fund qualifying research and development expenditures of X4 Austria on a project-by-project basis. During 2019, following its Merger with Arsanis, the Company recognized interest expense under the FFG agreement of $316 thousand. In September 2019, the Company repaid all amounts due under the FFG loans and recognized a loss on extinguishment of debt of $566 thousand, which was calculated as the difference between the reacquisition price of the borrowings under the FFG Loan Agreement and the carrying value of the debt at the time of the extinguishment.
Hercules Loan Agreements
Hercules Loan Agreement
In October 2018, the Company entered into a loan agreement with Hercules the (“Hercules Loan Agreement”), which consisted of a term loan of up to $8.0 million and other available borrowings as well as warrants for the purchase of the Company’s series B convertible preferred stock. In December 2018, the Company borrowed an additional $2.0 million under the Hercules Loan Agreement, as amended by the first amendment. The Company recorded the aggregate initial fair value of the warrants of $132 thousand as a preferred stock warrant liability, with a corresponding amount recorded as a debt discount on the Company’s consolidated balance sheet. As of December 31, 2018, the fair value of the warrants were $282 thousand, and upon the closing of the Merger on March 13, 2019, the warrants were converted to warrants for common stock and are no longer adjusted to fair value. The Hercules Loan Agreement includes end-of-term payments of $795 thousand due upon maturity of the related tranches (currently January 2022), or upon prepayment of the loan.

Amended and Restated Loan Agreement
In June 2019, the Company refinanced the Hercules Loan Agreement, as amended, and entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Hercules. The Amended and Restated Loan Agreement provided for aggregate maximum borrowings of $35.0 million, including $10.0 million of amounts previously outstanding, $10.0 million in new borrowings, an additional $5.0 million in available for borrowings and, subject to approval by Hercules. Borrowings under the Amended and Restated Loan Agreement bear interest at a variable rate equal to the greater of (i) 8.75% or (ii) 8.75% plus The Wall Street Journal prime rate minus 6.0%.  In an event of default, as defined in the Amended and Restated Loan Agreement, and until such event is no longer continuing, the interest rate applicable to borrowings under the Amended and Restated Loan Agreement would be increased by 4.0%.

First Amended Loan Agreement
On March 13, 2020, the Company entered into a First Amendment to the Amended and Restated Loan Agreement dated June 27, 2019 (collectively, the “First Amended Loan Agreement”) with Hercules, which provides for aggregate maximum borrowings of up to $50.0 million. The First Amended Loan Agreement provides for (i) a term loan of $25.0 million, including the $20.0 million previously outstanding under the Amended and Restated Loan Agreement and an additional $5.0 million drawn at the closing of the First Amended Loan Agreement on March 13, 2020, (ii) subject to the achievement of certain performance milestones and other conditions, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $7.5 million through June 30, 2021, (iii) subject to the achievement of certain performance milestones and conditions, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $7.5 million through June 30, 2022 and (iv) subject to Hercules investment committee’s sole discretion, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $10.0 million through December 31, 2022.

Second Amended Loan Agreement
On December 21, 2020, the Company entered into the Second Amendment to the Amended and Restated Loan Agreement dated June 27, 2019, as amended on March 13, 2020 (collectively the “Second Amended Loan Agreement”). The Second Amended Loan Agreement provides for (i) a term loan of $25.0 million, which amount was borrowed prior to December 21, 2020, (ii) an additional term loan advance of $7.5 million, which amount was borrowed on December 21, 2020, (iii) subject to the achievement of certain performance milestones and conditions, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $7.5 million through June 30, 2022 and (iv) subject to Hercules’ investment committee’s sole discretion, a right of the Company to request additional term loan advances in an aggregate amount of up to $10.0 million through December 31, 2022. Additionally, the Second Amended Loan Agreement (i) extended the expiration of the period in which interest-only payments on borrowings are required from January 1, 2022 to January 1, 2023, (ii) extended the final maturity date on borrowings from July 1, 2023 to July 1, 2024 and (iii) provided for an additional end-of-term charge as noted below.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, the Second Amendment modified the effective date of the minimum cash covenant applicable to the Company. Pursuant to the Second Amended Loan Agreement, effective as of the earlier of (a) certain specified events impacting the Company’s Phase III trial of mavorixafor for the treatment of WHIM syndrome and (b) January 1, 2022 (which date is extended if the Company meets certain financial milestones related to third party funding), the Company at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than or equal to the greater of (i) $30.0 million or (ii) six multiplied by a metric based on prior months’ cash expenditures; provided, however, that from and after the Company’s achievement of certain performance milestones, the required level shall be reduced to the greater of (x) $20.0 million, or (y) three multiplied by the current cash expenditures metric; and provided further, that subject to the achievement of certain milestones, this covenant will be extinguished.
Borrowings under the Second Amended Loan Agreement are repayable in monthly interest-only payments through January 1, 2023, and in equal monthly payments of principal and accrued interest from February 1, 2023 until the maturity date of the loan, which is July 1, 2024. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of up to 2.0% of the principal amount outstanding as of the date of repayment. In addition, the Second Amended Loan Agreement provides for aggregate end-of-term charges of $2.9 million by the Company to Hercules in the amounts of $0.8 million, $1.3 million and $0.8 million on January 1, 2022, July 1, 2023 and July 1, 2024, respectively, which payments are accelerated upon the prepayment of the borrowings upon the Company’s election on upon default of the loan.
Borrowings under the Second Amended Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for the Company’s intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property). Under the Second Amended Loan Agreement, the Company has agreed to affirmative and negative covenants to which it will remain subject until maturity or repayment of the loan in full. The covenants include (a) maintaining a minimum cash amount as noted above and (b) restrictions on the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses.
The Company recognized aggregate interest expense under its loan agreements with Hercules of $2.7 million, $1.8 million and $0.2 million during the years ended December 31, 2020, 2019, and 2018, respectively. Interest expense includes $0.5 million, $0.4 million and $0.1 million of non-cash interest expense related to the accretion of the debt discount and end-of-term payment for the years ended December 31, 2020, 2019 and 2018, respectively. The annual effective interest rate on the Second Amended Loan Agreement is 10.7%. There have been no principal payments due or paid to date under the Second Amended Loan Agreement.
As of December 31, 2020, future principal payments and the final payment due under the Second Amended Loan Agreement were as follows (in thousands):

Year Ending December 31	Total
2021	$—
2022	—
2023	21,185
2024	11,315
Long-term debt	$32,500
8.    LEASES
Effective January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date as its date of initial application, with prior periods unchanged and presented in accordance with the previous lease accounting guidance. Upon adoption, the Company recorded right-of-use assets of $2.0 million and lease liabilities of $2.5 million, of which $1.9 million was classified as non-current and $613 thousand as current. The difference between the value of the right-of-use assets and the lease liabilities related to $512 thousand of net deferred, accrued and prepaid rent that was reclassified against the right-of-use asset upon adoption of ASC 842 on January 1, 2019. The Company has lease agreements for its facilities in Boston Massachusetts, which is the Company’s global headquarters and Vienna, Austria, which is the Company’s research and development center. The Company also has an office lease in Waltham, Massachusetts, which it has sublet to a third party. There are no restrictions or financial covenants associated with any of the lease

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreements.
Cambridge Lease— In August 2017, the Company entered into a non-cancellable operating lease agreement for office space of approximately 13,000 square feet in Cambridge, Massachusetts (“Cambridge Lease”), which had an original expiration date of July 31, 2022. Base rent was approximately $832 thousand annually and the monthly rent expense was recognized on a straight-line basis over the term of the lease as the Company amortizes the associated operating lease right-of-use asset. The Company reached an agreement with the landlord on July 17, 2020 to terminate the lease effective September 30, 2020 in exchange for a fee. The Company accounted for the lease modification prospectively from the date of the termination through the new lease termination date of September 30, 2020, at which time the right-of-use asset and associated lease liabilities were retired from the consolidated balance sheet. The Company was required to maintain a letter of credit of $264 thousand, secured by restricted cash, for the benefit of the landlord through December 31, 2020.
Waltham Lease— The Company leases approximately 6,000 square feet of office space in Waltham, Massachusetts (“Waltham Lease”). The Waltham Lease, as amended, commenced on January 1, 2019, and expires approximately 5 years from the commencement date. The base rent is approximately $263 thousand annually. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. The Company is subleasing the space to a third party for the duration of the lease. The right-of-use asset is being amortized to rent expense over the 5 year term of the lease.
Vienna Austria Leases— The Company has an operating lease, as amended, for approximately 400 square meters of laboratory and office space in Vienna, Austria, (the “2019 Vienna Lease”) which commenced on March 1, 2019 for a term of 2 years. The lease expired on February 28, 2021. The annual base rent was approximately $154 thousand. The Company classified this lease as a short-term lease as it was not reasonably certain that the Company would not terminate the lease within one year and, accordingly, the lease was not reflected as a right-of-use asset. In September 2020, X4 Austria entered into a new operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), which commenced in February 2021 for a term of 7 years, replacing the 2019 Vienna Lease. The Company contributed approximately $675 thousand to building improvements in connection with the Vienna Lease. The annual base rent for the Vienna Lease, following a 6-month rent free period, will be approximately $300 thousand. The Company will record a right-of-use asset and associated lease liabilities upon the commencement of the Vienna Lease in the first quarter of 2021.

Boston Lease— On November 11, 2019, the Company entered into a lease agreement for approximately 28,000 square feet of office space that was subsequently constructed in a building located in Boston, Massachusetts (the “Boston Lease”). The office space is the Company’s current headquarters, replacing the Cambridge Lease. Monthly rent payments under the Boston Lease commenced in May 2020. Base rental payments will be approximately $1.0 million annually, plus certain operating expenses. The term of the lease will continue until November 2026, unless earlier terminated in accordance with the terms of the lease. The Company has the right to sublease the premises, subject to landlord consent. The Company also has the right to renew the lease for an additional five years at the then prevailing effective market rental rate. The Company is required to maintain a $1.1 million security deposit in the form of a letter of credit, which is classified as restricted cash, for the benefit of the landlord.

For the Boston lease, the Company participated in the construction of the office space and incurred construction costs to prepare the office space for its use, which have been partially reimbursed by the landlord. The Company has concluded that these construction costs generate and enhance the landlord’s assets, and, as such, unreimbursed construction costs incurred to prepare the office space for its use have been classified a part of the right-of-use asset. The commencement date for the Boston Lease was September 1, 2020 upon substantial completion of the landlord's asset. On the commencement date, the Company recognized a lease liability of $4.6 million reflecting the future rent payments for the term of the Boston Lease discounted at the Company’s collateralized borrowing rate, and a right-of-use asset of $8.0 million measured as the lease liability plus rent payments made and unreimbursed construction costs incurred prior to the commencement date. The Company began recognizing rent expense following the commencement date.

As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
The components of lease expense for the year ended December 31, 2020 were as follows (dollars in thousands):

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31,
Lease Cost	2020	2019
Fixed operating lease cost	$1,290	$827
Short-term lease costs	157	122
Total lease expense	$1,447	$949
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,820	$1,007
Leased assets obtained in exchange for new operating lease liabilities	$5,090	$484
Weighted-average remaining lease term—operating leases	5.5 years	3.0 years
Weighted-average discount rate—operating leases	11.2%	9.0%
Sublease income	$194	$14

Maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2021	$1,273
2022	1,301
2023	1,330
2024	1,094
2025 and thereafter	2,174
Total lease payments	7,172
Less: interest	(1,902)
Total operating lease liabilities as of December 31, 2020	$5,270

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
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 or December 31, 2019.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Agreements— In February 2017, Arsanis entered into an option and license agreement with Adimab to obtain rights to certain RSV antibodies, which are being used in the “ASN500” program. The Company exercised this option for an up-front payment of $250 thousand. In July 2019, as further described in Note 15, the Company transferred the intellectual property related to the ASN500 program through an exclusive, worldwide license with a third party. The third party subsequently cancelled the sublicense agreement effective October 2020. The Company remains obligated to make payments to Adimab based on future clinical and regulatory milestones of up to approximately $25.0 million, as well as royalty payments on a product-by-product and country-by-country basis of a mid-single-digit percentage based on net sales of products based on certain RSV antibodies during the applicable term for such product in that country.
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

10.    PREFERRED AND COMMON STOCK WARRANTS
Prior to the Merger, the Company issued warrants for the purchase of its preferred stock and had classified these preferred stock warrants as a liability on its consolidated balance sheet as the warrants were deemed to be freestanding financial instruments that may have required the Company to transfer assets upon exercise. The liability associated with each of these warrants was initially recorded at fair value upon the issuance date of each warrant and was subsequently remeasured to fair value as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. Upon the closing of the Merger, pursuant to the Merger Agreement, all of the outstanding X4 preferred stock was converted to common stock and the X4 preferred stock warrants converted to warrants for the purchase of common stock. The Company assessed the features of the warrants and determined that they qualified for classification as permanent equity upon the closing of the Merger. Accordingly, the Company remeasured the warrants to fair value upon the closing of the Merger, which was $5.2 million at March 13, 2019, with $288 thousand of expense recorded during the three months ended March 31, 2019. Upon the closing of the Merger, the warrant liability was reclassified to additional paid-in capital.
In connection with its issuance of common stock in public offerings that closed on April 16, 2019 and November 29, 2019, the Company issued 3,900,000 Class A warrants, which are exercisable for shares of the Company's common stock, and 5,416,667 Class B warrants, which are exercisable for shares of the Company's common stock or prefunded warrants to purchase shares of the Company's common stock. The Class A warrants have an exercise price of $13.20 per warrant, expire on April 15, 2024 and were immediately exercisable upon issuance. The Class B warrants were immediately exercisable upon issuance, have an initial exercise price of $15.00 per warrant, which includes a down-round contingent price adjustment feature, and expire on a date that is the earlier of (a) the date that is 30 calendar days from the date on which the Company issues a press release announcing top-line data from its Phase 3 clinical trial of mavorixafor for the treatment of patients with WHIM syndrome (or, if such date is not a business day, the next business day) and (b) November 28, 2024. In addition, in connection with the April 16, 2019 and November 29, 2019 offerings, the Company issued 2,130,000 and 1,750,000 prefunded warrants, respectively, for proceeds of $10.999 and $11.999 per share, respectively. Each of the prefunded warrants is exercisable into one share of the Company's common stock, has a remaining exercise price of $0.001 per share and was immediately exercisable upon issuance.
The following table provides a roll forward of outstanding warrants for the three year period ended December 31, 2020:

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable warrants to purchase shares preferred stock as of 12/31/2018	5,146,400	$—	4.2
Conversion of warrants to purchase preferred shares to warrants for the purchase of common stock and adjusted for the Exchange Ratio and Reverse Stock Split	(4,657,350)
Issuance of warrants for the purchase of common stock or prefunded warrants to purchase common stock	13,201,667
Exercised	(33,846)
Outstanding and exercisable as of December 31, 2019	13,656,871	$13.68	4.6
Expired	(302,468)
Outstanding and exercisable as of December 31, 2020	13,354,403	$13.52	3.7
As of December 31, 2020, the Company’s outstanding warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price		Expiration Date
October 25, 2016	5,155	$19.78		October 24, 2026
December 28, 2017	115,916	$19.78		December 28, 2027
September 12, 2018	25,275	$19.78		September 12, 2021
September 12, 2018	20,220	$19.78		September 12, 2028
October 19, 2018	20,016	$19.78		October 19, 2028
March 13, 2019	5,000	$19.78		March 12, 2029
April 16, 2019	3,866,154	$13.20		April 15, 2024
April 16, 2019	2,130,000	$11.00	(a)	n/a
November 29, 2019	5,416,667	$15.00		November 28, 2024
November 29, 2019	1,750,000	$12.00	(b)	n/a
	13,354,403
(a) In April 2019, the Company received $10.999 per pre-funded warrant, or $23.4 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant.
(b) In November 2019, the Company received $11.999 per pre-funded warrant, or $21.0 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant.

11.    COMMON STOCK, REDEEMABLE COMMON STOCK AND PREFERRED STOCK
Common Stock— On June 10, 2020, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of the Company's authorized shares of common stock, par value $0.001 per shares, from 33,333,333 shares to 125,000,000 shares. As of December 31, 2020 and December 31, 2019, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 125,000,000 shares and 33,333,333, shares, respectively, of $0.001 par value common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On August 7, 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated (collectively the “Sales Agents”), pursuant to which the Company may offer and sell, at the Company’s sole discretion through one or more of the Sales Agents, shares of its common stock having an aggregate offering price of up to $50.0 million. The Sales Agents may sell the common stock by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including, without limitation, sales made directly on the Nasdaq Capital Market or any other existing trading market for the Company's common stock. Any shares of common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-242372). No shares of common stock were sold pursuant to the ATM Sales Agreement during year ended December 31, 2020.
On October 14, 2020, the Company entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth in the Aspire Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $50.0 million of shares of the Company’s common stock at the Company’s request from time to time during the 36-month term of the Purchase Agreement. Concurrently with entry into the Aspire Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), pursuant to which the Company filed with the SEC a prospectus supplement to the Company’s shelf registration statement on Form S-3 (File No. 333-242372), registering the issuance and sale of common stock that the Company may offer to Aspire Capital from time to time under the Aspire Purchase Agreement. No shares of common stock were sold pursuant to the Aspire Purchase Agreement during year ended December 31, 2020.
See Note 16 for a discussion of the sale of common shares closing subsequent to December 31, 2020.
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
Redeemable Common Stock— Pursuant to the requirements of the July 2014 license agreement with Genzyme (see Note 3), in August 2015, the Company issued to Genzyme for no additional consideration 107,371 shares of common stock, which had an aggregate fair value of $734 on the date of issuance. Genzyme had the right to require the Company to repurchase all, but not less than all, of these shares of common stock at any time during the term of the license agreement for a price of $0.001 per share. Because of this redemption feature, the shares of common stock issued to Genzyme were classified outside of stockholders’ deficit on the consolidated balance sheets. As a result of the Merger, these shares were exchanged for common stock.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Preferred Stock (converted to Common Stock)— Prior to the Merger, the Company had issued Series Seed convertible preferred stock (the “Series Seed preferred stock”), Series A convertible preferred stock (the “Series A preferred stock”) and Series B convertible preferred stock (the “Series B preferred stock”). As of December 31, 2020, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue a total of 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2020 and 2019, there was no preferred stock outstanding.
12.    STOCK-BASED COMPENSATION
Summary of Plans— Upon completion of the Merger on March 13, 2019, X4’s 2015 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2015 Plan”), Arsanis’ 2017 Equity Incentive Plan (the “2017 Plan”) and Arsanis’ 2017 Employee Stock Purchase Plan (the “2017 ESPP”) were assumed by the Company. In June 2019, the Company adopted the 2019 Inducement Equity Incentive Plan (the “2019 Plan”). These plans are administered by the Board of Directors or by a committee thereof. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of the stock option may not be greater than ten years. Incentive stock options granted to employees and restricted stock awards granted to employees, officers, members of the Board of Directors, advisors, and consultants of the Company typically vest over four years. Non-statutory options granted to employees, officers, members of the Board of Directors, advisors, and consultants of the Company typically vest over three or four years. Shares that are expired, terminated, surrendered or canceled under the Plans without having been fully exercised will be available for future awards. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2015 Employee, Director and Consultant Equity Incentive Plan— In 2015, the Board of Directors and shareholders of X4 adopted the 2015 Plan, which provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, directors and consultants of the Company. The total number of shares of common stock that may be issued under the 2015 Plan is 1.0 million shares. As of December 31, 2020, there were a de minimis number shares available for issuance under the 2015 Plan.
2017 Equity Incentive Plan— Under the 2017 Plan, the Company may grant incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. On June 10, 2020, the Company's stockholders approved an amendment and restatement of the 2017 Plan. The amendments increased the number of shares of common stock reserved for issuance under the 2017 Plan by an additional 474 thousand shares and amended the “evergreen” provision of the 2017 Plan to provide for an automatic increase in the share reserve on the first day of each year, beginning on January 1, 2021 and ending on January 1, 2027, in an amount equal to the lower of 4.0% of the number of shares of the Company’s common stock outstanding on January 1 of each year or an amount determined by the Company’s Board of Directors. As of December 31, 2020, approximately 26 thousand shares were available for future issuance under the 2017 Plan. Pursuant to the evergreen provision of the 2017 Plan, as of January 1, 2021, an additional 652 thousand shares became available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan— The 2017 ESPP provides participating employees with the opportunity to purchase shares of the Company’s common stock at defined purchase prices over six-month offering periods. For the twelve months ended December 31, 2020, 26,643 shares of common stock were issued under the 2017 ESPP. As of December 31, 2020, approximately 144 thousand shares were available for future issuance under the 2017 ESPP. Pursuant to the evergreen provision of the 2017 ESPP, on January 1, 2021, an additional 85 thousand shares became available for future issuance under the 2017 ESPP.
2019 Inducement Equity Incentive Plan— On June 17, 2019, the Board of Directors approved the adoption of the 2019 Plan, which is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company (or following a bona fide period of non-employment), as an inducement material to such individual’s entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The total number of shares of common stock that may be issued under the 2019 Plan, as amended, is 800,000 shares. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2019 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants. As of December 31, 2020, approximately 173 thousand shares were available for future issuance under the 2019 Plan.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.6%	2.0%	2.8%
Expected term (in years)	6.01	5.99	5.94
Expected volatility	94.9%	88.5%	86.0%
Expected dividend yield	0%	0%	0%

Stock Options
The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,297,029	$17.05	8.4	$1,286
Granted	864,616	8.06
Exercised	(17,689)	7.25
Forfeited	(269,442)	17.43
Outstanding as of December 31, 2020	1,874,514	$12.94	8.3	$7
Exercisable as of December 31, 2020	682,632	$17.42	7.0	$—
Vested and expected to vest as of December 31, 2020	1,404,246	$13.35	8.1	$4
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock to the extent the stock option had a lower exercise price. The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2020 and 2019 was $42 thousand and $363 thousand, respectively. The intrinsic value of options exercised during the years ended December 31, 2018 was not significant. The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $6.12, $10.78, and $7.05, respectively.
Restricted Stock Units— During the twelve months ended December 31, 2020, the Company granted 692,331 restricted stock units to employees at a weighted average grant date fair value of $9.34 per share. The restricted stock units granted were primarily performance-based restricted stock units, which vest in part upon on the Company’s achievement of operational milestones and over time thereafter for the subsequent two years as the employee continues to provide services to the Company. As of December 31, 2020, two out of the four performance criteria had been achieved. The Company believes that the achievement of the remaining operational milestones is probable and, accordingly, stock-based compensation expense has been recognized for the awards using the accelerated attribution model based on the fair value of the awards as of the date of grant and management’s best estimate of the date each operational milestone will be achieved. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited. These restricted stock units had a grant date fair value of $6.5 million, which will be recognized as stock-based compensation expense, net of estimated forfeitures, over the estimated vesting period.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s restricted stock activity for the twelve months ended December 31, 2020:

Number of Shares
Unvested at December 31, 2019	101,773
Granted	692,331
Vested	(134,074)
Forfeited	(87,570)
Unvested at December 31, 2020	572,460

Stock-Based Compensation— As of December 31, 2020, total unrecognized compensation expense related to unvested stock options and restricted stock units was $8.6 million, which is expected to be recognized over a weighted average period of 2.4 years.
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2020	2019	2018
Research and development expense	$2,316	$909	$258
General and administrative expense	3,112	1,141	501
Total stock-based compensation	$5,428	$2,050	$759
13.    INCOME TAXES
During the years ended December 31, 2020, 2019, and 2018, the Company recorded no income tax benefits for the net operating losses incurred and research and development credits generated due to the uncertainty of realizing a benefit from those items. Additionally during the year ended December 31, 2020, the Company recorded a tax provision of $0.1 million related to an uncertain tax position. The Company's losses before income taxes were generated in the United States and were partially offset by income before taxes in its Austrian subsidiary.

Loss before the provision for income taxes for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
United States	$(62,539)	$(52,314)	$(33,285)
Foreign (Austria)	556	(493)	—
	$(61,983)	$(52,807)	$(33,285)

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(5.9)	(5.8)	(6.2)
Foreign rate differential	—	(0.1)	—
Research and development tax credits	(1.1)	(1.1)	(3.7)
Change in fair value of preferred stock warrant liability	—	0.1	2.4
Other permanent differences	0.9	1.4	0.9
Change in deferred tax asset valuation allowance	27.2	26.8	27.8
Other	0.1	(0.3)	(0.2)
Effective income tax rate	0.2%	—%	—%

Net deferred tax assets as of December 31, 2020 and 2019 consisted of the following:

	December 31,
(in thousands)	2020	2019
Net operating loss carryforwards	$83,671	$65,487
Research and development tax credit carryforwards	4,616	3,654
Capitalized research and development expenses	2,193	2,626
Lease liabilities	1,440	765
Other	2,452	1,413
Total deferred tax assets	94,372	73,945
Valuation allowance	(92,197)	(73,410)
Deferred tax assets, net of valuation allowance	$2,175	$535
Right of use assets	2,175	535
Total deferred tax liabilities	$2,175	$535
Total deferred tax assets, net	$—	$—

As of December 31, 2020, the Company had U.S. federal and state net operating loss carryforwards of $242.6 million and $237.5 million, respectively, which may be available to offset future taxable income and begin to expire in 2031 and 2035, respectively. The Company has federal net operating losses $188.5 million, which do not expire, and $54.1 million of federal net operating losses generated prior to 2018 that will expire at various dates through 2037. In addition, as of December 31, 2020, the Company had foreign net operating loss carryforward of $70.8 million, which do not expire but are generally limited in their usage to an annual deduction equal to 75% of taxable income. As of December 31, 2020, the Company also had U.S. federal and state research and development tax credit carryforwards of $3.7 million and $0.9 million, respectively, which may be available to offset future tax liabilities and each begin to expire in 2032 and 2030, respectively.

As of December 31, 2020, uncertain tax position reserves recorded were $0.2 million for U.S. federal and state research and development tax credits. Additionally, during the year ended December 31, 2020, the Company recorded an uncertain tax position of $0.1 million related to withholding taxes on a milestone payment received from a non-US customer.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s reserve for uncertain tax positions for the three years ended December 31, 2020:

(in millions)	Reserve for Uncertain Tax Position
Balance as of December 31, 2018	$—
Acquisition of uncertain tax position reserves through Merger	0.2
Balance as of December 31, 2019	0.2
Increase in unrecognized tax benefit for tax positions taken during year	0.1
Balance as of December 31, 2020	$0.3

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

Each period, the Company evaluates the positive and negative evidence bearing upon its ability to realize its federal, state and foreign deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2020, 2019 and 2018.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020, 2019 and 2018 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Valuation allowance, beginning of year	$(73,410)	$(22,797)	$(13,546)
Increases recorded to income tax provision	(18,787)	(14,485)	(9,251)
Acquisition of business	—	(36,128)	—
Valuation allowance, end of year	$(92,197)	$(73,410)	$(22,797)

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2020. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Numerator:
Net loss	$(62,131)	$(52,807)	$(33,285)
Accruing dividends on Series A convertible preferred stock	—	(592)	(3,000)
Adjustment to accumulated deficit in connection with repurchase of Series Seed convertible preferred stock	—	—	(22)
Net loss attributable to common stockholders	$(62,131)	$(53,399)	$(36,307)
Denominator:
Weighted average shares of common stock—basic and diluted	20,077	11,530	459
Net loss per share attributable to common stockholders— basic and diluted	$(3.09)	$(4.63)	$(79.15)
The Company has included 107,371 shares of redeemable common stock in its computation of basic and diluted weighted average shares of common stock outstanding for the years ended December 31, 2019 and 2018 as this class of stock participates in losses similarly to other common stockholders. Basic and diluted weighted average shares of common stock outstanding for the years ended December 31, 2020 and 2019 also includes the weighted average effect of 2,130,000 and 1,750,000 prefunded warrants for the purchase of shares of common stock, which were issued in April 2019 and November 2019, respectively, and for which the remaining unfunded exercise price is less than $0.001 per share.
The Company’s potentially dilutive securities included outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock for the years ended December 31, 2020 and 2019. Potentially dilutive securities also included warrants to purchase preferred stock for the year ended 2018. These potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end and adjusted for the Exchange Ratio and Reverse Stock Split, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	1,874,514	1,297,029	798,311
Convertible preferred stock (as converted to common stock)	—	—	3,808,894
Unvested restricted stock units	572,460	101,773	—
Warrants to purchase common stock (excluding prefunded warrants, which are included in basic shares outstanding)	9,474,403	9,776,871	489,079
	11,921,377	11,175,673	5,096,284

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    LOSS ON TRANSFER OF NONFINANCIAL ASSETS
During the year ended December 31, 2019, the Company entered into contractual arrangements with two third parties that transferred the rights to develop and commercialize the programs underlying IPR&D intangible assets acquired in the Merger. As of December 31, 2019, all programs underlying IPR&D intangible assets acquired in the Merger were transferred to these third parties and the Company has no continuing involvement in any ongoing research and development activities associated with the programs. The Company concluded that these third parties are “non-customers” as the underlying development programs transferred to these third parties are focused on potential drug candidates that were not aligned with the Company's strategic focus and, therefore, are not an output of the Company's ordinary activities. Accordingly, the Company accounted for these transactions under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). As a result of the transfer of control of the IPR&D projects to third parties, the Company derecognized the IPR&D intangible assets through a charge to “loss on transfer of nonfinancial assets” in 2019 of $3.9 million, which included the carrying value of the IPR&D of $4.9 million, partially offset by $1.0 million of non-refundable, upfront fees received from the third parties.

16.     SUBSEQUENT EVENTS

Securities Purchase Agreement
On March 18, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several institutional and accredited investors (the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “Private Placement”) an aggregate of 6,271,836 shares of common stock and, to certain Investors, in lieu of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 50,000 shares of common stock at a price of $8.70 per share of common stock (or $8.69 per Pre-Funded Warrant). The price per Pre-Funded Warrant represents the price of $8.70 per share sold in the Private Placement, minus the $0.01 per share exercise price of each such Pre-Funded Warrant. The Pre-Funded Warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. The Private Placement is expected to close on or about March 23, 2021 and the Company expects to receive gross proceeds of approximately $55.0 million, before deducting offering expenses payable by the Company.

Option Agreement and Co-Development Agreement
Also on March 18, 2021, the Company entered into an Option Agreement (the “Option Agreement”) with Abingworth Bioventures 8 LP (“Abingworth Bioventures 8”), which is one of the Investors party to the Securities Purchase Agreement. Pursuant to the Option Agreement, if the Company and a syndicate, of which Abingworth Bioventures 8 is a part, do not execute a definitive co-development agreement (as defined in the Option Agreement and described below) by May 15, 2021, Abingworth Bioventures 8 may, at its option, require the Company to repurchase the common shares Abingworth Bioventures 8 purchased in the Private Placement at the original purchase price of $8.70 per share. This option must be exercised, if at all, by June 15, 2021.

The Company and Abingworth LLP (“Abingworth”), an affiliate of Abingworth Bioventures 8, are parties to a non-binding letter of intent pursuant to which the Company and Abingworth have expressed an intention to negotiate a co-development agreement (the “Co-Development Agreement”) that is expected to provide the Company with up to $65.0 million in funding from a syndicate of investors including Abingworth, in addition to the $2.0 million of common stock purchased by Abingworth Bioventures 8 in the Private Placement and an additional purchase of up to $5.5 million of the Company’s common stock on the same terms and conditions, including the purchase price per common share, as the Private Placement. The Company expects that, pursuant to the Co-Development Agreement, the Company will grant to Abingworth a security interest in substantially all of its assets and property, excluding its intellectual property, that will contain such other terms, conditions and covenants as are customary in similar financings. The granting of any security interest, or the sale or transfer of any rights, in the Company’s intellectual property would be subject to a negative covenant in favor of Abingworth. Contingent upon and commencing 120 days following regulatory approval of mavorixafor as a treatment for WHIM Syndrome in the United States or the European Union, the Company would be required to make annual repayments of amounts funded by the syndicate, with the total amount of repayments contingent upon the total amount of funding accepted by the Company under the Co-Development Agreement, if executed. The Co-Development Agreement has not been finalized and is still subject to material items of due diligence, term negotiation, and approval by the Company’s board of directors. There is no assurance that the Co-Development Agreement will be executed and the Company may not receive the $65.0 million in financing, in which case the Company may be required to repurchase the $2.0 million of common shares purchased by Abingworth Bioventures 8 in the Private Placement.

Registration Rights Agreement
Also on March 18, 2021, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to register for resale the common stock and the issuance of the shares of

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock underlying the Pre-Funded Warrants held by the Investors by no later than June 30, 2021 (the “Filing Deadline”). The Company has agreed to use commercially reasonable efforts to cause such registration statement to become effective as soon as practicable and to keep such registration statement effective until the date common shares and the shares of common stock underlying the Pre-Funded Warrants covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction. The Company is subject to liquidated damages payable to the Investors should the Company fail to comply with the terms of the Registration Rights Agreement.

Class B Warrant Price Adjustment
As a result of the Private Placement, the exercise price of the Company’s Class B warrants, which are currently exercisable, will be adjusted from $15.00 to $8.70 per Class B warrant effective on the closing of the securities purchase agreement, which is expected to be March 23, 2021. No Class B warrant has been exercised to date.