Form 10-Q
period 2021-03-31
X4 Pharmaceuticals, Inc
filed 2021-05-06
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 3, 2021, the registrant had 23,655,660 shares of common stock outstanding.

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
•the initiation, timing, design, progress and results of our current and future preclinical studies and clinical trials of X4P-002 and X4P-003 or any of our other product candidates or our research and development programs that we pursue;
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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Quarterly Report. Some of the more significant risks include the following:

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
•We depend almost entirely on the success of our lead product candidate, mavorixafor, which we are developing initially for the treatment of WHIM syndrome, for the treatment of SCN, for the treatment of Waldenström’s, and contingent on a potential strategic partner, for the treatment of clear cell renal cell carcinoma, or ccRCC. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor or any other product candidate.
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
•We rely on third-party clinical research organizations, or CROs to conduct our preclinical studies and clinical trials. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$114,945	$78,708
Research and development incentive receivable	768	917
Prepaid expenses and other current assets	4,246	3,682
Total current assets	119,959	83,307
Property and equipment, net	1,788	1,237
Goodwill	27,109	27,109
Right-of-use assets	9,788	7,960
Other assets	2,391	3,258
Total assets	$161,035	$122,871
Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,091	$3,144
Accrued expenses	10,706	8,018
Current portion of lease liability	875	786
Total current liabilities	14,672	11,948
Long-term debt, including accretion, net of discount	33,356	33,178
Lease liabilities	5,579	4,484
Other liabilities	491	462
Total liabilities	54,098	50,072
Commitments and contingencies (Note 9)
Redeemable common stock, 229,885 and zero issued and outstanding at March 31, 2021 and December 31, 2020, respectively (Note 11)	1,875	0
Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of each of March 31, 2021 and December 31, 2020; 23,426,429 and 16,305,731 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	24	16
Additional paid-in capital	318,008	267,077
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(212,851)	(194,175)
Total stockholders’ equity	105,062	72,799
Total liabilities, redeemable common stock and stockholders’ equity	$161,035	$122,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
License revenue	$—	$3,000
Operating expenses:
Research and development	12,104	8,911
General and administrative	5,832	4,670
Total operating expenses	17,936	13,581
Loss from operations	(17,936)	(10,581)
Other income (expense):
Interest income	2	296
Interest expense	(891)	(584)
Change in fair value of derivative liability	(31)	—
Other income	186	41
Loss on extinguishment of debt	—	(162)
Total other expense, net	(734)	(409)
Loss before provision for income taxes	(18,670)	(10,990)
Provision for income taxes	6	148
Net loss and comprehensive loss	(18,676)	(11,138)
Deemed dividend on Class B Warrant price reset	(8,239)	—
Net loss attributable to common stockholders	$(26,915)	$(11,138)
Net loss per share attributable to common stockholders—basic and diluted	$(1.30)	$(0.56)
Weighted average common shares outstanding—basic and diluted	20,751	20,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	16,128,862	$16	$261,367	$(119)	$(132,044)	$129,220
Exercise of stock options	13,006	—	96			96
Stock-based compensation expense			613			613
Net loss					(11,138)	(11,138)
Balance at March 31, 2020	16,141,868	$16	$262,076	$(119)	$(143,182)	$118,791

	Redeemable Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	—	16,305,731	$16	$267,077	$(119)	$(194,175)	$72,799
Issuance of common stock, redeemable common stock and prefunded warrants for the purchase of common stock, net of issuance costs of $3.5 million	229,885	1,875	6,041,951	7	49,633			49,640
Exercise of stock options			5,860		40			40
Exercise of prefunded warrants			1,072,887	1				1
Stock-based compensation					1,258			1,258
Net loss							(18,676)	(18,676)
Balance at March 31, 2021	229,885	$1,875	23,426,429	$24	$318,008	$(119)	$(212,851)	$105,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,676)	$(11,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,258	613
Depreciation and amortization expense	106	36
Non-cash lease expense	314	158
Accretion of debt discount	178	119
Loss on extinguishment of debt	—	162
Other	99	70
Changes in operating assets and liabilities:
Accounts receivable	—	(3,000)
Prepaid expenses, other current assets and research and development incentive receivable	(711)	(869)
Accounts payable	(23)	(800)
Accrued expenses	(786)	(668)
Lease liabilities	(160)	(210)
Operating lease right-of-use asset, net of non-cash portion	(43)	—
Net cash used in operating activities	(18,444)	(15,527)
Cash flows from investing activities:
Acquisition of property, equipment and intangible assets	(496)	(555)
Net cash used in investing activities	(496)	(555)
Cash flows from financing activities:
Proceeds from exercise of stock options and prefunded warrants	41	96
Proceeds from borrowings under loan and security agreements, net of issuance costs	—	4,888
Proceeds from sale of common stock, redeemable common stock and prefunded warrants	55,000	—
Net cash provided by financing activities	55,041	4,984
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(143)	(34)
Net increase (decrease) in cash, cash equivalents and restricted cash	35,958	(11,132)
Cash, cash equivalents and restricted cash at beginning of period	80,702	128,086
Cash, cash equivalents and restricted cash at end of period	$116,660	$116,954
Supplemental disclosure of non-cash investing and financing activities:

Acquisition of property, equipment and right-of-use assets included in accounts payable and accrued expenses	$17	$—
Acquisition of right-of-use asset financed by lease liabilities	$1,343	$—
Issuance costs not yet paid related to sale of common stock, redeemable common stock and prefunded warrants	$3,485	$20

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
Going Concern Assessment—In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU 2014-15”), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the
Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. As of March 31, 2021, the Company had $114.9 million of cash and cash equivalents. Based on its current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expense and capital expenditure requirements into the fourth quarter of 2022. However, as further discussed in Note 7, the Company has a covenant under its loan agreement with Hercules Capital Inc. (“Hercules”) that requires that the Company maintain a minimum level of cash, as defined, beginning on April 1, 2022, which date is extended if the Company meets certain financial milestones related to third party funding. Based on its current financial projections, the Company believes it would be in violation of this covenant in the second quarter of 2022. If the Company is in violation of this covenant, Hercules could require the repayment of all outstanding debt.

As a result, the Company believes that, in the aggregate, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. Nevertheless, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In order to fund its operations beyond 2021, the Company has entered into a letter of intent to enter into a co-development arrangement with Abingworth LLP (“Abingworth”), as further described in Note 16 to the consolidated financial statements included in the 2020 Annual Report. If this arrangement does not close or otherwise results in a lower level of funding than expected, the Company would seek to raise funds potentially through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If the Company is unable to obtain future funding when needed, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or pre-commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies—The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 19, 2021 (the “2020 Annual Report”). Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies other than as listed below.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risks and Uncertainties—The impact of the COVID-19 pandemic has been and, notwithstanding the recent commencement of vaccination efforts, is expected to continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to the Company’s business have included temporary closures or postponements of activation of its clinical trial sites or facilities, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing clinical trials, including patient enrollment at a slower pace than initially projected and the diversion of healthcare resources away from the conduct of the Company’s clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as the Company’s clinical trial sites and hospital staff supporting the conduct of the Company’s clinical trials.

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
Principles of Consolidation— The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including X4 Pharmaceuticals (Austria) GmbH, which is incorporated in Vienna, Austria (“X4 Austria”), and X4 Therapeutics, Inc. All significant intercompany accounts and transactions have been eliminated.
Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2020 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the 2020 Annual Report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and cash flows have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of March 31, 2021 and December 31, 2020.
Restricted Cash

(in thousands)	As of March 31, 2021	As of December 31, 2020
Letter of credit security: Cambridge lease	$—	$264
Letter of credit security: Waltham lease	250	250
Letter of credit security: Vienna Austria lease	321	336
Letter of credit security: Boston lease	1,144	1,144
Total restricted cash	$1,715	$1,994
Restricted cash included in prepaid expenses and other current assets	$—	$264
Restricted cash included in other assets	$1,715	$1,730

In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum of the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of March 31, 2021, December 31, 2020, March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$114,945	$78,708	$115,054	$126,184
Restricted cash, current portion	—	264	—	—
Restricted cash, non-current	1,715	1,730	1,900	1,902
Total cash, cash equivalents and restricted cash	$116,660	$80,702	$116,954	$128,086
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform an interim quantitative impairment test, whereby the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than its carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. There were no triggering events during the three months ended March 31, 2021 that necessitated an interim impairment test of goodwill.

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 was issued to reduce the complexity of accounting for financial instruments having characteristics of both debt and equity. For example, the new standard modifies the scope exception to derivative accounting under ASC 815-40, Derivatives and Hedging---Contracts in an Entity’s Own Equity, by eliminating certain required settlement criteria, such as the requirement that common shares issued upon exercise of a warrant not require an active registration statement. The Company adopted ASU

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2020-06 on January 1, 2021 and the adoption of this guidance did not have an impact on its condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU
2019-12 simplifies the accounting for income taxes, including the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption of this guidance did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

3.    LICENSE, COLLABORATION AND FUNDING AGREEMENTS
Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses and capital expenditures incurred by the Company’s subsidiary in Austria. As of March 31, 2021, the amount due under the program is $0.8 million, which amount was included in research and development incentive receivable in the condensed consolidated balance sheet. During the three months ended March 31, 2021 and 2020, the Company recorded $281 thousand and $86 thousand of income related to the program within the condensed consolidated statements of operations as other income.
License and Collaboration Agreements
There were no material modifications of the Company’s license or collaboration agreements during the three months ended March 31, 2021, other than as follows: the Company terminated its license agreement with Adimab related to certain RSV antibodies. The Company has no further financial obligations related to this agreement.

4.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of March 31, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$14,816	$27,681	$—	$42,497
	$14,816	$27,681	$—	$42,497
Liabilities:
Embedded derivative liability	$—	$—	$485	$485
	$—	$—	$485	$485

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

The following table provides a roll-forward of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability
Balance as of December 31, 2020	$455
Change in fair value	30
Balance as of March 31, 2021	$485

Embedded Derivative Liability— The fair value of the embedded derivative liability recognized in connection with the Company’s loan agreement with Hercules (see Note 7), which is associated with additional fees due to Hercules upon events of default, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of this embedded derivative liability, which is reported within other non-current liabilities on the condensed consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third party valuations, which are prepared based on a discounted cash flow model that considers the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 14%.

5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Leasehold improvements	$228	$228
Furniture and fixtures	1,250	910
Computer equipment	152	47
Software	33	33
Lab equipment	505	293
	2,168	1,511
Less: Accumulated depreciation and amortization	(380)	(274)
	$1,788	$1,237
Depreciation and amortization expense related to property and equipment was $106 thousand and $36 thousand for the three months ended March 31, 2021 and 2020 respectively.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Accrued employee compensation and benefits	$2,576	3,756
Accrued external research and development expenses	3,521	3,150
Accrued professional fees	683	627
Accrued issuance costs for private placement equity offering (Note 11)	3,484	—
Other	442	485
	$10,706	$8,018

7.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Principal amount of long-term debt	$32,500	$32,500
Debt discount, net of accretion	237	223
Cumulative accretion of final payment due at maturity	619	455
Long-term debt, including accretion	$33,356	$33,178
Hercules Loan Agreement, As Amended
In October 2018, the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”), as amended in December 2019, June 2019, March 2020 and December 2020, with Hercules Capital Inc. (“Hercules”), under which the Company has borrowed an aggregate of $32.5 million of term loans to date. The Hercules Loan Agreement provides for maximum borrowings of up to $50.0 million, which include (i) subject to the achievement of certain performance milestones and conditions, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $7.5 million through June 30, 2022 and (ii) subject to Hercules investment committee’s sole discretion, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $10.0 million through December 31, 2022. Borrowings under the Hercules Loan Agreement accrues interest at a variable rate equal to the greater of (i) 8.75% or (ii) 8.75% plus The Wall Street Journal prime rate minus 6.0%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%.

Borrowings under the Hercules Loan Agreement are repayable in monthly interest-only payments through January 1, 2023, and in equal monthly payments of principal and accrued interest from February 1, 2023 until the maturity date of the loan, which is July 1, 2024. The Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of up to 2.0%, 1.0% or 0.5% of the principal amount outstanding as of the date of repayment, in each case depending on when such repayment is made. In addition, the Hercules Loan Agreement provides for payments of $0.8 million, $1.3 million, and $0.8 million payable on January 1, 2022, July 1, 2023 and July 1, 2024, respectively, which payments are accelerated upon the prepayment of the borrowings upon the Company’s election on upon default of the loan.

Borrowings under the Hercules Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for their intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property).

Pursuant to the Hercules Loan Agreement, effective as of the earlier of (a) certain specified events impacting the Company’s Phase III trial of mavorixafor for the treatment of WHIM syndrome and (b) April 1, 2022 (which date is extended if the Company meets certain financial milestones related to third party funding), the Company at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than or equal to the greater of (i) $30.0 million or (ii) 6 multiplied by a metric based on prior months’ cash expenditures; provided, however, that from and after the Company’s achievement of certain performance milestones, the required level shall be reduced to the greater of (x) $20.0 million, or (y) 3 multiplied by the current cash expenditures metric; and provided further, that subject

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to the achievement of certain milestones, this covenant will be extinguished. The Hercules Loan Agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.
The Company recognized aggregate interest expense under the Hercules Loan Agreement of $0.9 million and $0.6 million during the three months ended March 31, 2021 and March 31, 2020, respectively. Interest expense includes $0.2 million and $0.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively, related to the accretion of the debt discount and the final payment. The annual effective interest rate of the Amended Loan Agreement as of March 31, 2021 is 10.7%. There were no principal payments due or paid under the Amended Loan Agreement during the three months ended March 31, 2021.
As of March 31, 2021, future principal payments and the final payment due under the Amended Loan Agreement were as follows (in thousands):

Year Ending December 31,	Total
2021	$—
2022	—
2023	21,185
2024	11,315
Long-term debt	$32,500

8.    LEASES
The Company has lease agreements for its facilities in Boston, Massachusetts, which is the Company’s principal executive office; Vienna, Austria, which is the Company’s research and development center; and Waltham, Massachusetts, which the Company has sublet to a third party. There are no restrictions or financial covenants associated with any of the lease agreements.
Vienna Austria Leases— The Company had an operating lease, as amended, for approximately 400 square meters of laboratory and office space in Vienna, Austria, which commenced on March 1, 2019, as amended, for a term of approximately 2 years terminating in April 2021. The annual base rent for the previous lease was approximately $154 thousand. In September 2020, the Company entered into a new operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), which commenced in February 2021 following construction of laboratory and office space for a term of 7 years. The Company contributed $709 thousand to building improvements, which are classified as part of the right-of-use asset. The Company recorded a right-of-use asset and associated lease liabilities upon the commencement of the Vienna Lease in the first quarter of 2021. The annual base rent for the Vienna Lease, following a 6-month rent free period, will be approximately $300 thousand.
Boston Lease— On November 11, 2019, the Company entered into a lease agreement for approximately 28,000 square feet of office space that was subsequently constructed in a vacant building located in Boston, Massachusetts (“Boston Lease”). The office space is the Company’s current headquarters. Monthly rent payments under the Boston Lease commenced in May 2020. Base rental payments are approximately $1.0 million annually, plus certain operating expenses. The term of the Boston Lease will continue until November 2026, unless earlier terminated. The Company has the right to sublease the premises, subject to landlord consent and also has the right to renew the Boston Lease for an additional five years at the then prevailing effective market rental rate. The Company is required to maintain a security deposit in the form of a letter of credit for $1.1 million for the benefit of the landlord.
Waltham Lease— The Company leases approximately 6,000 square feet of office space in Waltham, Massachusetts (“Waltham Lease”). The Waltham Lease, as amended, commenced on January 1, 2019, and expires approximately five years from the commencement date. The base rent is approximately $262 thousand annually. In addition to the base rent, the

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
Lease Cost	2021	2020
Fixed operating lease cost	$476	$218
Short-term lease costs	42	38
Total lease expense	$518	$256
Other information
Right-of-use asset obtained in exchange for operating lease liabilities	$1,343
Operating cash flows from operating leases	$323	$242
Sublease income	$49	$48
Weighted-average remaining lease term—operating leases	5.6 years
Weighted-average discount rate—operating leases	11.3%

Maturities of lease liabilities due under lease agreements that have commenced as of March 31, 2021 are as follows (in thousands)

Maturity of lease liabilities	Operating Leases
2021 (remainder of the year)	$1,087
2022	1,617
2023	1,645
2024	1,410
2025	1,438
Thereafter	1,737
Total lease payments	8,934
Less: interest	(2,480)
Total operating lease liabilities as of March 31, 2021	$6,454

9.    COMMITMENTS AND CONTINGENCIES
The Company has agreements with CROs pursuant to which the Company and the CROs are conducting clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and SCN. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company also has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2021 or December 31, 2020.
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

10.    COMMON STOCK WARRANTS
In connection with its issuance of common stock in public offerings that closed on April 16, 2019 and November 29, 2019, the Company issued 3,900,000 Class A warrants, which are exercisable for the Company’s common stock, and 5,416,667 Class B warrants, which are exercisable for shares of the Company’s common stock or prefunded warrants to purchase shares of the Company's common stock. The Class A warrants have an exercise price of $13.20 per share, expire on April 15, 2024 and were immediately exercisable. The Class B warrants were immediately exercisable upon issuance, had an initial exercise price of $15.00 per share and expire on a date that is the earlier of (a) the date that is 30 calendar days from the date on which the Company issues a press release announcing top-line data from its Phase 3 clinical trial of mavorixafor for the treatment of patients with WHIM syndrome (or, if such date is not a business day, the next business day) and (b) November 28, 2024. The Class B warrants have a contingent price adjustment feature pursuant to which the exercise price of the Class B warrants is adjusted to the lowest weighted average offering price at which the Company sells its common stock or certain securities convertible into or exercisable for the Company's common stock in one or more subsequent offerings, if the weighted average offering price for such offering is below $15.00. On March 23, 2021, the Company completed a private placement sale of its common stock priced at $8.70. Accordingly, the exercise price of the Class B warrants was adjusted to $8.70.
In addition, in connection with the April 16, 2019, November 29, 2019 and March 23, 2021 equity offerings, the Company issued 2,130,000, 1,750,000 and 50,000 prefunded warrants, respectively, for proceeds of $10.999, $11.999 and $8.69 per share, respectively. Each of the prefunded warrants is exercisable into one share of the Company's common stock and was immediately exercisable upon issuance. The April 2019 and November 2019 pre-funded warrants have a remaining exercise price of $0.001 per share and the March 2021 pre-funded warrants have a remaining exercise price of $0.01 per share.

The following table provides a roll forward of outstanding warrants for the three month period ended March 31, 2021:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable warrants to purchase common shares as of December 31, 2020	13,354,403	$13.52	3.70
Issued	50,000
Exercised	(1,073,000)
Outstanding and exercisable warrants to purchase common shares as of March 31, 2021	12,331,403	$10.95	3.46

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2021, the Company’s outstanding warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price		Expiration Date
October 25, 2016	5,155	$19.78		October 24, 2026
December 28, 2017	115,916	$19.78		December 28, 2027
September 12, 2018	25,275	$19.78		September 12, 2021
September 12, 2018	20,220	$19.78		September 12, 2028
October 19, 2018	20,016	$19.78		October 19, 2028
March 13, 2019	5,000	$19.78		March 12, 2029
April 16, 2019	3,866,154	$13.20		April 15, 2024
April 16, 2019	1,057,000	$11.00	(a)	n/a
November 29, 2019	5,416,667	$8.70		November 28, 2024
November 29, 2019	1,750,000	$12.00	(b)	n/a
March 23, 2021	50,000	$8.70	(c)	n/a
	12,331,403
 (a) In April 2019, the Company received $10.999 per pre-funded warrant, or $11.6 million in aggregate proceeds, for the 1,057,000 pre-funded warrants outstanding as of March 31, 2021. Each prefunded warrant may be exercised for an additional $0.001 per pre-funded warrant.
(b) In November 2019, the Company received $11.999 per pre-funded warrant, or $21.0 million in aggregate proceeds. Each prefunded warrant may be exercised for an additional $0.001 per pre-funded warrant.

(c) In March 2021, the Company received $8.69 per pre-funded warrant, or $435 thousand in aggregate proceeds. Each prefunded warrant may be exercised for an additional $0.01 per pre-funded warrant.

11.    COMMON STOCK AND REDEEMABLE COMMON STOCK
As of March 31, 2021 and December 31, 2020, the Company’s Restated Certificate of Incorporation authorized the Company to issue 125,000,000 shares of common stock, par value $0.001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.
Private Placement— On March 18, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several institutional and accredited investors (the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “Private Placement”) an aggregate of 6,271,836 shares of common stock and, to certain Investors, in lieu of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 50,000 shares of common stock at a price of $8.70 per share of common stock (or $8.69 per Pre-Funded Warrant). The price per Pre-Funded Warrant represents the price of $8.70 per share sold in the Private Placement, minus the $0.01 per share exercise price of each such Pre-Funded Warrant. The Pre-Funded Warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. The Private Placement closed on March 23, 2021 and the Company received gross proceeds of $55.0 million, before deducting offering expenses payable by the Company.

Redeemable Common Stock— On March 18, 2021, the Company entered into an Option Agreement, which was amended on May 3, 2021 (the “Option Agreement”) with Abingworth Bioventures 8 LP (“Abingworth Bioventures 8”), which is one of the Investors party to the Securities Purchase Agreement. Pursuant to the Option Agreement, if the Company and a syndicate, of which Abingworth Bioventures 8 is a part, do not execute a definitive co-development agreement, as defined in the Option Agreement, by June 15, 2021, Abingworth Bioventures 8 may, at its option, require the Company to repurchase the common

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
shares Abingworth Bioventures 8 purchased in the private placement at the original purchase price of $8.70 per share, or $2.0 million. This option must be exercised, if at all, by June 15, 2021. The contingent redemption feature of the common shares sold to Abingworth Bioventures 8 requires classification of the proceeds, less issuance costs, as redeemable common stock. The redeemable common stock will be reclassified to permanent equity when the Option Agreement expires.

12.    STOCK-BASED COMPENSATION
Summary of Plans— The Company has the following equity incentive plans:
a.The X4 Pharmaceuticals Inc. 2015 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2015 Plan”);
b.The X4 Pharmaceuticals Inc. 2017 Equity Incentive Plan (the “2017 Plan”);
c.The X4 Pharmaceuticals Inc. 2017 Employee Stock Purchase Plan (the “2017 ESPP”); and
d.The X4 Pharmaceuticals Inc. 2019 Inducement Equity Incentive Plan (the “2019 Plan”)
These plans are administered by the Board of Directors or by a committee of the Board of Directors. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of the stock option may not be greater than ten years. Incentive stock options granted to employees and restricted stock awards granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. Non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over three or four years. Shares that are expired, terminated, surrendered or canceled under the Plans without having been fully exercised will be available for future awards. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards. As of March 31, 2021, there are an aggregate of 574,000 shares were available for future issuance under these plans.
Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non-employees.

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.9%	1.0%
Expected term (in years)	6.0	6.0
Expected volatility	101.4%	94.1%
Expected dividend yield	0%	0%
Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	1,874,514	$12.94	8.3	$7
Granted	96,975	8.29
Exercised	(5,860)	7.08
Forfeited	(107,475)	15.78
Outstanding as of March 31, 2021	1,858,154	$12.55	8.2	$1,351
Exercisable as of March 31, 2021	800,205	$17.00	7.0	$476
Vested and expected to vest as of March 31, 2021	1,589,797	$12.90	8.0	$1,094

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $13 thousand and $35 thousand, respectively. The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2021 and 2020 was $6.52 and $7.75, respectively.

Restricted Stock Units— The following table summarizes the Company's restricted stock unit activity for the three months ended March 31, 2021:

Number of Shares
Unvested as of December 31, 2020	572,460
Granted	590,812
Forfeited	(27,853)
Unvested as of March 31, 2021	1,135,419
During the three months ended March 31, 2021, the Company granted time-based restricted stock units to employees. These restricted stock units vest annually over three years. During the year ended December 31, 2020, the Company granted performance-based restricted stock units, which vest in part based on the Company’s achievement of operational milestones and over time thereafter for the subsequent two years as the grantee continues to provide services to the Company. As of March 31, 2021, two out of the four performance criteria had been met. The Company believes that the achievement of the remaining operational milestones is probable and, accordingly, stock-based compensation expense has been recognized for the awards using the accelerated attribution model based on the fair value of the awards as of the date of grant and management's best estimate of the date each operational milestone will be achieved. The Company will update its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited.
Stock-Based Compensation— As of March 31, 2021, total unrecognized compensation expense related to unvested stock options and restricted stock units was $10.7 million, which is expected to be recognized over a weighted average period of 2.5 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
Research and development expense	$577	$196
General and administrative expense	681	417
Total stock-based compensation	$1,258	$613

13.    INCOME TAXES
The Company did not record a federal or state income tax benefit for its losses for the three months ended March 31, 2021 and 2020, due to the conclusion that a full valuation allowance is required against the Company’s U.S. federal and state deferred tax assets. For the three months ended March 31, 2021 and 2020, the Company recorded an income tax provision of $6 thousand and $148 thousand based related to certain foreign jurisdictions.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net loss	$(18,676)	$(11,138)
Deemed dividend as a result of Class B warrant price reset (Note 10)	(8,239)	—
Net loss attributable to common stockholders	$(26,915)	$(11,138)
Denominator:
Weighted average common shares outstanding—basic and diluted	20,751	20,014
Net loss per share attributable to common stockholders— basic and diluted	$(1.30)	$(0.56)

The Company included 229,885 shares of redeemable common stock in its computation of basic and diluted weighted average common shares outstanding for the three months ended March 31, 2021 as these shares of common stock participated in losses similarly to other common stockholders. Basic and diluted weighted average common shares outstanding for the three months ended March 31, 2021 and March 31, 2020 also include the weighted average effect of 2,857,000 and 3,880,000 pre-funded warrants, respectively, for the purchase of common shares for which the remaining unfunded exercise price is $0.01 or less per share.
The Company’s potentially dilutive securities include outstanding stock options, restricted stock units and warrants to purchase shares of common stock for the three months ended March 31, 2021 and 2020. All potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	1,858,154	1,468,205
Unvested restricted stock units	1,135,419	101,519
Warrants to purchase common stock (excluding prefunded warrants, which are included in basic shares outstanding)	9,474,403	9,776,871
	12,467,976	11,346,595

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 19, 2021, or the Annual Report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Such factors may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the overall global economy.
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

We have completed the dose-titration portion of the Phase 2 clinical trial of mavorixafor in patients with Warts, Hypogammaglobulinemia, Infections, and Myelokathexis, or WHIM, syndrome, which is a rare, inherited primary immunodeficiency disease. In June 2019, we initiated 4WHIM, a pivotal, 52-week Phase 3 global clinical trial of mavorixafor for the treatment of patients with WHIM syndrome. The U.S. Food and Drug Administration, or FDA, has granted Breakthrough Therapy Designation for mavorixafor for the treatment of adults with WHIM. The FDA has also granted Fast Track Designation for mavorixafor for adults with WHIM and Rare Pediatric Designation for mavorixafor for the treatment of WHIM. We expect to report top-line data from 4WHIM in 2022.

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

We are also investigating mavorixafor in combination with axitinib (Inlyta®) in the Phase 2a portion of an open-label Phase 1/2 clinical trial in clear cell renal cell carcinoma, or ccRCC. In September 2019, we announced positive results from the Phase 2a portion of this trial. We intend to pursue future development and potential commercialization of mavorixafor in ccRCC and other possible immuno-oncology indications outside of greater China only as part of a potential strategic collaboration.

We are also advancing two early stage candidates towards the clinic: X4P-003, a second-generation CXCR4 antagonist designed to have an enhanced pharmacokinetic and potency profile relative to mavorixafor, potentially enabling broader opportunities in CXCR4-dependent disorders; and X4P-002, a CXCR4 antagonist designed to cross blood-brain barrier and provide appropriate therapeutic exposures to treat brain cancers and other diseases where exposure in-brain is essential.

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

Our Pipeline

COVID-19 Business Update
In light of the ongoing COVID-19 pandemic, we have implemented business continuity measures designed to address and mitigate the impact of the COVID-19 pandemic on our employees, our business, including our clinical trials, supply chains and third-party providers. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans and response strategy. In March 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. As a result, our workforce transitioned to working remotely. Following easing of governmental restrictions, in the fourth quarter of 2020, we opened our new office in Boston, Massachusetts under a return-to-work plan with a limited phased approach that is principles-based, local in design, with a focus on employee safety and optimal work environment, and we expect to invite all employees who have been vaccinated back to the office in the third quarter of 2021. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Clinical Development
With respect to clinical development, we continue to implement risk-based approaches in accordance with FDA and the European Medicines Agency, or EMA, COVID-19 guidance, which includes virtual and remote patient visits and monitoring where possible, while prioritizing patient safety, maintaining trial continuity and preserving data integrity. We have experienced, and expect to continue to experience, a disruption or delay in our ability to initiate trial sites and/or enroll and assess patients in several of our clinical programs as a result of the ongoing COVID-19 pandemic, notwithstanding the commencement of vaccine efforts. We have experienced challenges in providing trial drugs to patients enrolled in our clinical trials, and where necessary and practical, have implemented direct-to-patient shipments from clinical sites. While not currently impacted, there could be an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations, or CROs, or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience further disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Supply Chain
We continue to work closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our clinical supply as a result of the ongoing COVID-19 pandemic. We have business continuity plans in place and expect to have adequate global supply of mavorixafor through 2021. To best support our patients, we continue to work with our vendors to provide the option for direct-to-patient drug shipments from clinical sites. If the on-going COVID-19 pandemic impacts essential distribution systems we could experience disruptions to our supply chain and operations, which could adversely impact our ability to carry out our clinical trials.

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

Financial Impact
The ongoing COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
(in thousands)	(in thousands)
License revenue	$—	$3,000	$(3,000)
Operating expenses:
Research and development	12,104	8,911	3,193
General and administrative	5,832	4,670	1,162
Total operating expenses	17,936	13,581	4,355
Loss from operations	(17,936)	(10,581)	(7,355)
Total other expense, net	(734)	(409)	(325)
Loss before provision for income taxes	(18,670)	(10,990)	(7,680)
Provision for income taxes	6	148	(142)
Net loss	$(18,676)	$(11,138)	$(7,538)

License Revenue
There was no license revenue recorded for the three months ended March 31, 2021. For the three months ended March 31, 2020, we recorded $3.0 million in revenue related to our license agreement with Abbisko Therapeutics Co., Ltd., or Abbisko, due to the achievement of a financial milestone in March 2020. Pursuant to our license agreement with Abbisko, we are eligible to receive potential development and regulatory milestone payments, which vary based on the number of indications developed, and potential commercial milestone payments based on annual net sales of mavorixafor-based licensed products. The transaction price related to these milestones has been allocated to the delivery to Abbisko of the license to develop and commercialize mavorixafor, was satisfied at the inception of the arrangement in July 2019 and has been fully constrained. We have determined that the future sales of clinical and commercial supplies to Abbisko represent optional goods that will be recognized as revenue at a point in time when such clinical or commercial supply is delivered to Abbisko in the future. With respect to the remaining operational milestones, we will continue to evaluate the constraint on the transaction price associated with these milestones in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by product candidate:
Mavorixafor	$6,347	$4,539	$1,808
X4P-002	157	359	(202)
X4P-003	614	102	512
Unallocated expense	4,986	3,911	1,075
Total research and development expenses	$12,104	$8,911	$3,193

Research and development expenses were $12.1 million for the three months ended March 31, 2021, compared to $8.9 million for the three months ended March 31, 2020. The increase in research and development expenses for the three months ended March 31, 2020 as compared to the same period in the prior year was primarily due to higher clinical expenses related to mavorixafor to support our three ongoing clinical trials, an increase in outsourced costs related to our early stage drug candidates and an increase in unallocated expenses, primarily due to an increase in compensation expenses, including stock-based compensation, due to additional personnel within our manufacturing, regulatory and clinical operations functions.

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
General and administrative expenses were $5.8 million for the three months ended March 31 2021, compared to $4.7 million for the three months ended March 31, 2020. The increase in general and administrative expenses in each period was primarily due to an increase in general and administrative personnel as well as increases in stock-based compensation. These increases were partially offset by a reduction in outside consulting expenses. We expect general and administrative expenses will grow during 2021 as we continue to build out the general and administrative functions.

Other Expense, Net

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Interest income	$2	$296	$(294)
Interest expense	(891)	(584)	(307)
Change in fair value of derivative liability	(31)	—	(31)
Loss on extinguishment of debt	—	(162)	162
Other income	186	41	145
Total other expense, net	$(734)	$(409)	$(325)
Other expenses, net, for the three months ended March 31, 2021 were higher as compared to the same period in the prior year due to an increase in interest expense due to a higher average outstanding borrowings and by lower interest income due to a general decline in interest rates on our cash equivalent investments. This increase was partially offset by losses on the extinguishment of debt in the prior period that did not recur in the current period and higher current period income related to our research and development incentive program in X4 Austria as compared to the same period in the prior year.

Provision for Income Taxes
We did not record a federal or state income tax benefit for our losses for the three months ended March 31, 2021 and 2020, due to our conclusion that a full valuation allowance is required against our U.S. federal and state deferred tax assets. For the three months ended March 31, 2021 and 2020, we recorded $6 thousand and $148 thousand of income tax expense related to certain foreign jurisdiction.

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

As further discussed in Note 11 to our condensed consolidated financial statements, on March 18, 2021, we entered into a securities purchase agreement with several institutional and accredited investors, or Investors, pursuant to which we agreed to issue and sell to the Investors in a private placement, or the Private Placement, shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock for estimated gross proceeds of up to approximately $55.0 million, before deducting offering expenses payable by us. We have agreed to register for resale the common stock and the issuance of the shares of common stock underlying the pre-funded warrants held by the Investors by no later than June 30, 2021, subject to liquidated damages should we fail to do so. In addition, on March 18, 2021, we entered into a non-binding letter of intent with Abingworth LLC, or Abingworth, an affiliate of Abingworth Bioventures 8 LLC who is an Investor who participated in our private placement, to negotiate a co-development agreement that would provide us with up to $70.0 million in funding when and if the co-development agreement is executed. If we do not execute a definitive co-development agreement by June 15, 2021, Abingworth Bioventures 8 LLC may, at its option, sell the shares it purchased in the Private Placement back to us to at the original purchase price of $2.0 million. The funds associated with the co-development arrangement, which are not certain and have not yet been received, are not considered in our going concern evaluation below.

During the years ended December 31, 2020, 2019 and 2018, we received $12.5 million, $10.0 million and $10.0 million, respectively, in gross proceeds through our loan and security agreement, or the Hercules Loan Agreement, with Hercules Capital Inc., or Hercules. Under this facility, as amended most recently in December 2020, we have borrowed $32.5 million in term loans and may borrow an additional $7.5 million in term loans upon the achievement of certain operational milestones through June 2022 and an additional $10.0 million in term loans through December 2022 at the sole discretion of Hercules. Principal payments under the Hercules Loan Agreement commence in February 2023 and the agreement matures in July 2024.

Going Concern
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. As of March 31, 2021, our cash and cash equivalents were $114.9 million, and our restricted cash balance was $1.7 million. We expect that our research and development and general and administrative expenses will continue to increase as we focus on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. However, as further discussed in Note 7 to our condensed consolidated financial statements, there is a covenant under our loan agreement with Hercules that requires us to maintain a minimum level of cash beginning on April 1, 2022, which date is extended if we meet certain financial milestones related to third party funding. Based on our current financial projections, we believe we would be in violation of this covenant in the second quarter of 2022. If we are in violation of this covenant, Hercules could require the repayment of all outstanding debt.

As a result, we believe that, in aggregate, these conditions raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of these condensed consolidated financial statements for the quarterly period ended March 31, 2021. To finance our operations, we will need to raise additional capital, which cannot be assured. As noted above, we are negotiating a co-development funding arrangement with Abingworth, which if it closes, would provide us with liquidity into 2023 and the ability to retire the Hercules Loan Agreement. Thereafter, unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(18,676)	$(11,138)
Adjustments to reconcile net loss to net cash used in operating activities	1,955	1,158
Changes in operating assets and liabilities	(1,723)	(5,547)
Net cash used in operating activities	(18,444)	(15,527)
Net cash used in investing activities	(496)	(555)
Net cash provided by financing activities	55,041	4,984
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(143)	(34)
Net increase (decrease) in cash, cash equivalents and restricted cash	35,958	(11,132)
Cash, cash equivalents and restricted cash, beginning of period	$80,702	$128,086
Cash, cash equivalents and restricted cash, end of period	$116,660	$116,954

Operating Activities   During the three months ended March 31, 2021, net cash used in operating activities was $18.4 million, primarily resulting from our net loss of $18.7 million, adjusted for noncash expenses of $2.0 million and changes in our operating assets and liabilities of $1.7 million. Noncash expenses primarily includes stock-based compensation expense and non-cash interest expense. Net cash used in changes in our operating assets and liabilities primarily consisted of a decrease in accrued expenses primarily due to the annual payment of accrued bonuses.

Net cash used in operating activities for the three months ended March 31, 2020 was $15.5 million, primarily resulting from our net losses of $11.1 million, adjusted for noncash expenses of $1.2 million and changes in our operating assets and liabilities of $5.5 million. Noncash expenses primarily include stock-based compensation expense. Net cash used in changes in our operating assets and liabilities primarily consisted of an increase in accounts receivable as a result of revenue recorded during the first quarter of 2020 and an increase in prepaid expenses due to the timing of payments related to our outsourced clinical trials.
Investing Activities   During the three months ended March 31, 2021 and 2020, cash used in investing activities of $0.5 million and $0.6 million, respectively, related primarily to furniture and laboratory equipment purchases related to our leased facility in Vienna, Austria.
Financing Activities   During the three months ended March 31, 2021, net cash provided by financing activities was $55.0 million, consisting primarily of proceeds from a private placement equity offering that closed during the quarter. During the three months ended March 31, 2020, net cash provided by financing activities was $5.0 million, consisting primarily of proceeds from the refinancing of our loan facility with Hercules.
Funding Requirements
We believe that our cash and cash equivalents will allow us to fund operations into the fourth quarter of 2022. However, as noted above, our Hercules Loan Agreement contains a minimum cash covenant that is effective on April 1, 2022 (which date is extended if we meet certain financial milestones related to third party funding). Based on our current financial projections, would would be in violation of this covenant in the second quarter of 2022. As a result, we will be required to raise additional capital, which may be through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. During 2021 and beyond, we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance the current and anticipated clinical trials of our product candidates in development. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our funding requirements. Our short term and long term funding requirements will depend on and could increase significantly as a result of many factors, including:
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. We have effective universal shelf registration statements on Form S-3 registering the sale of up to $300.0 million of our common stock, warrants to purchase our common stock and other securities on terms that we may determine. We have entered into a Controlled Equity OfferingSM Sales Agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated, or the Sales Agents, pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock having an aggregate offering price of up to $50.0 million. We have entered into a common stock purchase agreement with Aspire Capital, pursuant to which Aspire Capital has committed to purchase, at our request from time to time over a 36-month period, shares of our common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations. To the extent that we raise additional capital through future equity offerings or debt financings, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development efforts or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Hercules Loan Agreement
In October 2018, we entered into the Hercules Loan Agreement, as amended in December 2019, June 2019, March 2020 and December 2020, under which we have borrowed an aggregate of $32.5 million of term loans to date. The Hercules Loan Agreement provides for maximum borrowings of up to $50.0 million, which include (i) subject to the achievement of certain performance milestones and conditions, our right to request that Hercules make additional term loan advances in an aggregate amount of up to $7.5 million through June 30, 2022 and (ii) subject to Hercules investment committee’s sole discretion, our right to request that Hercules make additional term loan advances in an aggregate amount of up to $10.0 million through December 31, 2022. Borrowings under the Hercules Loan Agreement accrues interest at a variable rate equal to the greater of (i) 8.75% or (ii) 8.75% plus The Wall Street Journal prime rate minus 6.0%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%.

Borrowings under the Hercules Loan Agreement are repayable in monthly interest-only payments through January 1, 2023, and in equal monthly payments of principal and accrued interest from February 1, 2023 until the maturity date of the loan, which is July 1, 2024. We may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of up to 2.0%, 1.0% or 0.5% of the principal amount outstanding as of the date of repayment, in each case depending on when such repayment is made. In addition, the Hercules Loan Agreement provides for payments of $0.8 million, $1.3 million, and $0.8 million payable on January 1, 2022, July 1, 2023 and July 1, 2024, respectively, which payments are accelerated upon the prepayment of the borrowings upon our election on upon default of the loan.

Borrowings under the Hercules Loan Agreement are collateralized by substantially all of our personal property and other assets except for their intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property).

Pursuant to the Hercules Loan Agreement, effective as of the earlier of (a) certain specified events impacting our Phase III trial of mavorixafor for the treatment of WHIM syndrome and (b) April 1, 2022 (which date is extended if we meet certain financial milestones related to third party funding), we at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than or equal to the greater of (i) $30.0 million or (ii) 6 multiplied by a metric based on prior months’ cash expenditures; provided, however, that from and after our achievement of certain performance milestones, the required level shall be reduced to the greater of (x) $20.0 million, or (y) 3 multiplied by the current cash expenditures metric; and provided further, that subject to the achievement of certain milestones, this covenant will be extinguished. The Hercules Loan Agreement also restricts our ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.
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

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2020 as part of our Annual Report. In addition, see Note 2 of these condensed consolidated financial statements under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended March 31, 2021.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are not required to provide the information requested by this Item.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a late-stage clinical biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $62.1 million, $52.8 million and $33.3 million for the years ended December 31, 2020, 2019 and 2018 respectively, and were $18.7 million for the quarter ended March 31, 2021. We had an accumulated deficit of $212.9 million as of March 31, 2021. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. In 2019, we completed a merger with Arsanis and acquired $26.4 million of its cash, cash equivalents and restricted cash. In addition, in 2019, we raised $139.4 million, net of offering costs, through public offerings of common stock, prefunded warrants to purchase shares of common stock, and accompanying warrants to purchase shares of common stock. In August 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Sales Agreement, with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated, or collectively, the Sales Agents, pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock having an aggregate offering price of up to $50.0 million. In October 2020, we entered into a common stock purchase agreement with Aspire Capital LLC, or Aspire Capital, pursuant to which Aspire Capital has committed to purchase, at our request from time to time over a 36-month period, shares of our common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations. In March 2021, we raised $51.5 million, net of offering costs, through a private placement sale of common stock and prefunded warrants to purchase shares of common stock.

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
As of March 31, 2021, our cash and cash equivalents of $114.9 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. However, we have a covenant under our Hercules Loan Agreement that requires that we maintain a minimum level of cash, as defined, beginning on April 1, 2022, (which date is extended if we meet certain financial milestones related to third party funding). Based on our current financial projections, we believe we would be in violation of this covenant in the second quarter of 2022. If we are in violation of this covenant, Hercules could require the repayment of all outstanding debt. We expect to seek additional funding to sustain our future operations and to satisfy certain covenants under our debt facility with Hercules, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We have entered into a non-binding letter of intent with a third party to negotiate a co-development agreement that is expected to provide us with funding when and if the arrangement closes. However, this arrangement has not yet closed and may not. While we have successfully raised capital in the past, the ability to raise capital in future periods is not assured.
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
We also could be required to:
•seek new or additional collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
•relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.
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
•market acceptance of our product candidates, to the extent any are approved for commercial sale; and
•the effect of competing technological and market developments; and,
•business interruptions resulting from pandemics and public health emergencies, including those related to the ongoing COVID-19 pandemic, geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.
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
Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of mavorixafor. We currently have no products for sale and may never be able to develop marketable drug products. We initiated a global Phase 3 pivotal clinical trial of our lead product candidate, mavorixafor, in WHIM patients in the second quarter of 2019, and may be required to complete additional nonclinical studies and clinical trials before we can seek regulatory approval. In the fourth quarter of 2019, we also initiated Phase 1b clinical trials of mavorixafor for the treatment of SCN and Waldenström’s. While we have investigated mavorixafor for the treatment of ccRCC, we do not intend to develop mavorixafor for this indication on our own. Our other programs, including X4P-002 and X4P-003, are still in the preclinical development stage. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:
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
Our business could be adversely affected by public health crises such as pandemics or similar outbreaks in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third party manufacturers and contract research organizations, or CROs, upon whom we rely. The ongoing COVID-19 pandemic has resulted in a variety of restrictions in order to reduce the spread of the disease, including state and local orders across the United States and other countries worldwide, which, among other things, have directed individuals to stay at their places of residence, directed businesses and governmental agencies to limit non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered restrictions on travel. In March 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic, so our workforce transitioned to working remotely. Even as certain restrictions have started to lift and vaccination efforts against the coronavirus have commenced, we have elected to maintain remote working arrangements in the interest of minimizing risk to our employees. While we expect to invite vaccinated employees to return to our Boston headquarters in the third quarter of 2021, we expect that work-from-home arrangements will persist to some degree. The effects of our work-from-home policies, as well as any govenmental restrictions on in-office work that may be implemented or re-implemented in the future, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions the speed of vaccination efforts, the efficacy of vaccines against current and future variants of the coronavirus and other limitations on our ability to conduct our business in the ordinary course. In addition, because of the challenging immune profile of both immunodeficient patients and cancer patients, COVID-19 may impact our clinical trial patients more significantly than clinical trials with patients who are not immunocompromised. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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
•delays or disruptions in the availability of clinical site staff, who, as healthcare providers, may have heightened exposure to COVID-19 or whose services may be diverted to vaccination efforts, would adversely impact our clinical trial operations;
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
As of March 31, 2021, we had 75 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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
The covenants also include a requirement that, from and after an initial test date of April 1, 2022 (which date is extended if we meet certain financial milestones related to third party funding), we maintain cash in an aggregate amount greater than or equal to the greater of (i) $30.0 million, or (ii) six multiplied by a metric based on prior months’ cash expenditures; provided, however, that from and after our achievement of certain performance milestones, the required level shall be reduced to the greater of (x) $20.0 million, or (y) three multiplied by the current metric based on prior months’ cash expenditures; and provided further, that subject to the achievement of certain milestones, this covenant in the Loan Agreement may be extinguished. Based on our current cash and cash equivalents and our current operating plan, we believe that if we do not raise additional capital prior to April 1, 2022, we would be in violation of the minimum cash covenant described above in the second quarter of 2022. A breach of any of the covenants under the loan and security agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan, the lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the lenders could proceed against the collateral granted to them to secure such indebtedness.

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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting in this Quarterly Report.
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
Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When we cease to be an emerging growth company and we no longer qualify as a non-accelerated filer, we will be required to incur substantial additional professional fees and internal costs to expand our accounting and finance functions in order to include such attestation report.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 18, 2021, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with several institutional and accredited investors, or the “Investors”, pursuant to which we agreed to issue and sell to the Investors in a private placement, or the Private Placement, an aggregate of 6,271,836 shares of common stock and, to certain Investors, in lieu of common stock, pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 50,000 shares of common stock at a price of $8.70 per share of common stock (or $8.69 per Pre-Funded Warrant). The price per Pre-Funded Warrant represents the price of $8.70 per share sold in the Private Placement, minus the $0.01 per share exercise price of each such Pre-Funded Warrant. The Pre-Funded Warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. The Private Placement closed on March 23, 2021 and we received gross proceeds of $55.0 million, before deducting offering expenses. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
On May 3, 2021, we entered into a First Amendment to Option Agreement, or the First Amendment, with Abingworth Bioventures 8 LP, or Abingworth Bioventures 8. The First Amendment amends two dates in that certain Option Agreement dated March 18, 2021 between us and Abingworth Bioventures 8, which Option Agreement provides Abingworth Bioventures 8 with a right to require us to repurchase the $2.0 million of shares of our common stock that Abingworth Bioventures 8 purchased from us in the Private Placement, or the Abingworth Shares. Pursuant to the Option Agreement, as amended by the First Amendment, if we and a syndicate, of which Abingworth is a part, do not execute a definitive co-development agreement by June 15, 2021, Abingworth Bioventures 8 may, at its option, require us to repurchase the Abingworth Shares at the original purchase price of $8.70 per share. This option must be exercised, if at all, by July 15, 2021.

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the First Amendment, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Item 6.    EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of June 10, 2020.	8-K	3.1	06/10/2020	001-38295

3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295

10.1	Securities Purchase Agreement, dated March 18, 2021, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.1	3/19/2021	001-38295

10.2	Registration Rights Agreement, dated March 18, 2021, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.2	3/19/2021	001-38295

10.3	Option Agreement, dated March 18, 2021, by and between X4 Pharmaceuticals, Inc. and Abingworth Bioventures 8 LP.	8-K	10.3	3/19/2021	001-38295

10.4	Amendment No. 2 to Master Services Agreement, dated February 19, 2021, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited	10-K	10.48	3/19/2021	001-38295

10.5*	First Amendment to Option Agreement dated May 3, 2021, by and between X4 Pharmaceuticals Inc. and Abingworth Bioventures 8 LP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

X4 PHARMACEUTICALS, INC.

Date: May 6, 2021	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President, Chief Executive Officer and Secretary

Date: May 6, 2021	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer