Form 10-Q
period 2021-06-30
X4 Pharmaceuticals, Inc
filed 2021-08-03
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 30, 2021, the registrant had 24,851,648 shares of common stock outstanding.

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
•The commercial opportunity in WHIM syndrome, SCN or Waldenström’s could be smaller than we anticipate; therefore, our potential future revenue from mavorixafor for the treatment of any of the diseases may be adversely affected and our business may suffer.
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
•We rely on third-party clinical research organizations, or CROs, to conduct our preclinical studies and clinical trials. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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
•The global COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our business, including our clinical trials and preclinical studies.
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

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$95,161	$78,708
Research and development incentive receivable	1,053	917
Prepaid expenses and other current assets	5,157	3,682
Total current assets	101,371	83,307
Property and equipment, net	1,745	1,237
Goodwill	27,109	27,109
Right-of-use assets	9,430	7,960
Other assets	2,004	3,258
Total assets	$141,659	$122,871
Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,528	$3,144
Accrued expenses	9,607	8,018
Current portion of lease liability	985	786
Total current liabilities	13,120	11,948
Long-term debt, including accretion, net of discount	33,542	33,178
Lease liabilities	5,350	4,484
Other liabilities	434	462
Total liabilities	52,446	50,072
Commitments and contingencies (Note 9)
Redeemable common stock, 229,885 and zero issued and outstanding at June 30, 2021 and December 31, 2020, respectively (Note 11)	1,875	0
Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of each of June 30, 2021 and December 31, 2020; 24,584,858 and 16,305,731 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	25	16
Additional paid-in capital	319,921	267,077
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(232,489)	(194,175)
Total stockholders’ equity	87,338	72,799
Total liabilities, redeemable common stock and stockholders’ equity	$141,659	$122,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
License revenue	$—	$—	$—	$3,000
Operating expenses:
Research and development	13,193	9,342	25,297	18,253
General and administrative	5,804	5,316	11,636	9,986
Total operating expenses	18,997	14,658	36,933	28,239
Loss from operations	(18,997)	(14,658)	(36,933)	(25,239)
Other income (expense):
Interest income	3	7	5	303
Interest expense	(905)	(687)	(1,797)	(1,271)
Change in fair value of derivative liability	57	—	26	—
Other income, net	210	194	397	235
Loss on extinguishment of debt	—	—	—	(162)
Total other expense, net	(635)	(486)	(1,369)	(895)
Loss before provision for income taxes	(19,632)	(15,144)	(38,302)	(26,134)
Provision for income taxes	6	—	12	148
Net loss and comprehensive loss	(19,638)	(15,144)	(38,314)	(26,282)
Deemed dividend on Class B Warrant price reset	—	—	(8,239)	—
Net loss attributable to common stockholders	$(19,638)	$(15,144)	$(46,553)	$(26,282)
Net loss per share attributable to common stockholders—basic and diluted	$(0.74)	$(0.76)	$(1.97)	$(1.31)
Weighted average common shares outstanding—basic and diluted	26,527	20,032	23,655	20,016

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

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Redeemable Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	—	16,305,731	$16	$267,077	$(119)	$(194,175)	$72,799
Issuance of common stock, redeemable common stock and prefunded warrants for the purchase of common stock, net of issuance costs of $3.5 million	229,885	1,875	6,041,951	7	49,633			49,640
Exercise of stock options			5,860		40			40
Exercise of prefunded warrants			1,072,887	1				1
Stock-based compensation					1,258			1,258
Net loss							(18,676)	(18,676)
Balance at March 31, 2021	229,885	1,875	23,426,429	24	318,008	(119)	(212,851)	105,062
Issuance of common stock under employee stock purchase plan			20,232	—	116			116
Exercise of prefunded warrants			1,056,881	1				1
Vesting of restricted stock units			81,316					—
Stock-based compensation					1,797			1,797
Net loss							(19,638)	(19,638)
Balance at June 30, 2021	229,885	$1,875	24,584,858	$25	$319,921	$(119)	$(232,489)	$87,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(38,314)	$(26,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,055	1,786
Depreciation and amortization expense	235	102
Non-cash lease expense	672	320
Accretion of debt discount	364	252
Loss on extinguishment of debt	—	162
Other	19	(31)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research and development incentive receivable	(1,888)	(4,201)
Accounts payable	(592)	(211)
Accrued expenses	(853)	1,542
Lease liabilities	(280)	(425)
Operating lease right-of-use asset, net of non-cash portion	(59)	—
Net cash used in operating activities	(37,641)	(26,986)
Cash flows from investing activities:
Acquisition of property, equipment and intangible assets	(582)	(564)
Net cash used in investing activities	(582)	(564)
Cash flows from financing activities:
Proceeds from exercise of stock options and prefunded warrants and issuance of shares under employee stock purchase plan	157	175
Employee taxes paid related to net share settlement of vested restricted stock units	—	(14)
Proceeds from borrowings under loan and security agreements, net of issuance costs	—	4,888
Proceeds from sale of common stock, redeemable common stock and prefunded warrants	53,960	—
Net cash provided by financing activities	54,117	5,049
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(103)	60
Net increase (decrease) in cash, cash equivalents and restricted cash	15,791	(22,441)
Cash, cash equivalents and restricted cash at beginning of period	80,702	128,086
Cash, cash equivalents and restricted cash at end of period	$96,493	$105,645
Supplemental disclosure of non-cash investing and financing activities:

Acquisition of right-of-use asset financed by lease liabilities	$1,343	$—
Issuance costs not yet paid related to sale of common stock, redeemable common stock and prefunded warrants	$2,442	$—

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
Going Concern Assessment—The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. As of June 30, 2021, the Company had $95.2 million of cash and cash equivalents. Based on its current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expense and capital expenditure requirements into the fourth quarter of 2022. However, as further discussed in Note 7, the Company has a covenant under its loan agreement with Hercules Capital Inc. (“Hercules”) that requires that the Company maintain a minimum level of cash, as defined, beginning on April 1, 2022, which date is extended if the Company meets certain financial milestones related to third party funding. Based on its current financial projections, the Company believes it would be in violation of this covenant in the second quarter of 2022. If the Company is in violation of this covenant, Hercules could require the repayment of all outstanding debt.

As a result, the Company believes that, in the aggregate, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. Nevertheless, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In order to fund its operations beyond 2021, the Company is seeking to raise funds potentially through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If the Company is unable to obtain future funding when needed, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or pre-commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
Impact of the COVID-19 Pandemic— The impact of the COVID-19 pandemic continues to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to the Company’s business have included temporary closures or postponements of activation of its clinical trial sites or facilities, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing clinical trials, including patient enrollment at a slower pace than initially projected and the diversion of healthcare resources away from the conduct of the Company’s clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as the Company’s clinical trial sites and hospital staff supporting the conduct of the Company’s clinical trials.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies—The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 19, 2021 (the “2020 Annual Report”). Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2020 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the 2020 Annual Report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and cash flows have been made. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of June 30, 2021 and December 31, 2020.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Cash

(in thousands)	As of June 30, 2021	As of December 31, 2020
Letter of credit security: Cambridge lease	$—	$264
Letter of credit security: Waltham lease	250	250
Letter of credit security: Vienna Austria lease	227	336
Letter of credit security: Boston lease	855	1,144
Total restricted cash	$1,332	$1,994
Restricted cash included in prepaid expenses and other current assets	$—	$264
Restricted cash included in other assets	$1,332	$1,730
In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum of the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of June 30, 2021, December 31, 2020, June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$95,161	$78,708	$103,744	$126,184
Restricted cash, current portion	—	264	—	—
Restricted cash, non-current	1,332	1,730	1,901	1,902
Total cash, cash equivalents and restricted cash	$96,493	$80,702	$105,645	$128,086
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform an interim quantitative impairment test, whereby the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than its carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. There were no triggering events during the six months ended June 30, 2021 that necessitated an interim impairment test of goodwill.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

3.    LICENSE, COLLABORATION AND FUNDING AGREEMENTS
Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses and capital expenditures incurred by the Company’s subsidiary in Austria. As of June 30, 2021, the amount due under the program is $1.1 million, which amount was included in research and development incentive receivable in the condensed consolidated balance sheet. During the six months ended June 30, 2021 and 2020, the Company recorded $546 thousand and $171 thousand of income related to the program within the condensed consolidated statements of operations as other income.
License and Collaboration Agreements
There were no material modifications of the Company’s license or collaboration agreements during the three months ended June 30, 2021.

4.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$14,816	$27,897	$—	$42,713
	$14,816	$27,897	$—	$42,713
Liabilities:
Embedded derivative liability	$—	$—	$428	$428
	$—	$—	$428	$428

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

The following table provides a roll-forward of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability
Balance as of December 31, 2020	$455
Change in fair value	(27)
Balance as of June 30, 2021	$428

Embedded Derivative Liability— The fair value of the embedded derivative liability recognized in connection with the Company’s loan agreement with Hercules (Note 7), which is associated with additional fees due to Hercules upon events of default, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of this embedded derivative liability, which is reported within other non-current liabilities on the condensed consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third party valuations, which are prepared based on a discounted cash flow model that considers the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 14%.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Leasehold improvements	$228	$228
Furniture and fixtures	1,268	910
Computer equipment	152	47
Software	33	33
Lab equipment	573	293
	2,254	1,511
Less: Accumulated depreciation and amortization	(509)	(274)
	$1,745	$1,237
Depreciation and amortization expense related to property and equipment was $235 thousand and $102 thousand for the six months ended June 30, 2021 and 2020 respectively.

6.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$3,022	3,756
Accrued external research and development expenses	2,656	3,150
Accrued professional fees	931	627
Accrued issuance costs for private placement equity offering (Note 11)	2,442	—
Other	556	485
	$9,607	$8,018

7.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Principal amount of long-term debt	$32,500	$32,500
Debt discount, net of accretion	253	223
Cumulative accretion of final payment due at maturity	789	455
Long-term debt, including accretion	$33,542	$33,178
Hercules Loan Agreement, As Amended
In October 2018, the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”), as amended in December 2019, June 2019, March 2020 and December 2020, with Hercules, under which the Company has borrowed an aggregate of $32.5 million of term loans to date. The Hercules Loan Agreement provides for maximum borrowings of up to $50.0 million, which include (i) subject to the achievement of certain performance milestones and conditions, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $7.5 million through June 30, 2022 and (ii) subject to Hercules investment committee’s sole discretion, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $10.0 million through December 31, 2022. Borrowings under the Hercules Loan Agreement accrues interest at a variable rate equal to the greater of (i) 8.75% or (ii) 8.75%

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
plus The Wall Street Journal prime rate minus 6.0%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%.

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
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Total interest expense	$905	$686	$1,796	$1,271
Non-cash interest expense	$186	$133	$364	$252
The annual effective interest rate of the Hercules Loan Agreement as of June 30, 2021 is 10.7%. There were no principal payments due or paid under the Hercules Loan Agreement during the six months ended June 30, 2021.
As of June 30, 2021, future principal payments and the final payment due under the Hercules Loan Agreement were as follows (in thousands):

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
Boston Lease— The Company leases approximately 28,000 square feet of office space in Boston, Massachusetts (“Boston Lease”), which serves as the Company’s headquarters. Base rental payments are approximately $1.0 million annually, plus certain operating expenses. The term of the Boston Lease will continue until November 2026, unless earlier terminated. The Company has the right to sublease the premises, subject to landlord consent and also has the right to renew the Boston Lease for an additional five years at the then prevailing effective market rental rate. The Company is required to maintain a security deposit in the form of a letter of credit for $1.1 million for the benefit of the landlord.
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
The components of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows:

(dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease Cost	2021	2020	2021	2020
Fixed operating lease cost	$541	$216	$1,017	$434
Short-term lease costs	—	38	42	76
Total lease expense	$541	$254	$1,059	$510
Other information
Right-of-use asset obtained in exchange for operating lease liabilities	$—		$1,343
Operating cash flows from operating leases	$280	$242	$603	$484
Sublease income	$49	$48	$98	$97
Weighted-average remaining lease term—operating leases	5.4 years
Weighted-average discount rate—operating leases	11.3%

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Maturities of lease liabilities due under lease agreements that have commenced as of June 30, 2021 are as follows (in thousands)

Maturity of lease liabilities	Operating Leases
2021 (remainder of the year)	$767
2022	1,611
2023	1,639
2024	1,405
2025	1,432
Thereafter	1,725
Total lease payments	8,579
Less: interest	(2,244)
Total operating lease liabilities as of June 30, 2021	$6,335

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
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021 or December 31, 2020.
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
Redeemable Common Stock— See Notes 11 and 15 related to the Company’s redeemable common stock.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The following table provides a roll forward of outstanding warrants for the six month period ended June 30, 2021:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable warrants to purchase common shares as of December 31, 2020	13,354,403	$13.52	3.70
Issued	50,000
Exercised	(2,130,000)
Outstanding and exercisable warrants to purchase common shares as of June 30, 2021	11,274,403	$10.94	3.21

As of June 30, 2021, the Company’s outstanding warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price		Expiration Date
October 25, 2016	5,155	$19.78		October 24, 2026
December 28, 2017	115,916	$19.78		December 28, 2027
September 12, 2018	25,275	$19.78		September 12, 2021
September 12, 2018	20,220	$19.78		September 12, 2028
October 19, 2018	20,016	$19.78		October 19, 2028
March 13, 2019	5,000	$19.78		March 12, 2029
April 16, 2019	3,866,154	$13.20		April 15, 2024
November 29, 2019	5,416,667	$8.70		November 28, 2024
November 29, 2019	1,750,000	$12.00	(a)	n/a
March 23, 2021	50,000	$8.70	(b)	n/a
	11,274,403
(a) In November 2019, the Company received $11.999 per pre-funded warrant, or $21.0 million in aggregate proceeds. Each prefunded warrant may be exercised for an additional $0.001 per pre-funded warrant.

(b) In March 2021, the Company received $8.69 per pre-funded warrant, or $435 thousand in aggregate proceeds. Each prefunded warrant may be exercised for an additional $0.01 per pre-funded warrant.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    COMMON STOCK AND REDEEMABLE COMMON STOCK
As of June 30, 2021 and December 31, 2020, the Company’s Restated Certificate of Incorporation authorized the Company to issue 125,000,000 shares of common stock, par value $0.001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.
Private Placement— On March 18, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several institutional and accredited investors (the “Investors”) pursuant to which the Company issued and sold to the Investors in a private placement (the “Private Placement”) an aggregate of 6,271,836 shares of common stock and, to certain Investors, in lieu of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 50,000 shares of common stock at a price of $8.70 per share of common stock (or $8.69 per Pre-Funded Warrant). The price per Pre-Funded Warrant represents the price of $8.70 per share sold in the Private Placement, minus the $0.01 per share exercise price of each such Pre-Funded Warrant. The Pre-Funded Warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. The Private Placement closed on March 23, 2021 and the Company received gross proceeds of $55.0 million, before deducting offering expenses of $3,500 paid by the Company.

Redeemable Common Stock— On March 18, 2021, the Company entered into an Option Agreement, as amended (the “Option Agreement”) with Abingworth Bioventures 8 LP (“Abingworth Bioventures 8”), which is one of the Investors party to the Securities Purchase Agreement. Pursuant to the Option Agreement, if the Company and a syndicate, of which Abingworth Bioventures 8 is a part, did not execute a definitive co-development agreement, as defined in the Option Agreement, by August 2, 2021, Abingworth Bioventures 8 could require the Company to repurchase the common shares Abingworth Bioventures 8 purchased in the private placement at the original purchase price of $8.70 per share, or $2.0 million, prior to September 2, 2021. See Note 15.

12.    STOCK-BASED COMPENSATION
Summary of Plans— The Company has the following equity incentive plans:
•The X4 Pharmaceuticals Inc. 2015 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2015 Plan”);
•The X4 Pharmaceuticals Inc. 2017 Equity Incentive Plan (the “2017 Plan”); and
•The X4 Pharmaceuticals Inc. 2019 Inducement Equity Incentive Plan (the “2019 Plan”)
The Company also has the following employee stock purchase plan:
•The X4 Pharmaceutical Inc. 2017 Employee Stock Purchase Plan (the “2017 ESPP”)

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

As of June 30, 2021, there are an aggregate of approximately 850,000 shares available for future issuance under the equity incentive plans. Approximately 200,000 remain available for issuance under the 2017 ESPP.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non-employees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.0%	0.4%	1.0%	0.7%
Expected term (in years)	5.6	6.0	5.8	6.0
Expected volatility	97.1%	95.5%	99.3%	94.8%
Expected dividend yield	0%	0%	0%	0%
Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	1,874,514	$12.94	8.3	$7
Granted	176,575	8.50
Exercised	(5,860)	7.08
Forfeited	(211,679)	15.46
Outstanding as of June 30, 2021	1,833,550	$12.24	8.0	$18
Exercisable as of June 30, 2021	844,406	$16.00	6.8	$—
Vested and expected to vest as of June 30, 2021	1,598,907	$12.46	7.9	$13

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $13 thousand and $36 thousand, respectively. The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2021 and 2020 was $6.56 and $7.23, respectively.

Restricted Stock Units— The following table summarizes the Company's restricted stock unit activity for the six months ended June 30, 2021:

Number of Shares
Unvested as of December 31, 2020	572,460
Granted	594,478
Vested	(118,875)
Forfeited	(48,343)
Unvested as of June 30, 2021	999,720
During the six months ended June 30, 2021, the Company granted time-based restricted stock units to employees. These restricted stock units vest annually over three years. In 2020, the Company granted performance-based restricted stock units, which vest in part based on the Company’s achievement of operational milestones and over time thereafter for the subsequent two years as the grantee continues to provide services to the Company. As of June 30, 2021, all performance criteria had been met. Stock-based compensation expense is being recognized for the awards using the accelerated attribution model based on the fair value of the awards as of the date of grant and the vesting dates, less estimated forfeitures.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation— As of June 30, 2021, total unrecognized compensation expense related to unvested stock options and restricted stock units was $9.5 million, which is expected to be recognized over a weighted average period of 2.4 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expense	$798	$509	$1,375	$705
General and administrative expense	999	664	1,680	1,081
Total stock-based compensation	$1,797	$1,173	3,055	1,786

13.    INCOME TAXES
The Company did not record a federal or state income tax benefit for its losses for the six months ended June 30, 2021 and 2020, due to the conclusion that a full valuation allowance is required against the Company’s U.S. federal and state deferred tax assets. For the six months ended June 30, 2021 and 2020, the Company recorded an income tax provision of $6 thousand and $148 thousand based related to certain foreign jurisdictions.

14.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(19,638)	$(15,144)	$(38,314)	$(26,282)
Deemed dividend as a result of Class B warrant price reset (Note 10)	—	—	(8,239)	—
Net loss attributable to common stockholders	$(19,638)	$(15,144)	$(46,553)	$(26,282)
Denominator:
Weighted average common shares outstanding—basic and diluted	26,527	20,032	23,655	20,016
Net loss per share attributable to common stockholders— basic and diluted	$(0.74)	$(0.76)	$(1.97)	$(1.31)

The Company included 229,885 shares of redeemable common stock in its computation of basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2021 as these shares of common stock participated in losses similarly to other common stockholders. Basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2021 and June 30, 2020 also include the weighted average effect of outstanding pre-funded warrants for the purchase of common shares for which the remaining unfunded exercise price is $0.01 or less per share.
The Company’s potentially dilutive securities include outstanding stock options, restricted stock units and warrants to purchase shares of common stock for the three months ended June 30, 2021 and 2020. All potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	1,833,550	1,525,147	1,833,550	1,525,147
Unvested restricted stock units	999,720	726,240	999,720	726,240
Warrants to purchase common stock (excluding prefunded warrants, which are included in basic shares outstanding)	9,474,403	9,776,871	9,474,403	9,776,871
	12,307,673	12,028,258	12,307,673	12,028,258

15.     SUBSEQUENT EVENT

On July 20, 2021, the Company notified Abingworth LLP (“Abingworth”) that it no longer intends to pursue a co-development arrangement with Abingworth. Pursuant to the Option Agreement, as a result of the termination of the letter of intent between the Company and Abingworth related to the contemplated co-development arrangement, Abingworth Bioventures 8 has the right until September 2, 2021 to require the Company, subject to applicable law, to repurchase, at the original purchase price of $8.70 per share, $2.0 million of shares of the Company’s common stock that Abingworth Bioventures 8 purchased from the Company in a previously announced private placement in March 2021.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”), on March 19, 2021, the (“Annual Report”). This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Such factors may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the overall global economy.
Overview
We are a late-stage clinical biopharmaceutical company focused on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. Our pipeline is comprised of oral, small molecule antagonists of chemokine receptor CXCR4, which we believe have the potential to treat a broad range of rare diseases, including primary immunodeficiencies and certain types of cancer. Our lead product candidate, mavorixafor, is a novel, oral, allosteric antagonist of the CXCR4 receptor designed to correct the abnormal signaling caused by genetic mutations affecting the receptor/ligand interaction and to enable mobilization and trafficking of immune cells.

In June 2019, we initiated 4WHIM, a pivotal, 52-week global Phase 3 clinical trial of mavorixafor for the treatment of patients with WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome, a rare, inherited primary immunodeficiency disease, following the completion of the dose-titration portion of a Phase 2 clinical trial whose open-label extension portion is ongoing. The U.S. Food and Drug Administration (“FDA”) has granted Breakthrough Therapy Designation for mavorixafor for the treatment of adults with WHIM. The FDA has also granted Fast Track Designation for mavorixafor for adults with WHIM and Rare Pediatric Designation for mavorixafor for the treatment of WHIM. With 23 patients now enrolled in the 4WHIM trial, we have surpassed the minimum required for primary endpoint analysis and, if supported by the Phase 3 data, a U.S. regulatory filing. We will complete enrollment in the trial in the third quarter of 2021 and expect to report top-line data from 4WHIM in the fourth quarter of 2022. We are targeting filing a New Drug Application with the FDA in the first quarter of 2023.

In November 2019, we initiated a 14-day, proof-of-concept Phase 1b clinical trial of mavorixafor in patients with severe congenital neutropenia (“SCN”), a rare blood disorder characterized by abnormally low levels of certain white blood cells called neutrophils. The trial is designed to enroll up to 45 patients in total. Since SCN patients are immunocompromised and the two-week duration of dosing with mavorixafor provides little potential opportunity for clinical benefit, the SCN trial has been very difficult to enroll during the COVID pandemic and this difficulty could continue throughout 2021. We plan to share initial data on a small number of patients from the SCN trial in the fourth quarter of 2021. We expect that the initial data from this trial, in combination with additional data emerging from prior and ongoing studies that show chronic, sustained white blood cell increases across a number of patient groups treated with mavorixafor, will support our exploration of opportunities for mavorixafor use across larger chronic neutropenic populations and more broadly in cellular immunodeficiencies.

In December 2019, we initiated a Phase 1b clinical trial of mavorixafor, in combination with ibrutinib, in patients with Waldenström’s macroglobulinemia (“Waldenström’s”) a rare blood cancer characterized by an excess of abnormal white blood cells in the bone marrow, and confirmed MYD88 and CXCR4 genetic mutations. On June 11, 2021, we presented positive preliminary safety and efficacy data from the Waldenström’s clinical trial in a poster published at the 2021 European Hematology Association Annual Congress. The dose-escalation trial includes three cohorts, each expected to enroll 6 patients. With the first two cohorts, Cohorts A and B, fully enrolled, we have now achieved the minimum enrollment needed to determine the optimal dosing of mavorixafor in combination with ibrutinib (Imbruvica®) for potential additional clinical study. We expect to announce additional data from the Phase 1b clinical trial in the fourth quarter of 2021.

We are also investigating mavorixafor in combination with axitinib (Inlyta®) in the Phase 2a portion of an open-label Phase 1/2 clinical trial in clear cell renal cell carcinoma (“ccRCC”). In September 2019, we announced positive results from the Phase 2a portion of this trial. We intend to pursue future development and potential commercialization of mavorixafor in ccRCC and other possible immuno-oncology indications outside of greater China only as part of a potential strategic collaboration.

We are also advancing two early stage candidates: X4P-003, a second-generation CXCR4 antagonist designed to have enhanced properties relative to mavorixafor, potentially enabling broader opportunities in CXCR4-dependent disorders and primary immunodeficiencies; and X4P-002, a CXCR4 antagonist designed to cross blood-brain barrier and provide appropriate therapeutic exposures to treat brain cancers and other diseases where exposure in brain is essential. We expect to file an Investigational New Drug application for at least one of the candidates in 2022.

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

Our Pipeline

COVID-19 Business Update
In light of the ongoing COVID-19 pandemic, we have implemented business continuity measures designed to address and mitigate the impact of the COVID-19 pandemic on our employees, our business, including our clinical trials, supply chains and third-party providers. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans and response strategy. Following easing of governmental restrictions, in the fourth quarter of 2020, we opened our new corporate headquarters in Boston, Massachusetts under a return-to-work plan with a limited phased approach that is principles-based, local in design, with a focus on employee safety and optimal work environment, and expect all employees who have been vaccinated back to the office in 2021. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the COVID-19 pandemic and continued uncertainty, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Clinical Development
With respect to clinical development, we continue to implement risk-based approaches in accordance with FDA and the European Medicines Agency (“EMA”), COVID-19 guidance, which includes virtual and remote patient visits and monitoring where possible, while prioritizing patient safety, maintaining trial continuity and preserving data integrity. We have experienced, and expect to continue to experience, a disruption or delay in our ability to initiate trial sites and/or enroll and assess patients in several of our clinical programs as a result of the ongoing COVID-19 pandemic, notwithstanding the commencement of vaccination efforts. We have experienced challenges in providing trial drugs to patients enrolled in our clinical trials, and where necessary and practical, have implemented direct-to-patient shipments from clinical sites. While not currently impacted, there could be an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations (“CROs”) or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience further disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Supply Chain
We continue to work closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our clinical supply as a result of the ongoing COVID-19 pandemic. We have business continuity plans in place and expect to have adequate global supply of mavorixafor into 2022. To best support our patients, we continue to work with our vendors to provide the option for direct-to-patient drug shipments from clinical sites. If the on-going COVID-19 pandemic impacts essential distribution systems we could experience disruptions to our supply chain and operations, which could adversely impact our ability to carry out our clinical trials.

Regulatory Activities
We expect that we could experience delays in the timing of review and/or our interactions with the FDA or the European Commission (“EC”) due to, for example, inability to conduct planned physical inspections related to regulatory approval, or the diversion of efforts of the FDA or EC and attention to approval of other therapeutics or other activities related to COVID-19, which could delay approval decisions with respect to the preparation and submission to the FDA of a new drug application (“NDA”), or the preparation and submission to the EC of a Marketing Authorization Application (“MAA”), and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

Financial Impact
The ongoing COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
The following table summarizes the results of our operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
(in thousands)	(in thousands)			(in thousands)
License revenue	$—	$—	$—	$—	$3,000	$(3,000)
Operating expenses:
Research and development	13,193	9,342	3,851	25,297	18,253	7,044
General and administrative	5,804	5,316	488	11,636	9,986	1,650
Total operating expenses	18,997	14,658	4,339	36,933	28,239	8,694
Loss from operations	(18,997)	(14,658)	(4,339)	(36,933)	(25,239)	(11,694)
Total other expense, net	(635)	(486)	(149)	(1,369)	(895)	(474)
Loss before provision for income taxes	(19,632)	(15,144)	(4,488)	(38,302)	(26,134)	(12,168)
Provision for income taxes	6	—	6	12	148	(136)
Net loss	$(19,638)	$(15,144)	$(4,494)	$(38,314)	$(26,282)	$(12,032)

License Revenue
There was no license revenue recorded for the three and six months ended June 30, 2021 or the three months ended June 30, 2020. License revenue for the six months ended June 30, 2020 reflects revenue from our Abbisko arrangement as a result of Abbisko’s achievement of a financial milestone. As of June 30, 2021, Abbisko’s achievement of future operational and regulatory milestones is not yet considered probable and, therefore, the transaction price associated with these future milestones is fully constrained (reserved).

Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates, including employee salaries and related expenses, preclinical and clinical development expenses for our product candidates; internal and third party costs of manufacturing our drug products for use in our preclinical studies and clinical trials; facility, depreciation and other expenses; costs related to compliance with regulatory requirements; and payments made under third-party licensing agreements. We expense research and development costs as incurred.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Direct research and development expenses by product candidate:
Mavorixafor	$6,915	$5,080	$1,835	$13,262	$9,619	$3,643
X4P-002	289	149	140	446	508	(62)
X4P-003	136	230	(94)	750	332	418
Unallocated expense	5,853	3,883	1,970	10,839	7,794	3,045
Total research and development expenses	$13,193	$9,342	$3,851	$25,297	$18,253	$7,044

The increase in research and development expenses in each period was primarily due to higher clinical trial expenses and third party manufacturing costs related to mavorixafor to support our three ongoing clinical trials and increased consulting and professional services expenses related to these clinical trials. Research and development expenses also increased in each period due to and an increase in unallocated expenses, primarily due to an increase in head count within our manufacturing, regulatory and clinical operations functions, resulting in higher compensation expenses, including stock-based compensation. In addition, unallocated research and development expense increased due to additional facility costs associated with our leased facilities, which are allocated research and development departments based on head count.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. General and administrative expenses were higher as compared to the prior year primarily due to an increase in stock-based compensation costs, higher recruiting costs and an increase in facility costs. Head count in general and administrative functions was relatively consistent with the prior period. We expect general and administrative expenses will grow in the future as we continue to build out our selling, general and administrative functions.
Other Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Interest income	$3	$7	$(4)	$5	$303	$(298)
Interest expense	(905)	(687)	(218)	(1,797)	(1,271)	(526)
Change in fair value of derivative liability	57	—	57	26	—	26
Loss on extinguishment of debt	—	—	—	—	(162)	162
Other income	210	194	16	397	235	162
Total other expense, net	$(635)	$(486)	$(149)	$(1,369)	$(895)	$(474)
For the three months ended June 30, 2021, other expenses, net, were higher as compared to the prior year due to an increase in interest expense due to a higher average outstanding borrowings, partially offset by a reduction in the fair value of an embedded derivative associated with our loan facility with Hercules Capital Inc. (“Hercules”). For the six months ended June 30, 2021, other expenses, net, were higher as compared to the prior year due to higher interest expense and lower interest income due to a general decline in interest rates on our cash equivalent investments. This increase was partially offset by losses on the extinguishment of debt in the prior period that did not recur in the current period and higher current period income related to our research and development incentive program in our Austrian subsidiary as compared to the same period in the prior year.

Provision for Income Taxes
We did not record a federal or state income tax benefit for our losses for the three and six months ended June 30, 2021 and 2020, due to our conclusion that a full valuation allowance is required against our U.S. federal and state deferred tax assets. For the three and six months ended June 30, 2021 and 2020, we recorded an immaterial amount income tax expense related to certain foreign jurisdictions.

Liquidity and Capital Resources
Prior to becoming a public entity in March 2019 through our reverse merger with Arsanis Inc., we funded our operations with the proceeds from the sale of shares of preferred stock, warrants for the purchase of preferred stock, and proceeds from convertible debt. Following the merger, we have funded our operations with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our common stock, and borrowings under our loan and security agreement (the “Hercules Loan Agreement”) with Hercules. In August 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, (the “ATM Sales Agreement”), with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated, (collectively, the “Sales Agents”), pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock having an aggregate offering price of up to $50.0 million. In October 2020, we entered into a common stock purchase agreement with Aspire Capital LLC (“Aspire Capital”) pursuant to which Aspire Capital has committed to purchase, at our request from time to time over a 36-month period, shares of our common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations.
In March 2021, we entered into a securities purchase agreement (the “Private Placement”) with several institutional and accredited investors pursuant to which we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock for estimated gross proceeds of up to approximately $55.0 million, before deducting offering expenses payable by us.

In addition, in March 2021, we entered into an Option Agreement, as amended (the “Option Agreement”) with Abingworth Bioventures 8 LP (“Abingworth Bioventures 8”), which is one of the investors party to the Private Placement. Pursuant to the Option Agreement, if we and a syndicate, of which Abingworth Bioventures 8 is a part, did not execute a definitive co-development agreement, as defined in the Option Agreement, by August 2, 2021, Abingworth Bioventures 8 could require us to repurchase the common shares they purchased in the Private Placement at the original purchase price of $8.70 per share, or $2.0 million, prior to September 2, 2021. On July 20, 2021, we terminated discussions with all affiliates of Abingworth and will not execute a definitive co-development agreement with Abingworth or any of its affiliates. To date, the Option Agreement has not been exercised by Abingworth Bioventures 8.

To date we have borrowed $32.5 million through our Hercules Loan Agreement. Under this facility we may borrow an additional $7.5 million in term loans upon the achievement of certain operational milestones through June 2022 and an additional $10.0 million in term loans through December 2022 at the lender’s sole discretion. Principal payments under the Hercules Loan Agreement commence in February 2023 and the agreement matures in July 2024.

Going Concern
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. As of June 30, 2021, our cash and cash equivalents were $95.2 million, and our restricted cash balance was $1.3 million. We expect that our research and development and general and administrative expenses will continue to increase as we focus on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. However, as further discussed in Note 7 to our condensed consolidated financial statements, our Hercules Loan Agreement has a covenant that would require us to maintain a minimum level of cash beginning on April 1, 2022, which date is extended if we meet certain financial milestones related to third party funding. Based on our current financial projections, we believe we would be in violation of this covenant in the second quarter of 2022. If we are in violation of this covenant, Hercules could require the repayment of all outstanding debt.

As a result, we believe that, in aggregate, these conditions raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of these condensed consolidated financial statements for the quarterly period ended June 30, 2021. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net loss	$(38,314)	$(26,282)
Adjustments to reconcile net loss to net cash used in operating activities	4,345	2,591
Changes in operating assets and liabilities	(3,672)	(3,295)
Net cash used in operating activities	(37,641)	(26,986)
Net cash used in investing activities	(582)	(564)
Net cash provided by financing activities	54,117	5,049
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(103)	60
Net increase (decrease) in cash, cash equivalents and restricted cash	15,791	(22,441)
Cash, cash equivalents and restricted cash, beginning of period	$80,702	$128,086
Cash, cash equivalents and restricted cash, end of period	$96,493	$105,645

Operating Activities   During the six months ended June 30, 2021, net cash used in operating activities was $37.6 million, primarily resulting from our net loss of $38.3 million, adjusted for noncash expenses of $4.3 million and changes in our operating assets and liabilities of $3.7 million. Noncash expenses primarily includes stock-based compensation expense and non-cash interest expense. Net cash used in changes in our operating assets and liabilities primarily consisted of an increase in prepaid expense and other current assets due to the timing of payments to our CROs.

Net cash used in operating activities for the six months ended June 30, 2020 was $27.0 million, primarily resulting from our net losses of $26.3 million, adjusted for noncash expenses of $2.6 million and changes in our operating assets and liabilities of $3.3 million. Noncash expenses primarily include stock-based compensation expense. Net cash used in changes in our operating assets and liabilities primarily consisted of an increase in prepaid expenses due to the timing of payments related to our CROs and an increase to other assets associated with construction costs related to our corporate headquarters.
Investing Activities   During the six months ended June 30, 2021 and 2020, cash used in investing activities of $0.6 million and $0.6 million, respectively, related primarily to furniture and laboratory equipment purchases related to our leased facility in Vienna, Austria.
Financing Activities   During the six months ended June 30, 2021, net cash provided by financing activities was $54.1 million, consisting primarily of proceeds from a private placement equity offering that closed during the period. During the six months ended June 30, 2020, net cash provided by financing activities was $5.0 million, consisting primarily of proceeds from the refinancing of our loan facility with Hercules.
Funding Requirements
As noted above, our Hercules Loan Agreement contains a minimum cash covenant that is effective on April 1, 2022 (which date is extended if we meet certain financial milestones related to third party funding). Based on our current operating cash flow projections and with no additional funding, we would be in violation of this minimum cash required to satisfy this covenant in the second quarter of 2022. In order to fund our operations, we are required to raise additional capital, which may be through a combination of equity offerings, such as through our ATM Sales Agreement or through our common stock purchase agreement with Aspire Capital, debt financings, including refinancing of our Hercules Loan Agreement or entering into new debt arrangements with other third-parties, marketing and distribution arrangements and collaborations and strategic alliances. Our ability to raise such funds cannot be assured. During 2021 and beyond, we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance the current and anticipated clinical trials of our product candidates in development. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our funding requirements. Our short-term and long-term funding requirements will depend on and could increase significantly as a result of many factors, including:

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

Hercules Loan Agreement
Please see Note 7 to the notes to our condensed consolidated financial statements for a full description of our Hercules Loan Agreement.

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

During the three months ended June 30, 2021, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2020 as part of our Annual Report. In addition, see Note 2 of these condensed consolidated financial statements under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended June 30, 2021.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a late-stage clinical biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $62.1 million, $52.8 million and $33.3 million for the years ended December 31, 2020, 2019 and 2018 respectively, and were $19.6 million for the quarter ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $232.5 million. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

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
As of June 30, 2021, our cash and cash equivalents of $95.2 million. We have a covenant under our Hercules Loan Agreement that requires that we maintain a minimum level of cash, as defined, beginning on April 1, 2022, (which date is extended if we meet certain financial milestones related to third party funding). Based on our current operating cash flow projections and with no additional funding, we believe we would be in violation of the minimum cash required to satisfy this covenant in the second quarter of 2022. If we are in violation of this covenant, Hercules could require the repayment of all outstanding debt. We expect to seek additional funding to sustain our future operations and to satisfy certain covenants under our debt facility with Hercules, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.While we have successfully raised capital in the past, the ability to raise capital in future periods is not assured.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital. Other than our common stock purchase agreement with Aspire Capital, pursuant to which Aspire Capital is obligated, subject to certain limitations, to purchase up to $50.0 million in the aggregate of shares of our common stock, we do not have any committed external sources of funds and may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, acquiring or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. For example, our debt facility with Hercules contains a minimum cash     financial covenant that we project we would be in violation of in the second quarter of 2022 based on our current cash flow projections, assuming we do not raise additional funding. If we default on such indebtedness, with Hercules or a future lender, we could lose such assets and intellectual property.
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
The time necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for mavorixafor or any other product candidates that we may develop. We have not yet completed development of any product candidate. We also may not be able to finalize the design or formulation for our other programs, X4P-002 and X4P-003.
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

For example, we are aware of only a few small available patient registries for WHIM syndrome, and we rely on various estimates and assumptions to estimate the addressable WHIM syndrome population. Based on a broad online survey of physicians to validate current prevalence estimates and additional research using artificial intelligence, which interrogated a database of more than 300 million anonymized patient records that spanned 10 years of insurance claims, we estimate there are up to 3,700 diagnosed and undiagnosed WHIM patients in the United States. If the commercial opportunity in WHIM syndrome is smaller than we anticipate, whether because our estimates of the addressable patient population prove to be incorrect or for other reasons, our potential future revenue from mavorixafor may be adversely affected and our business may suffer.
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

Our lead product candidate, mavorixafor, is in clinical development for the treatment of WHIM syndrome, SCN and Waldenström’s, respectively. We are aware of other companies that are developing CXCR4 inhibitors that are in a similar stage of development as mavorixafor, including Eli Lilly, Pfizer, Bristol-Myers Squibb, or BMS, BioLineRx, Noxxon, Upsher-Smith, Polyphor and Glycomimetics. To our knowledge, there do not appear to be any competitors with programs in development for WHIM syndrome or SCN. With respect to Waldenström’s, the Dana-Farber Cancer Institute has completed enrollment for a trial to study the BMS CXCR4 antibody (IV infusion) in the treatment of Waldenström’s patients with CXCR4 mutations. In Waldenström’s, there are several treatment approaches currently being developed, including targeted therapies and immunotherapies (as monotherapies and combination therapies), chemotherapy, stem cell transplantation, and cancer vaccines. With the exception of the BMS monoclonal antibody, none to our knowledge have a mechanism of action that interacts with the CXCR4 receptor.

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

Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for mavorixafor or any other product that we commercialize and, if coverage and reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for mavorixafor may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, and any launch of a competitive product is likely to create downward pressure on the price initially charged. If reimbursement is not available or is available only to a limited degree, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices.

We cannot predict what healthcare reform initiatives may be adopted in the future. However, we expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we will receive for any approved product. Any reduction in payments from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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
We do not own or operate facilities for the manufacture of mavorixafor or any other product candidate. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently work exclusively with one manufacturer for the production of mavorixafor, the active pharmaceutical ingredient, or API, and a single manufacturer of mavorixafor finished drug product capsules. We cannot guarantee that these third parties will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic, which could negatively impact our supply chain activities and our clinical supply. While we believe we have adequate supply into 2022, this projection could prove to be incorrect.
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
Risks Related to Our Business Operations, Employee Matters and Managing Growth
The global COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our business, including our clinical trials and preclinical studies.
Our business could be adversely affected by public health crises such as pandemics or similar outbreaks in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third party manufacturers and contract research organizations, or CROs, upon whom we rely. The ongoing COVID-19 pandemic has resulted in a variety of restrictions in order to reduce the spread of the disease, including state and local orders across the United States and other countries worldwide, which, among other things, have directed individuals to stay at their places of residence, directed businesses and governmental agencies to limit non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered restrictions on travel. While many such certain restrictions have been lifted and vaccination efforts are underway, we have elected to maintain remote working arrangements in the interest of minimizing risk to our employees, and governmental restrictions may be re-imposed in light of currently rising incidence of COVID-19 cases and the discovery of variants of the virus. While we expect vaccinated employees to return to our Boston headquarters in the third quarter of 2021, we also anticipate that work-from-home arrangements will persist to some degree. The effects of our work-from-home policies, as well as any governmental restrictions on in-office work that may be implemented or re-implemented in the future, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions the speed of vaccination efforts, the efficacy of vaccines against current and future variants of the SARS-CoV-2 virus and other limitations on our ability to conduct our business in the ordinary course. In addition, because of the challenging immune profile of both immunodeficient patients and cancer patients, COVID-19 may impact our clinical trial patients more significantly than clinical trials with patients who are not immunocompromised. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, stay-at-home and similar government orders related to COVID-19, if instituted in new jurisdictions or re-imposed in jurisdictions where they were previously lifted, may adversely impact our business operations and the business operations of our CROs conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. Although vaccination efforts are underway, many businesses continue to operate remotely, with limited personnel or with other impacts as a result of the ongoing pandemic. We cannot guarantee that these third parties will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic, which could negatively impact our supply chain activities and our clinical supply. We have experienced challenges in providing trial drugs to patients enrolled in our clinical trials, and where necessary and practical have implemented direct-to-patient shipments from clinical sites. If the COVID-19 pandemic persists for an extended period of time and impacts essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates, which would adversely impact our ability to carry out our clinical trials.

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

These and other factors arising from the ongoing COVID-19 pandemic could worsen in countries that are already experiencing high levels of COVID-19, could continue to spread to additional countries, or could, particularly as new variants of the virus are discovered, return to countries where the pandemic has been partially contained, whether through vaccination, herd immunity or otherwise, each of which could continue to adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. These and other factors may also arise from future pandemics.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the ultimate economic impact brought by, and the duration of, COVID-19 is difficult to assess or predict, a sustained pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a sustained or deepened recession or market correction resulting from the spread of COVID-19 and the impacts of an enduring pandemic could materially affect our business and the value of our common stock.

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
As of June 30, 2021, we had 76 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
Not applicable.

Item 6.    EXHIBITS

Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of June 10, 2020.	8-K	3.1	06/10/2020	001-38295

3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295

10.1	First Amendment to Option Agreement dated May 3, 2021, by and between X4 Pharmaceuticals Inc. and Abingworth Bioventures 8 LP.	10-Q	10.5	5/6/2021	001-38295

10.2	Second Amendment to Option Agreement, dated June 7, 2021, by and between X4 Pharmaceuticals Inc. and Abingworth Bioventures 8 LP	8-K	10.1	6/7/2021	001-38295

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

X4 PHARMACEUTICALS, INC.

Date: August 3, 2021	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President, Chief Executive Officer and Secretary

Date: August 3, 2021	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer