Form 10-Q
period 2021-09-30
X4 Pharmaceuticals, Inc
filed 2021-11-04
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2021, the registrant had 24,708,073 shares of common stock outstanding.

	PART I: FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS	7
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2021 and December 31, 2020	7
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	8
	Condensed Consolidated Statements of Redeemable Common Stock and Stockholders’ Equity (unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	9
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2021 and 2020	11
	Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
Item 4.	CONTROLS AND PROCEDURES	32
	PART II: OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	33
Item 1A.	RISK FACTORS	33
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	72
Item 3.	DEFAULTS UPON SENIOR SECURITIES	72
Item 4.	MINE SAFETY DISCLOSURES	72
Item 5.	OTHER INFORMATION	72
Item 6.	EXHIBITS	72
SIGNATURES		74

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, or the (“Exchange Act”), that relate to future events or to our future operations or financial performance. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this report, regarding, among other things:
•the timing, progress and reporting of results of our current trials of mavorixafor, including our global Phase 3 clinical trial in patients with Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”), syndrome, our Phase 1b clinical trial in combination with ibrutinib in patients with Waldenström’s macroglobulinemia (“Waldenström’s”), and our Phase 1b clinical trial as monotherapy in patients with severe congenital neutropenia (“SCN”) and chronic neutropenia disorders;
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
•We depend almost entirely on the success of our lead product candidate, mavorixafor, which we are developing initially for the treatment of WHIM syndrome, for the treatment of SCN and chronic neutropenia disorders, for the treatment of Waldenström’s, and contingent on a potential strategic partner, for the treatment of clear cell renal cell carcinoma (“ccRCC”). We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor or any other product candidate.
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
•The commercial opportunity in WHIM syndrome, SCN and chronic neutropenia disorders or Waldenström’s could be smaller than we anticipate; therefore, our potential future revenue from mavorixafor for the treatment of any of the diseases may be adversely affected and our business may suffer.
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
•We have limited experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are currently dependent on a single third party manufacturer for the manufacture of mavorixafor, the active pharmaceutical ingredient (“API”) and a single manufacturer of mavorixafor finished drug product capsules. If we experience problems with these third parties, the manufacturing of mavorixafor could be delayed, which could harm our results of operations.
•We rely on third-party clinical research organizations (“CROs”) to conduct our preclinical studies and clinical trials. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$76,393	$78,708
Research and development incentive receivable	646	917
Prepaid expenses and other current assets	3,661	3,682
Total current assets	80,700	83,307
Property and equipment, net	1,632	1,237
Goodwill	27,109	27,109
Right-of-use assets	9,071	7,960
Other assets	2,005	3,258
Total assets	$120,517	$122,871
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,424	$3,144
Accrued expenses	9,074	8,018
Current portion of lease liability	1,041	786
Current portion of long-term debt	693	—
Total current liabilities	13,232	11,948
Long-term debt, net of discount and current portion	33,043	33,178
Lease liabilities	5,067	4,484
Other liabilities	496	462
Total liabilities	51,838	50,072
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of each of September 30, 2021 and December 31, 2020; 24,708,727 and 16,305,731 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	25	16
Additional paid-in capital	321,437	267,077
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(252,664)	(194,175)
Total stockholders’ equity	68,679	72,799
Total liabilities and stockholders’ equity	$120,517	$122,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
License revenue	$—	$—	$—	$3,000
Operating expenses:
Research and development	13,188	11,381	38,485	29,634
General and administrative	5,931	5,599	17,567	15,585
Total operating expenses	19,119	16,980	56,052	45,219
Loss from operations	(19,119)	(16,980)	(56,052)	(42,219)
Other income (expense):
Interest income	2	—	7	272
Interest expense	(920)	(697)	(2,717)	(1,968)
Change in fair value of derivative liability	(62)	—	(36)	—
Other income, net	(74)	228	323	494
Loss on extinguishment of debt	—	—	—	(162)
Total other expense, net	(1,054)	(469)	(2,423)	(1,364)
Loss before provision for income taxes	(20,173)	(17,449)	(58,475)	(43,583)
Provision for income taxes	2	—	14	148
Net loss and comprehensive loss	(20,175)	(17,449)	(58,489)	(43,731)
Deemed dividend on Class B Warrant price reset	—	—	(8,239)	—
Net loss attributable to common stockholders	$(20,175)	$(17,449)	$(66,728)	$(43,731)
Net loss per share attributable to common stockholders—basic and diluted	$(0.76)	$(0.87)	$(2.71)	$(2.18)
Weighted average shares of common stock outstanding—basic and diluted	26,609	20,085	24,667	20,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	16,128,862	$16	$261,367	$(119)	$(132,044)	$129,220
Exercise of stock options	13,006	—	96			96
Stock-based compensation expense			613			613
Net loss					(11,138)	(11,138)
Balance at March 31, 2020	16,141,868	$16	262,076	(119)	(143,182)	118,791
Exercise of stock options	407	—	2			2
Issuance of shares under employee stock purchase plan	10,057	—	76			76
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	23,822		(14)			(14)
Stock-based compensation expense			1,173			1,173
Net loss					(15,144)	(15,144)
Balance at June 30, 2020	16,176,154	$16	263,313	(119)	(158,326)	104,884
Exercise of stock options	4,276		29			29
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	106,215					—
Stock-based compensation			2,244			2,244
Net loss					(17,449)	(17,449)
Balance at September 30, 2020	16,286,645	$16	$265,586	$(119)	$(175,775)	$89,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Redeemable Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	—	16,305,731	$16	$267,077	$(119)	$(194,175)	$72,799
Issuance of common stock, redeemable common stock and pre-funded warrants for the purchase of common stock, net of issuance costs of $3.5 million	229,885	1,875	6,041,951	7	49,633			49,640
Exercise of stock options			5,860		40			40
Exercise of pre-funded warrants			1,072,887	1				1
Stock-based compensation					1,258			1,258
Net loss							(18,676)	(18,676)
Balance at March 31, 2021	229,885	1,875	23,426,429	24	318,008	(119)	(212,851)	105,062
Issuance of common stock under employee stock purchase plan			20,232	—	116			116
Exercise of pre-funded warrants			1,056,881	1				1
Vesting of restricted stock units			81,316					—
Stock-based compensation					1,797			1,797
Net loss							(19,638)	(19,638)
Balance at June 30, 2021	229,885	1,875	24,584,858	25	319,921	(119)	(232,489)	87,338
Vesting of restricted stock units			123,869					—
Stock-based compensation					1,516			1,516
Repurchase and retirement of redeemable common stock	(229,885)	(1,875)						—
Net loss							(20,175)	(20,175)
Balance at September 30, 2021	—	$—	24,708,727	$25	$321,437	$(119)	$(252,664)	$68,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(58,489)	$(43,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,571	4,030
Depreciation and amortization expense	367	248
Non-cash lease expense	1,031	588
Accretion of debt discount	557	389
Loss on extinguishment of debt	—	162
Other	283	(219)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research and development incentive receivable	(14)	(2,420)
Accounts payable	(695)	121
Accrued expenses	1,069	1,722
Lease liabilities	(473)	(904)
Operating lease right-of-use asset, net of non-cash portion	(59)	(1,300)
Net cash used in operating activities	(51,852)	(41,314)
Cash flows from investing activities:
Acquisition of property, equipment and intangible assets	(602)	(1,060)
Net cash used in investing activities	(602)	(1,060)
Cash flows from financing activities:
Proceeds from exercise of stock options and pre-funded warrants and issuance of shares of common stock under employee stock purchase plan	157	468
Employee taxes paid related to net share settlement of vested restricted stock units	—	(278)
Proceeds from borrowings under loan and security agreements, net of issuance costs	—	4,888
Proceeds from sale of shares of common stock, redeemable common stock and pre-funded warrants, net of issuance costs	51,518	(313)
Settlement and retirement of redeemable common stock	(2,000)	—
Net cash provided by financing activities	49,675	4,765
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(203)	240
Net decrease in cash, cash equivalents and restricted cash	(2,982)	(37,369)
Cash, cash equivalents and restricted cash at beginning of period	80,702	128,086
Cash, cash equivalents and restricted cash at end of period	$77,720	$90,717
Supplemental disclosure of non-cash investing and financing activities:

Acquisition of property, equipment and right-of-use assets included in accounts payable and accrued expenses	$—	$2,052
Acquisition of right-of-use asset financed by lease liabilities	$1,343	$4,646
Issuance costs not yet paid related to sale of shares of common stock, redeemable common stock and pre-funded warrants	$—	$178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION
X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a late-stage clinical biopharmaceutical company focused on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. The Company’s lead product candidate, mavorixafor, is a potential first-in-class, once-daily, oral inhibitor of CXCR4 and is currently in a Phase 3 clinical trial for the treatment of Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”) syndrome, a rare, inherited, primary immunodeficiency disease caused by genetic mutations in the CXCR4 receptor gene. The Company is also conducting a 14-day, proof-of-concept Phase 1b clinical trial of mavorixafor in patients with severe congenital neutropenia (“SCN”) and chronic neutropenia disorders, and a Phase 1b clinical trial of mavorixafor in combination with ibrutinib in Waldenström’s macroglobulinemia (“Waldenström’s”).
Going Concern Assessment—The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. As of September 30, 2021, the Company had $76.4 million of cash and cash equivalents. Based on its current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expense and capital expenditure requirements into the fourth quarter of 2022. However, as further discussed in Note 7, the Company has a covenant under its loan agreement with Hercules Capital Inc. (“Hercules”) that requires that the Company maintain a minimum level of cash, as defined, beginning on April 1, 2022, which date is extended if the Company meets certain financial milestones related to third party funding. Based on its current financial projections, the Company believes it would be in violation of this covenant in the second quarter of 2022. If the Company is in violation of this covenant, Hercules could require the repayment of all outstanding debt.

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
Impact of the COVID-19 Pandemic— The impact of the ongoing COVID-19 pandemic continues to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to the Company’s business have included temporary closures or postponements of activation of its clinical trial sites or facilities, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing clinical trials, including patient enrollment at a slower pace than initially projected and the diversion of healthcare resources away from the conduct of the Company’s clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as the Company’s clinical trial sites and hospital staff supporting the conduct of the Company’s clinical trials.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies—The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 19, 2021 (the “2020 Annual Report”). Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
Risks and Uncertainties—The impact of the ongoing COVID-19 pandemic has been and, notwithstanding the recent commencement of vaccination efforts, is expected to continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
around the world. Impacts to the Company’s business have included temporary closures or postponements of activation of its clinical trial sites or facilities, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing clinical trials, including patient enrollment at a slower pace than initially projected and the diversion of healthcare resources away from the conduct of the Company’s clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as the Company’s clinical trial sites and hospital staff supporting the conduct of the Company’s clinical trials.

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
Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2020 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the 2020 Annual Report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and cash flows have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of September 30, 2021 and December 31, 2020.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Cash

(in thousands)	As of September 30, 2021	As of December 31, 2020
Letter of credit security: Cambridge lease	$—	$264
Letter of credit security: Waltham lease	250	250
Letter of credit security: Vienna Austria lease	222	336
Letter of credit security: Boston lease	855	1,144
Total restricted cash	$1,327	$1,994
Restricted cash included in prepaid expenses and other current assets	$—	$264
Restricted cash included in other assets	$1,327	$1,730
In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum of the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of September 30, 2021, December 31, 2020, September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$76,393	$78,708	$88,812	$126,184
Restricted cash, current portion	—	264	—	—
Restricted cash, non-current	1,327	1,730	1,905	1,902
Total cash, cash equivalents and restricted cash	$77,720	$80,702	$90,717	$128,086
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform an interim quantitative impairment test, whereby the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than its carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. There were no triggering events during the nine months ended September 30, 2021 that necessitated an interim impairment test of goodwill.

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 was issued to reduce the complexity of accounting for financial instruments having characteristics of both debt and equity. For example, the new standard modifies the scope exception to derivative accounting under ASC 815-40, Derivatives and Hedging---Contracts in an Entity’s Own Equity, by eliminating certain required settlement criteria, such as the requirement that shares of common stock issued upon exercise of a warrant not require an active registration statement. The Company adopted ASU 2020-06 on January 1, 2021 and the adoption of this guidance did not have an impact on its condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU
2019-12 simplifies the accounting for income taxes, including the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The Company adopted ASU 2019-12 on

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
January 1, 2021 and the adoption of this guidance did not have a material impact on its condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Not Yet Adopted
In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants for the purchase of common shares) that remain classified as equity following the modification or exchange. ASU 2021-04 is effective January 1, 2022 for the Company. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

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

3.    LICENSE, COLLABORATION AND FUNDING AGREEMENTS
Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses and capital expenditures incurred by the Company’s subsidiary in Austria. As of September 30, 2021, the amount due under the program is $0.6 million, which amount was included in research and development incentive receivable in the condensed consolidated balance sheet. During the nine months ended September 30, 2021 and 2020, the Company recorded $673 thousand and $267 thousand, respectively, of income related to the program within the condensed consolidated statements of operations as other income.
License and Collaboration Agreements
There were no material modifications of the Company’s license or collaboration agreements during the nine months ended September 30, 2021.

4.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$34,816	$27,788	$—	$62,604
	$34,816	$27,788	$—	$62,604
Liabilities:
Embedded derivative liability	$—	$—	$491	$491
	$—	$—	$491	$491

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

The following table provides a roll-forward of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability
Balance as of December 31, 2020	$455
Change in fair value	36
Balance as of September 30, 2021	$491

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

5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Leasehold improvements	$228	$228
Furniture and fixtures	1,287	910
Computer equipment	152	47
Software	33	33
Lab equipment	573	293
	2,273	1,511
Less: Accumulated depreciation and amortization	(641)	(274)
	$1,632	$1,237
Depreciation and amortization expense related to property and equipment was $367 thousand and $248 thousand for the nine months ended September 30, 2021 and 2020, respectively.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$4,759	3,756
Accrued external research and development expenses	2,977	3,150
Accrued professional fees	899	627
Other	439	485
	$9,074	$8,018

7.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Principal amount of long-term debt	$32,500	$32,500
Debt discount, net of accretion	266	223
Cumulative accretion of end of term payments	970	455
Long-term debt	$33,736	$33,178
Less: current portion of long-term debt	$(693)	$—
Long-term debt, net of current portion	$33,043	$33,178
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(dollars in thousands)	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2021	2020	2021	2020
Total interest expense	$920	$697	$2,716	$1,967
Non-cash interest expense	$193	$138	$557	$390
The annual effective interest rate of the Hercules Loan Agreement as of September 30, 2021 is 10.7%. There were no principal payments due or paid under the Hercules Loan Agreement during the nine months ended September 30, 2021.
As of September 30, 2021, future principal payments due under the Hercules Loan Agreement were as follows (in thousands):

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
Vienna Austria Leases— The Company had an operating lease, as amended, for approximately 400 square meters of laboratory and office space in Vienna, Austria, which commenced on March 1, 2019, as amended, for a term of approximately 2 years terminating in April 2021. The annual base rent for the previous lease was approximately $154 thousand. In September 2020, the Company entered into a new operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), which commenced in February 2021 following construction of laboratory and office space for a term of 7 years. The Company contributed $709 thousand to building improvements, which are classified as part of the right-of-use asset. The Company recorded a right-of-use asset and associated lease liabilities upon the commencement of the Vienna Lease in the first quarter of 2021. The annual base rent for the Vienna Lease, following a 6-month rent free period, is approximately $300 thousand.
Boston Lease— The Company leases approximately 28,000 square feet of office space in Boston, Massachusetts (“Boston Lease”), which serves as the Company’s headquarters. Base rental payments are approximately $1.0 million annually, plus certain operating expenses. The term of the Boston Lease will continue until November 2026, unless earlier terminated. The Company has the right to sublease the premises, subject to landlord consent and also has the right to renew the Boston Lease for an additional five years at the then prevailing effective market rental rate. The Company is required to maintain a security deposit in the form of a letter of credit for $855 thousand for the benefit of the landlord.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows:

(dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease Cost	2021	2020	2021	2020
Fixed operating lease cost	$537	$413	$1,554	$847
Short-term lease costs	—	40	42	116
Total lease expense	$537	$453	$1,596	$963
Other information
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$4,646	$1,343	$4,646
Operating cash flows from operating leases	$314	$479	$917	$963
Sublease income	$49	$49	$147	$146
Weighted-average remaining lease term—operating leases	5.2 years
Weighted-average discount rate—operating leases	11.3%

Maturities of lease liabilities due under lease agreements that have commenced as of September 30, 2021 are as follows (in thousands)

Maturity of lease liabilities	Operating Leases
2021 (remainder of the year)	$396
2022	1,604
2023	1,632
2024	1,397
2025	1,425
Thereafter	1,708
Total lease payments	8,162
Less: interest	(2,054)
Total operating lease liabilities as of September 30, 2021	$6,108

9.    COMMITMENTS AND CONTINGENCIES
The Company has agreements with Contract Research Organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and SCN and chronic neutropenia disorders. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company also has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021 or December 31, 2020.
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
Redeemable Common Stock— See Note 11 related to the Company’s redeemable common stock.

10.    COMMON STOCK WARRANTS
In connection with its issuance of common stock in public offerings that closed on April 16, 2019 and November 29, 2019, the Company issued 3,900,000 Class A warrants, which are exercisable for the Company’s common stock, and 5,416,667 Class B warrants, which are exercisable for shares of the Company’s common stock or pre-funded warrants to purchase shares of the Company's common stock. The Class A warrants have an exercise price of $13.20 per share, expire on April 15, 2024 and were immediately exercisable. The Class B warrants were immediately exercisable upon issuance, had an initial exercise price of $15.00 per share and expire on a date that is the earlier of (a) the date that is 30 calendar days from the date on which the Company issues a press release announcing top-line data from its Phase 3 clinical trial of mavorixafor for the treatment of patients with WHIM syndrome (or, if such date is not a business day, the next business day) and (b) November 28, 2024. The Class B warrants have a contingent price adjustment feature pursuant to which the exercise price of the Class B warrants is adjusted to the lowest weighted average offering price at which the Company sells its common stock or certain securities convertible into or exercisable for the Company's common stock in one or more subsequent offerings, if the weighted average offering price for such offering is below $15.00. On March 23, 2021, the Company completed a private placement sale of its common stock priced at $8.70. Accordingly, the exercise price of the Class B warrants was adjusted to $8.70.
In addition, in connection with the April 16, 2019, November 29, 2019 and March 23, 2021 equity offerings, the Company issued 2,130,000, 1,750,000 and 50,000 pre-funded warrants, respectively, for proceeds of $10.999, $11.999 and $8.69 per share, respectively. All pre-funded warrants issued in April 2019 have been exercised. Each of the outstanding pre-funded warrants is exercisable into one share of the Company's common stock and was immediately exercisable upon issuance. The November 2019 pre-funded warrants have a remaining exercise price of $0.001 per share and the March 2021 pre-funded warrants have a remaining exercise price of $0.01 per share.

The following table provides a roll forward of outstanding warrants for the nine month period ended September 30, 2021:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable warrants to purchase common shares as of December 31, 2020	13,354,403	$13.52	3.70
Issued	50,000
Exercised	(2,130,000)
Cancelled	(25,275)
Outstanding and exercisable warrants to purchase common shares as of September 30, 2021	11,249,128	$10.92	2.97

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2021, the Company’s outstanding warrants to purchase shares of common stock consisted of the following:

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
	11,249,128
(a) In November 2019, the Company received $11.999 per pre-funded warrant, or $21.0 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant.

(b) In March 2021, the Company received $8.69 per pre-funded warrant, or $435 thousand in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.01 per pre-funded warrant.

11.    COMMON STOCK AND REDEEMABLE COMMON STOCK
As of September 30, 2021 and December 31, 2020, the Company’s Restated Certificate of Incorporation authorized the Company to issue 125,000,000 shares of common stock, par value $0.001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.
Private Placement— On March 18, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several institutional and accredited investors (the “Investors”) pursuant to which the Company issued and sold to the Investors in a private placement (the “Private Placement”) an aggregate of 6,271,836 shares of common stock and, to certain Investors, in lieu of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 50,000 shares of common stock at a price of $8.70 per share of common stock (or $8.69 per Pre-Funded Warrant). The price per Pre-Funded Warrant represents the price of $8.70 per share sold in the Private Placement, minus the $0.01 per share exercise price of each such Pre-Funded Warrant. The Pre-Funded Warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. The Private Placement closed on March 23, 2021 and the Company received gross proceeds of $55.0 million, before deducting offering expenses of $3.5 million paid by the Company.

Redeemable Common Stock— On March 18, 2021, the Company entered into an Option Agreement, as amended (the “Option Agreement”) with Abingworth Bioventures 8 LP (“Abingworth Bioventures 8”), which was one of the Investors party to the Securities Purchase Agreement. Pursuant to the Option Agreement, if the Company and a syndicate, of which Abingworth
Bioventures 8 was a part, did not execute a definitive co-development agreement, as defined in the Option Agreement, by August 2, 2021, Abingworth Bioventures 8 could have required the Company to repurchase the 229,885 common shares it purchased in the private placement at the original purchase price of $8.70 per share. The Company classified these shares as redeemable common stock on the condensed consolidated balance sheet, net of offering costs, as of March 31, 2021 and June

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
30, 2021. In August 2021, as a result of the termination of the letter of intent between the Company and Abingworth related to the contemplated co-development arrangement, Abingworth Bioventures 8 exercised it option to sell the 229,885 share of common stock it purchased in the Private Placement back to the Company at the original purchase price of $8.70 per share for an aggregate of $2.0 million. The Company adjusted the carrying amount of the redeemable common stock to its redemption value and subsequently retired these shares of common stock.

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

As of September 30, 2021, there are an aggregate of approximately 725,000 shares of common stock available for future issuance under the Company’s equity incentive plans. Approximately 200,000 shares of common stock remain available for issuance under the 2017 ESPP.

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non-employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.1%	0.4%	1.0%	0.6%
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	95.7%	95.1%	97.6%	94.9%
Expected dividend yield	0%	0%	0%	0%

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,874,514	$12.94	8.3	$7
Granted	336,750	6.98
Exercised	(5,860)	7.08
Forfeited and Expired	(252,513)	15.21
Outstanding as of September 30, 2021	1,952,891	$11.64	7.9	$9
Exercisable as of September 30, 2021	919,423	$15.45	6.7	$—
Vested and expected to vest as of September 30, 2021	1,702,001	$11.92	7.8	$5

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $13 thousand and $43 thousand, respectively. The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2021 and 2020 was $5.39 and $6.93, respectively.

Restricted Stock Units— The following table summarizes the Company's restricted stock unit activity for the nine months ended September 30, 2021:

Number of Shares
Unvested as of December 31, 2020	572,460
Granted	649,478
Vested	(205,185)
Forfeited	(109,880)
Unvested as of September 30, 2021	906,873
During the nine months ended September 30, 2021, the Company granted time-based restricted stock units to employees. These restricted stock units vest annually over three years. In 2020, the Company granted performance-based restricted stock units, which vest in part based on the Company’s achievement of operational milestones and over time thereafter for the subsequent two years as the grantee continues to provide services to the Company. As of September 30, 2021, all performance criteria had been met. Stock-based compensation expense is being recognized for these performance-based awards using the accelerated attribution model based on the fair value of the awards as of the date of grant and the vesting dates, less estimated forfeitures.
Stock-Based Compensation— As of September 30, 2021, total unrecognized compensation expense related to unvested stock options and restricted stock units was $8.6 million, which is expected to be recognized over a weighted average period of 2.3 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$633	$1,006	$2,008	$1,711
General and administrative expense	883	1,238	2,563	2,319
Total stock-based compensation	$1,516	$2,244	4,571	4,030

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.    INCOME TAXES
The Company did not record a federal or state income tax benefit for its losses for the nine months ended September 30, 2021 and 2020, due to the conclusion that a full valuation allowance is required against the Company’s U.S. federal and state deferred tax assets. For the nine months ended September 30, 2021 and 2020, the Company recorded an income tax provision of $14 thousand and $148 thousand related to certain foreign jurisdictions.

14.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(20,175)	$(17,449)	$(58,489)	$(43,731)
Deemed dividend as a result of Class B warrant price reset (Note 10)	—	—	(8,239)	—
Net loss attributable to common stockholders	$(20,175)	$(17,449)	$(66,728)	$(43,731)
Denominator:
Weighted average shares of common stock outstanding—basic and diluted	26,609	20,085	24,667	20,035
Net loss per share attributable to common stockholders— basic and diluted	$(0.76)	$(0.87)	$(2.71)	$(2.18)

The Company included 229,885 shares of redeemable common stock in its computation of basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2021 as these shares of common stock, until their repurchase and retirement, participated in losses similarly to other shares of common stock. Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2021 and September 30, 2020 also include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.01 or less per share.
The Company’s potentially dilutive securities include outstanding stock options, restricted stock units and warrants to purchase shares of common stock for the three months ended September 30, 2021 and 2020. All potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase shares of common stock	1,952,891	1,613,024	1,952,891	1,613,024
Unvested restricted stock units	906,873	611,994	906,873	611,994
Warrants to purchase shares of common stock (excluding prefunded warrants, which are included in basic shares outstanding)	9,449,128	9,626,040	9,449,128	9,626,040
	12,308,892	11,851,058	12,308,892	11,851,058

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

In June 2019, we initiated 4WHIM, a pivotal, 52-week global Phase 3 clinical trial of mavorixafor for the treatment of patients with WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome, a rare, inherited primary immunodeficiency disease, following the completion of the dose-titration portion of a Phase 2 clinical trial whose open-label extension portion is ongoing. The U.S. Food and Drug Administration (“FDA”) has granted Breakthrough Therapy Designation for mavorixafor for the treatment of adults with WHIM. The FDA has also granted Fast Track Designation for mavorixafor for adults with WHIM and Rare Pediatric Designation for mavorixafor for the treatment of WHIM. We completed enrollment in the trial in the third quarter of 2021 and have 31 patients enrolled in the trial. To date, we have continued to observe durable increases in neutrophils and lymphocytes and sustained improvements in infections and warts, and administered doses of mavorixafor have been tolerated. We expect to report top-line data from 4WHIM in the fourth quarter of 2022. We are targeting filing a New Drug Application with the FDA in the first quarter of 2023.

We recently announced that broader understandings of the clinical spectrum of WHIM syndrome and genotype/phenotype correlations have enabled assessment of novel CXCR4 variants for disease-correlation, including a newly discovered missense mutation (p.D84H) that is relatively frequent in the general population. The D84H mutation is the first mutation identified outside of the C-terminus of the CXCR4 receptor showing gain-of-function signaling and disease phenotype. We believe that the frequency of the D84H mutation, as derived from broad population genomic databases, supports current estimates of U.S. WHIM prevalence of 1,000 to 3,500 or more. Additionally, analyses of insurance claim databases using artificial intelligence indicate that there may be as many as 3,700 U.S. WHIM patients based on WHIM-like phenotypes described.

In November 2019, we initiated a proof-of-concept Phase 1b clinical trial of mavorixafor in patients with severe congenital neutropenia (“SCN”), a rare blood disorder characterized by abnormally low levels of certain white blood cells called neutrophils. As SCN patients are immunocompromised, the trial had proven to be difficult to enroll during the COVID pandemic. Given these challenges and our subsequent expanded understanding of the potential utility of mavorixafor in a broader range of neutropenia conditions, we recently amended the trial protocol. The trial is now enrolling patients with moderate and severe neutropenia, whether or not they are being treated with the standard of care (Granulocyte-colony stimulating factor, or G-CSF), to assess the safety and tolerability of one dose of mavorixafor and to measure the effect of this one dose on patient neutrophil counts. Originally designed to enroll up to 45 patients in total, we have reduced the enrollment goal to include up to 25 patients across a variety of neutropenia conditions; we believe this level of enrollment will be sufficient to complete the goals of the trial. We continue to expect to share initial data on the trial in the fourth quarter of 2021.

In December 2019, we initiated a Phase 1b clinical trial of mavorixafor, in combination with ibrutinib, in patients with Waldenström’s macroglobulinemia (“Waldenström’s”) a rare blood cancer characterized by an excess of abnormal white blood cells in the bone marrow, and confirmed MYD88 and CXCR4 genetic mutations. On June 11, 2021, we presented positive preliminary safety and efficacy data from the Waldenström’s clinical trial in a poster published at the 2021 European Hematology Association Annual Congress. The dose-escalation trial includes three cohorts, each expected to enroll 6 patients. With the first two cohorts, Cohorts A and B, fully enrolled, we have achieved the minimum enrollment needed to determine the optimal dosing of mavorixafor in combination with ibrutinib (Imbruvica®) for potential additional clinical study. As of a data cutoff on June 15, 2021, the overall response rate (minor response or better) for evaluable patients was 100% (N=8), with 4 of 8 patients achieving a major response (corresponding to >50% reduction in serum IgM) and 1 of 8 patients achieving very good partial response (corresponding to >90% reduction in serum IgM). We expect to announce additional data from the Phase 1b clinical trial in the fourth quarter of 2021.

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

We are also advancing two early stage candidates: X4P-003, a second-generation CXCR4 antagonist designed to have enhanced properties relative to mavorixafor, potentially enabling broader opportunities in CXCR4-dependent disorders and primary immunodeficiencies; and X4P-002, a CXCR4 antagonist with a unique distribution profile for potential use in CXCR4-dependent diseases in the periphery, but also with the ability to cross the blood-brain barrier and provide appropriate therapeutic exposures to treat brain cancers and other diseases where exposure in brain is essential. We anticipate that we will file an Investigational New Drug application for X4P-002 in the second half of 2022.

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

Our Pipeline

COVID-19 Business Update
In light of the ongoing COVID-19 pandemic, we have implemented business continuity measures designed to address and mitigate the impact of the COVID-19 pandemic on our employees, our business, including our clinical trials, supply chains and third-party providers. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans and response strategy. Following easing of governmental restrictions, in the fourth quarter of 2020, we opened our new corporate headquarters in Boston, Massachusetts under a return-to-work plan with a limited phased approach that is principles-based and local in design, with a focus on employee safety and optimal work environment. While we are currently operating under a “hybrid” model where in-person attendance in the office is optional, we    expect all employees who have been vaccinated back to the office in early 2022. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the COVID-19 pandemic and continued uncertainty, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Clinical Development
With respect to clinical development, we continue to implement risk-based approaches in accordance with FDA and European Medicines Agency (“EMA”) COVID-19 guidance, which includes virtual and remote patient visits and monitoring where possible, while prioritizing patient safety, maintaining trial continuity and preserving data integrity. We have experienced, and expect to continue to experience, a disruption or delay in our ability to initiate trial sites and/or enroll and assess patients in several of our clinical programs as a result of the ongoing COVID-19 pandemic, notwithstanding the commencement of vaccination efforts. While not currently impacted, there could be an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations (“CROs”) or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience further disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Supply Chain
We continue to work closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our clinical supply as a result of the ongoing COVID-19 pandemic. We have business continuity plans in place and have manufacturing plans that will meet our global supply demands going forward. To best support our patients, we continue to work with our vendors to provide the option for direct-to-patient drug shipments from clinical sites. If the ongoing COVID-19 pandemic impacts essential distribution systems we could experience disruptions to our supply chain and operations, which could adversely impact our ability to carry out our clinical trials.

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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
The following table summarizes the results of our operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
(in millions)
License revenue	$—	$—	$—	$—	$3.0	$(3.0)
Operating expenses:
Research and development	13.2	11.4	1.8	38.5	29.6	8.9
General and administrative	5.9	5.6	0.3	17.6	15.6	2.0
Total operating expenses	19.1	17.0	2.1	56.1	45.2	10.8
Loss from operations	(19.1)	(17.0)	(2.1)	(56.1)	(42.2)	(13.8)
Total other expense, net	(1.1)	(0.5)	(0.6)	(2.4)	(1.4)	(1.1)
Loss before provision for income taxes	(20.2)	(17.5)	(2.7)	(58.5)	(43.6)	(14.9)
Provision for income taxes	—	—	—	—	0.1	(0.1)
Net loss	$(20.2)	$(17.5)	$(2.7)	$(58.5)	$(43.7)	$(14.8)

License Revenue
There was no license revenue recorded for the three and nine months ended September 30, 2021 or the three months ended September 30, 2020. License revenue for the nine months ended September 30, 2020 reflects revenue from our Abbisko arrangement as a result of Abbisko’s achievement of a financial milestone. As of September 30, 2021, Abbisko’s achievement of future operational and regulatory milestones is not yet considered probable and, therefore, the transaction price associated with these future milestones is fully constrained (reserved).
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates, including employee salaries and related expenses, preclinical and clinical development expenses for our product candidates; internal and third-party costs of manufacturing our drug products for use in our preclinical studies and clinical trials; facility, depreciation and other expenses; costs related to compliance with regulatory requirements; and payments made under third-party licensing agreements. We expense research and development costs as incurred.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
(in millions)
Direct research and development expenses by product candidate:
Mavorixafor	$6.7	$6.2	$0.5	$20.0	$15.8	$4.2
X4P-002	0.3	0.3	—	0.7	0.8	(0.1)
X4P-003	0.2	0.6	(0.4)	0.9	0.9	—
Unallocated expense	6.0	4.3	1.7	16.9	12.1	4.8
Total research and development expenses	$13.2	$11.4	$1.8	$38.5	$29.6	$8.9

The increase in research and development expenses in each period was primarily due to higher clinical trial expenses and third party manufacturing costs related to mavorixafor to support our three ongoing clinical trials and increased consulting and professional services expenses related to these clinical trials. Research and development expenses also increased in each period due to and an increase in unallocated expenses, primarily due to an increase in head count within our manufacturing, regulatory and clinical operations functions, resulting in higher compensation expenses, including stock-based compensation. In addition, unallocated research and development expense increased due to additional facility costs associated with our leased facilities, which are allocated to research and development departments based on head count.
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
Other Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
(in millions)
Interest income	$—	$—	$—	$—	$0.3	$(0.3)
Interest expense	(0.9)	(0.7)	(0.2)	(2.7)	(2.0)	(0.7)
Change in fair value of derivative liability	(0.1)	—	(0.1)	—	—	—
Loss on extinguishment of debt	—	—	—	—	(0.2)	0.2
Other income	(0.1)	0.2	(0.3)	0.3	0.5	(0.2)
Total other expense, net	$(1.1)	$(0.5)	$(0.6)	$(2.4)	$(1.4)	$(1.0)

For the three months ended September 30, 2021, other expenses, net, were higher as compared to the same period in the prior year due to an increase in interest expense due to a higher average outstanding borrowings and by an increase in the fair value of an embedded derivative associated with our loan facility with Hercules Capital Inc. (“Hercules”). For the nine months ended September 30, 2021, other expenses, net, were higher as compared to the same period in the prior year due to higher interest expense and lower interest income due to a general decline in interest rates on our cash equivalent investments. This increase was partially offset by losses on the extinguishment of debt in the prior period that did not recur in the current period.
Provision for Income Taxes
We did not record a federal or state income tax benefit for our losses for the three and nine months ended September 30, 2021 and 2020, due to our conclusion that a full valuation allowance is required against our U.S. federal and state deferred tax assets. For the three and nine months ended September 30, 2021 and 2020, we recorded an immaterial amount income tax expense related to our Austrian subsidiary.

Liquidity and Capital Resources
Prior to becoming a public entity in March 2019 through our reverse merger with Arsanis Inc., we funded our operations with the proceeds from the sale of shares of preferred stock, warrants for the purchase of preferred stock, and proceeds from convertible debt. Following the merger with Arsanis, we have primarily funded our operations with proceeds from sales of common stock, warrants and pre-funded warrants for the purchase of our common stock, and borrowings under our loan and security agreement (the “Hercules Loan Agreement”) with Hercules. In August 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, (the “ATM Sales Agreement”), with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated, (collectively, the “Sales Agents”), pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock having an aggregate offering price of up to $50.0 million. In October 2020, we entered into a common stock purchase agreement with Aspire Capital LLC (“Aspire Capital”) pursuant to which Aspire Capital has committed to purchase, at our request from time to time over a 36-month period, shares of our common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations. In March 2021, we entered into a securities purchase agreement (the “Private Placement”) with several institutional and accredited investors pursuant to which we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock for estimated gross proceeds of up to approximately $53.0 million, before deducting offering expenses payable by us and net of shares of redeemable common stock repurchased from one of the investors.

To date we have borrowed $32.5 million through our Hercules Loan Agreement. Under this facility we may borrow an additional $7.5 million in term loans upon the achievement of certain operational milestones through June 2022 and an additional $10.0 million in term loans through December 2022 at the lender’s sole discretion. Principal payments under the Hercules Loan Agreement commence in February 2023, and the agreement matures in July 2024.

Going Concern
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. As of September 30, 2021, our cash and cash equivalents were $76.4 million, and our restricted cash balance was $1.3 million. We expect that our research and development and general and administrative expenses will continue to increase as we focus on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. However, as further discussed in Note 7 to our condensed consolidated financial statements, our Hercules Loan Agreement has a covenant that would require us to maintain a minimum level of cash beginning on April 1, 2022, which date is extended if we meet certain financial milestones related to third-party funding. Based on our current financial projections, we believe we would be in violation of this covenant in the second quarter of 2022. If we are in violation of this covenant, Hercules could require the repayment of all outstanding debt.

As a result, we believe that, in aggregate, these conditions raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of these condensed consolidated financial statements for the quarterly period ended September 30, 2021. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net loss	$(58,489)	$(43,731)
Adjustments to reconcile net loss to net cash used in operating activities	6,809	5,198
Changes in operating assets and liabilities	(172)	(2,781)
Net cash used in operating activities	(51,852)	(41,314)
Net cash used in investing activities	(602)	(1,060)
Net cash provided by financing activities	49,675	4,765
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(203)	240
Net decrease in cash, cash equivalents and restricted cash	(2,982)	(37,369)
Cash, cash equivalents and restricted cash, beginning of period	$80,702	$128,086
Cash, cash equivalents and restricted cash, end of period	$77,720	$90,717

Operating Activities   During the nine months ended September 30, 2021, net cash used in operating activities was $51.9 million, primarily resulting from our net loss of $58.5 million, adjusted for noncash expenses of $6.8 million and changes in our operating assets and liabilities of $0.2 million. Non-cash expenses primarily includes stock-based compensation expense, non-cash lease expense and non-cash interest expense.

Net cash used in operating activities for the nine months ended September 30, 2020 was $41.3 million, primarily resulting from our net losses of $43.7 million, adjusted for noncash expenses of $5.2 million and changes in our operating assets and liabilities of $2.8 million. Non-cash expenses primarily include stock-based compensation expense. Net cash used in changes in our operating assets and liabilities primarily consisted of an increase in prepaid expenses due to the timing of payments related to our CROs and an increase to other assets associated with construction costs related to our corporate headquarters.
Investing Activities   During the nine months ended September 30, 2021 and 2020, cash used in investing activities of $0.6 million and $1.1 million, respectively, related primarily to furniture and laboratory equipment purchases related to our leased facility in Vienna, Austria.
Financing Activities   During the nine months ended September 30, 2021, net cash provided by financing activities was $49.7 million, consisting primarily of proceeds from a private placement equity offering that closed during the period, partially offset by $2 million of cash paid to repurchase redeemable common stock. During the nine months ended September 30, 2020, net cash provided by financing activities was $4.8 million, consisting primarily of proceeds from the refinancing of our loan facility with Hercules.
Funding Requirements
As noted above, our Hercules Loan Agreement contains a minimum cash covenant that is effective on April 1, 2022 (which date is extended if we meet certain financial milestones related to third party funding). Based on our current operating cash flow projections and with no additional funding, we would be in violation of this minimum cash required to satisfy this covenant in the second quarter of 2022. To fund our operations, we are required to raise additional capital, which may be through a combination of equity offerings, such as through our ATM Sales Agreement or through our common stock purchase agreement with Aspire Capital, debt financings, including refinancing of our Hercules Loan Agreement or entering into new debt arrangements with other third-parties, marketing and distribution arrangements and collaborations and strategic alliances. Our ability to raise such funds cannot be assured. During 2021 and beyond, we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance the current and anticipated clinical trials of our product candidates in development. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our funding requirements. Our short-term and long-term funding requirements will depend on and could increase significantly as a result of many factors, including:
•the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates, particularly our Phase 3 pivotal clinical trial of mavorixafor for the treatment of patients with WHIM syndrome, our Phase 1b clinical trial of mavorixafor in SCN and chronic neutropenia disorders, and our Phase 1b clinical trial of mavorixafor in Waldenström’s;
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

Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended September 30, 2021, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2020 as part of our Annual Report. In addition, see Note 2 of these condensed consolidated financial statements under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended September 30, 2021.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not EGCs.

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
Item 4    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a late-stage clinical biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $62.1 million, $52.8 million and $33.3 million for the years ended December 31, 2020, 2019 and 2018 respectively, and were $20.2 million for the quarter ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $252.7 million. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and pre-funded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

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
Our ability to generate profits from operations and thereafter to remain profitable depends heavily on:
•the scope, number, progress, duration, endpoints, cost, results and timing of clinical trials and nonclinical studies of our current or potential future product candidates, including in particular the scope, progress, duration, endpoints, cost, results and timing for completion of our Phase 3 trial of mavorixafor for the treatment of Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”) syndrome, our Phase 1b clinical trial of mavorixafor for the treatment of severe congenital neutropenia (“SCN”) and other chronic neutropenia disorders, and our Phase 1b clinical trial of mavorixafor for the treatment of Waldenström’s macroglobulinemia (“Waldenström’s”);
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
As of September 30, 2021, we have cash and cash equivalents of $76.4 million. We have a covenant under our Hercules Loan Agreement that requires that we maintain a minimum level of cash, as defined, beginning on April 1, 2022, (which date is extended if we meet certain financial milestones related to third party funding). Based on our current operating cash flow projections and with no additional funding, we believe we would be in violation of the minimum cash required to satisfy this covenant in the second quarter of 2022. If we are in violation of this covenant, Hercules could require the repayment of all outstanding debt. We expect to seek additional funding to sustain our future operations and to satisfy certain covenants under our debt facility with Hercules, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured.
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
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates, particularly our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome, our Phase 1b clinical trial of mavorixafor for the treatment of SCN and chronic neutropenia disorders, and our Phase 1b clinical trial of mavorixafor for the treatment of Waldenström’s;
•the clinical development plans that we establish for these product candidates;
•the number and characteristics of product candidates and programs that we develop or may in-license;
•the outcome, timing and cost of regulatory reviews, approvals or other actions to meet regulatory requirements established by the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies for our product candidates than those that we currently expect;
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
Risks Related to Development of Our Product Candidates
We depend almost entirely on the success of our lead product candidate, mavorixafor, which we are developing initially for the treatment of WHIM syndrome, for the treatment of SCN and chronic neutropenia disorders, for the treatment of Waldenström’s, and with a potential strategic partner, for the treatment of ccRCC. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor or any other product candidate.
Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of mavorixafor. We currently have no products for sale and may never be able to develop marketable drug products. We are conducting a global Phase 3 pivotal clinical trial of our lead product candidate, mavorixafor, and may be required to complete additional nonclinical studies and clinical trials before we can seek regulatory approval. We are also conducting Phase 1b clinical trials of mavorixafor for the treatment of SCN and chronic neutropenia disorders and for Waldenström’s. While we have investigated mavorixafor for the treatment of ccRCC, we do not intend to develop mavorixafor for this indication on our own. Our other programs, including X4P-002 and X4P-003, are still in the preclinical development stage. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:
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
Of the large number of drugs in development in the United States, only a small percentage receive FDA regulatory approval and are commercialized in the United States. We are not permitted to market mavorixafor or any other product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries or jurisdictions, such as the marketing authorization application (“MAA”) in the European Union from the European Medicines Agency (“EMA”). Prior to submitting an NDA to the FDA for approval of mavorixafor for the treatment of WHIM syndrome, we will need to successfully complete our current Phase 3 pivotal clinical trial of mavorixafor in patients with WHIM syndrome, and we may be required by the FDA to conduct additional clinical trials and/or nonclinical studies to support potential approval. Successfully completing clinical trials and obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA, or a comparable foreign regulatory authority, may delay, limit or deny approval of mavorixafor for the treatment of WHIM syndrome or other indications for many reasons, including, among others:
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
We may experience delays in our current or future clinical trials, including our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome, our Phase 1b clinical trial of mavorixafor for the treatment of SCN and chronic neutropenia disorders, and our Phase 1b clinical trial of mavorixafor for the treatment of Waldenström’s. As a result of the ongoing COVID-19 pandemic, we have experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and SCN and chronic neutropenia disorders. Clinical trials may be delayed, suspended or terminated for a variety of reasons, including the following:

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
•delay or failure in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•delay or failure in obtaining institutional review board (“IRB”) approval to conduct a clinical trial at each site;
•delays resulting from negative or equivocal findings of the Data Safety Monitoring Board (“DSMB”) if any;
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the rate at which we can recruit and enroll patients in testing our product candidates, and we have made certain assumptions about the rate at which we can enroll patients in our clinical trials. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing mavorixafor and any other current or future product candidates that we may develop as well as completion of required follow-up periods. For example, as a result of the ongoing COVID-19 pandemic, we have experienced, and expect to continue to experience, enrollment at a slower pace at certain of our clinical trial sites than initially expected. In addition, certain of our clinical trial sites have suspended enrollment due to facility closures, quarantine, travel restrictions and other governmental restrictions. As a result, our original expectations regarding the timing of results from our clinical trials of mavorixafor for the treatment of WHIM syndrome, SCN and chronic neutropenia disorders and Waldenström’s were delayed, which we expect will have a material adverse impact on our clinical trial plans and timelines.
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
We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, we are currently evaluating mavorixafor for the treatment of WHIM syndrome, chronic neutropenia and Waldenström’s, rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants.
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
If the commercial opportunity in WHIM syndrome, SCN and chronic neutropenia disorders or Waldenström’s is smaller than we anticipate, our potential future revenue from mavorixafor for the treatment of any of the diseases may be adversely affected and our business may suffer.
If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We are developing mavorixafor initially as a treatment for patients with WHIM syndrome and also as a treatment for other rare diseases, including primary immunodeficiencies such as SCN and chronic neutropenia disorders and cancer such as Waldenström’s. WHIM syndrome, SCN and chronic neutropenia and Waldenström’s each have a limited patient population.

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
It is critical to our ability to grow and become profitable that we successfully identify patients with WHIM syndrome, chronic neutropenia and Waldenström’s. Our projections of the number of people who have WHIM syndrome (or its other potential primary immunodeficiencies), SCN and chronic neutropenia disorders or Waldenström’s are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for each disease. The effort to identify patients for treatment is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the addressable patient population for our indications may be limited or may not be amenable to treatment with mavorixafor, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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

Our product development costs will increase if we experience delays in testing or marketing approvals. We have experienced delays in clinical trial site activation and slower patient enrollment in our Phase 3 clinical trial of mavorixafor in patients with WHIM syndrome and our Phase 1b clinical trial of mavorixafor in patients with Waldenström’s and SCN and chronic neutropenia disorders as a result of the ongoing COVID-19 pandemic. Significant preclinical study or clinical trial delays, including as a result of COVID-19, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, if they are approved, or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations.

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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for the treatment or prevention of rare diseases or conditions with relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983 (“Orphan Drug Act”), the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States. We received orphan drug designation from the FDA for mavorixafor for the treatment of WHIM syndrome in October 2018, and from the EMA in July 2019. If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication during that time period with some exceptions. A similar provision in the European Union allows 10 years of exclusivity in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that marketing exclusivity is no longer justified. Orphan drug exclusivity may be lost in both the United States and Europe under certain situations, such as the inability of the holder of the orphan drug designation to produce sufficient quantities of the drug to meet the needs of patients with the rare disease or condition or for certain other reasons.
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
If we obtain regulatory approval for a product candidate, it would be subject to extensive ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile and efficacy of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, these regulatory authorities may require labeling changes or the FDA may require establishment of a Risk Evaluation Mitigation Strategy (“REMS”) or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Progress reports are required at quarterly intervals, every six months and at annual intervals depending upon the country, and more frequently if serious adverse events occur.

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

Our lead product candidate, mavorixafor, is in clinical development for the treatment of WHIM syndrome, SCN and chronic neutropenia and Waldenström’s, respectively. We are aware of other companies that are developing CXCR4 inhibitors that are in a similar stage of development as mavorixafor, including Eli Lilly, Pfizer, Bristol-Myers Squibb (“BMS”), BioLineRx, Noxxon, Upsher-Smith, Polyphor and Glycomimetics. To our knowledge, there do not appear to be any competitors with programs in development for WHIM syndrome or SCN and chronic neutropenia disorders. With respect to chronic neutropenia, filgrastim injections (human granulocyte colony-stimulating factor (G-CSF)) and two biosimilars (Zarxio and Nivestym ) are FDA-approved to reduce the incidence and duration of afteraffects of severe neutropenia (e.g.‚ fever‚ infections‚ oropharyngeal ulcers) in symptomatic patients with congenital neutropenia‚ cyclic neutropenia‚ or idiopathic neutropenia. With respect to Waldenström’s, the Dana-Farber Cancer Institute has completed a pilot trial to study a BMS CXCR4 antibody (IV infusion) in the treatment of Waldenström’s patients with CXCR4 mutations. In Waldenström’s, there are several treatment approaches currently being developed, including targeted therapies and immunotherapies (as monotherapies and combination therapies), chemotherapy, stem cell transplantation, and cancer vaccines. With the exception of the BMS monoclonal antibody, none to our knowledge have a mechanism of action that interacts with the CXCR4 receptor.

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
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “ACA”), require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals and the ownership and investment interests of physicians and their immediate family members in such manufacturers, which will be expanded in 2022, to require applicable manufacturers to report such information regarding its payments and other transfers of value to physicians assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;
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
Our operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA and these other laws generally prohibit us, our officers and employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA violations, and may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which its international operations might be subject or the manner in which existing laws might be administered or interpreted.
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

The Tax Act also significantly changed the U.S. federal income taxation of U.S. corporations. However, there remain uncertainties and ambiguities in the application of certain provisions of the Tax Act and, as a result, we made certain judgments and assumptions in the interpretation thereof. The U.S. Treasury Department and the Internal Revenue Service (“IRS”) may issue further guidance on how the provisions of the Tax Act will be applied or otherwise administered that differs from our current interpretation. In addition, the Tax Act could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation on us. We continue to work with our tax advisors and auditors to determine the full impact the Tax Act and the CARES Act will have on us. We urge our investors to consult with their legal and tax advisors with respect to both the Tax Act and the CARES Act and the potential tax consequences of investing in our common stock.

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
Risks Related to Our Dependence on Third Parties
We have minimal experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are currently dependent on a single third party manufacturer for the manufacture of mavorixafor, the active pharmaceutical ingredient (“API”), and a single manufacturer of mavorixafor finished drug product capsules. If we experience problems with these third parties, the manufacturing of mavorixafor could be delayed, which could harm our results of operations.
We do not own or operate facilities for the manufacture of mavorixafor or any other product candidate. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently work exclusively with one manufacturer for the production of mavorixafor, the API, and a single manufacturer of mavorixafor finished drug product capsules. We cannot guarantee that these third parties will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic, which could negatively impact our supply chain activities and our clinical supply. While we believe we have adequate supply into 2022, this projection could prove to be incorrect.
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
Our business could be adversely affected by public health crises such as pandemics or similar outbreaks in regions where we have concentrations of clinical trial sites or other business operations, which could cause significant disruption in the operations of third party manufacturers and CROs upon whom we rely. The ongoing COVID-19 pandemic initially resulted in a variety of restrictions in order to reduce the spread of the disease, including state and local orders across the United States and other countries worldwide, which, among other things, have directed individuals to stay at their places of residence, directed businesses and governmental agencies to limit non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered restrictions on travel. While many such restrictions have been lifted and vaccination efforts are ongoing, we have elected to maintain a predominantly remote, hybrid working arrangement in the interest of minimizing risk to our employees. Additionally, governmental restrictions may be re-imposed in light of rising incidence of COVID-19 cases and the discovery of variants of the virus. While we expect vaccinated employees to return to our Boston headquarters in early 2022, we also anticipate that work-from-home arrangements will persist to some degree. The effects of our work-from-home policies, as well as any governmental restrictions on in-office work that may be implemented or re-implemented in the future, including occupancy limits and social distancing requirements, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions the speed of vaccination efforts, the efficacy of vaccines against current and future variants of the SARS-CoV-2 virus and other limitations on our ability to conduct our business in the ordinary course. In addition, because of the challenging immune profile of both immunodeficient patients and cancer patients, COVID-19 may impact our clinical trial patients more significantly than clinical trials with patients who are not immunocompromised. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, stay-at-home and similar government orders related to COVID-19, if instituted in new jurisdictions or re-imposed in jurisdictions where they were previously lifted, may adversely impact our business operations and the business operations of our CROs conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. Although vaccination efforts are ongoing, many businesses continue to operate remotely, with limited personnel or with other impacts as a result of the ongoing pandemic. We cannot guarantee that these third parties will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic, which could negatively impact our supply chain activities and our clinical supply. Early in the pandemic, we experienced challenges in providing trial drugs to patients enrolled in our clinical trials and where necessary and practical implemented direct-to-patient shipments from clinical sites. If the COVID-19 pandemic persists for an extended period of time and impacts the distribution system on which we rely or essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates, which would adversely impact our ability to carry out our clinical trials.

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
•delays or disruptions in the availability of clinical site staff, who, as healthcare providers, may have heightened exposure to COVID-19 or whose services may be diverted the care of COVID-19 patients or to vaccination efforts, would adversely impact our clinical trial operations;
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
The continued spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the ultimate economic impact brought by, and the duration of, COVID-19 is difficult to assess or predict, a sustained pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a sustained or deepened recession or market correction resulting from the spread of COVID-19 and the impacts of an enduring pandemic could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to evolve. The extent to which the ongoing COVID-19 pandemic will continue to impact our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, social distancing requirements, business closures in the United States and other countries, and the timing of the roll-out of coronavirus vaccines and the efficacy of those vaccines against current and future variants of the coronavirus and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole.

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
As of September 30, 2021, we had 79 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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
We are an “emerging growth company,” (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and may remain an emerging growth company until December 31, 2022. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of common shares during the three months ended September 30, 2021:

Period	(a) Number of shares or units purchased		(b) Average price paid per share or unit	(c ) Number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2021 - July 31, 2021	0			0	0
August 1, 2021 - August 31, 2021	229,885	(a)	$8.70	0	0
September 1, 2021- September 30, 2021	0			0	0
Total	229,885		$8.70	0	0
(a) Shares of common stock repurchased in satisfaction of a put option agreement by and between us and Abingworth Bioventures 8 LP, which was exercised and settled in August 2021. See Note 11 to the condensed consolidated financial statements contained herein.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
Not applicable.

Item 6.    EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of June 10, 2020.	8-K	3.1	06/10/2020	001-38295

3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295

10.1	Third Amendment to Option Agreement, dated July 15, 2021, by and between X4 Pharmaceuticals Inc. and Abingworth Bioventures 8 LP	8-K	10.1	7/15/2021	001-38295

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

X4 PHARMACEUTICALS, INC.

Date: November 4, 2021	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President and Chief Executive Officer

Date: November 4, 2021	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer