Form 10-K
period 2021-12-31
X4 Pharmaceuticals, Inc
filed 2022-03-17
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐   No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
On June 30, 2021, the aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant was approximately $158 million based upon the closing sale price on the Nasdaq Capital Market reported on June 30, 2021.

Independent Registered Public Accounting Firm	PricewaterhouseCoopers LLP	Boston, Massachusetts, US	Firm ID	238
As of March 14, 2022, there were 30,809,376 shares of the registrant’s common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, the (“2022 Proxy Statement”) for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the impact of the ongoing COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines;
•the diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic and its variants, including the diversion of hospitals serving as our clinical trial sites and of hospital staff or independent physicians supporting the conduct of our clinical trials;
•the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic;
•the potential benefits, including clinical utility, that may be derived from any of our product candidates;
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
•the benefits of U.S. Food and Drug Administration and European Commission designations, including, without limitation, Fast Track, Orphan Drug and Breakthrough Therapy;
•our commercialization, marketing and manufacturing capabilities and strategy;
•our ability to attract and retain qualified employees and key personnel;
•our competitive position and the development of and projections relating to our competitors or our industry;
•our expectations regarding our ability to obtain and maintain intellectual property protection;
•the success of competing therapies that are or may become available;
•our estimates and expectations regarding future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements or our need for additional financing;
•our plans to in-license, acquire, develop and commercialize additional product candidates;
•the impact of laws and regulations;
•our plans to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives;
•our ability to raise additional capital; and
•our strategies, prospects, plans, expectations or objectives.

You should refer to the section titled “Risk Factors” in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

Unless the context requires otherwise, references in this Annual Report to “X4”, “we”, “us” and “our” refer to X4 Pharmaceuticals, Inc. and its subsidiaries.

PART I
ITEM 1.     BUSINESS

Overview
We are late-stage clinical biopharmaceutical company focused on the research, development and commercialization of novel therapeutics for the treatment of rare diseases, with an initial focus on the treatment of people with immune system dysfunction. Our lead product candidate, mavorixafor, is a first-in-class, small molecule inhibitor of the chemokine receptor CXCR4 and is being developed as a once-daily oral therapy. Due to mavorixafor’s demonstrated ability to antagonize CXCR4 and improve the healthy maturation and trafficking of white blood cells (“WBCs”), we believe that mavorixafor has the potential to provide therapeutic benefit across a wide variety of diseases, including primary immunodeficiencies (“PIDs”) and certain types of cancer.

We are currently studying the safety and efficacy of mavorixafor in a global Phase 3 clinical trial for the treatment of Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”) syndrome, a rare, inherited PID caused by genetic mutations in the CXCR4 receptor gene. We are also conducting a Phase 1b clinical trial of mavorixafor in people with chronic neutropenia, and a Phase 1b clinical trial of mavorixafor in combination with the Bruton tyrosine kinase inhibitor (“BTKi”) ibrutinib in people with Waldenström’s macroglobulinemia (“Waldenström’s”), a rare B-cell lymphoproliferative disorder, and confirmed mutations to both the CXCR4 and MYD88 genes.

We completed enrollment in our global Phase 3 clinical trial of mavorixafor for the treatment of in WHIM syndrome, which we refer to as the “4WHIM trial”, in the third quarter of 2021, with 31 patients enrolled. We currently expect to report top-line data from the trial in the fourth quarter of 2022. The U.S. Food and Drug Administration (“FDA”) has granted certain special designations to mavorixafor, including Breakthrough Therapy Designation for the treatment of adults with WHIM syndrome, Fast Track Designation for adults with WHIM syndrome, and Rare Pediatric Designation for the treatment of people aged 12 to 18 with WHIM syndrome, which could result in accelerated review by the FDA. We have begun building our commercial team in anticipation of a possible New Drug Application (“NDA”) submission to the FDA in the second half of 2023, with the goal of obtaining approval for mavorixafor for the treatment of people in the United States, aged 12 and older, with WHIM syndrome should the final Phase 3 data support the filing of an NDA.

The incidence and prevalence of WHIM syndrome are not well established. Over the past several years, we have conducted multiple market research studies, querying both physicians and insurance databases, that have indicated that the prevalence of WHIM syndrome worldwide is significantly higher than previous registries have suggested. These studies have suggested that there may be as many as 3,700 WHIM patients in the United States based on certain WHIM-like phenotypes. In addition, in December 2021, we announced that our clinical and laboratory research had resulted in the identification of a new missense mutation (“D84H”) that shows gain-of-function signaling and WHIM disease phenotype. We believe that the frequency of the D84H mutation, as derived from broad population genomic databases, further supports our current WHIM prevalence estimate of 1,000 to 3,500 or more patients in the United States.

Following announcements of positive preliminary data from both of the ongoing Phase 1b clinical trials of mavorixafor during 2021, we have continued patient enrollment. Additional data are expected from the Phase 1b clinical trial in chronic neutropenia by the third quarter of 2022 and from the Phase 1b clinical trial in Waldenström’s in the second half of 2022.

Our Strategy
Our goal is to discover, develop, and commercialize novel therapeutics that address diseases resulting from dysfunction of the immune system by:
•Completing our ongoing global Phase 3 clinical trial to enable the approval of mavorixafor for the treatment of patients with WHIM syndrome. To date, we have reported positive data from our Phase 2 clinical trial with long-term extension of mavorixafor in patients with WHIM syndrome, achieving clinical proof-of-concept, observing long-term and clinically meaningful increases in neutrophil and lymphocyte counts, decreased frequency of infections, reductions in the number of wart lesions, and a favorable tolerability profile. We are conducting a global Phase 3 pivotal clinical trial, which we refer to as the 4WHIM trial, and completed enrollment in this trial in the third quarter of 2021.

•Driving community awareness of WHIM syndrome and building patient registries. We are building our efforts to increase awareness of underserved serious rare diseases, including WHIM syndrome, among patients, physicians, and their support systems. In addition to sponsored market research and outreach, we have partnered with key patient foundations and registries, including the Jeffrey Modell Foundation, University of Washington, Immune Deficiency Foundation, and Hopitaux Universitaires Est Parisien (Trousseau La Roche-Guyon). In addition, we have deployed a field force of Medical Science Liaisons (“MSLs”) and Patient Diagnostic Liaisons (“PDLs”) in the United States to further drive education and awareness of WHIM syndrome and to assist in identifying WHIM patients.

•Advancing mavorixafor in additional indications. To maximize the potential of mavorixafor, we have initiated two Phase 1b proof-of-concept clinical trials in two additional indications:
◦Chronic neutropenia: a Phase 1b clinical trial investigating the safety and efficacy of mavorixafor in patients with chronic idiopathic neutropenia is ongoing; preliminary results to date from the trial have been positive, with all patients reporting increases in WBCs, and absolute neutrophil, lymphocyte, and monocyte counts (“ANC,” “ALC,” and “AMC”).

◦Waldenström’s macroglobulinemia: a Phase 1b dose-ranging trial investigating the safety and efficacy of mavorixafor in combination with ibrutinib in patients with confirmed MYD88 and CXCR4 mutations is ongoing; preliminary results have been positive, with meaningful decreases in immunoglobulin M (“IgM”) levels, increases in hemoglobin, and a 100% overall response rate (“ORR”) seen in patients as of the data cut-off date of October 12, 2021.

•Advancing earlier-stage product candidates and leveraging insights into CXCR4 biology to further expand our pipeline. We have advanced X4P-003, a second-generation CXCR4 antagonist designed to have enhanced properties relative to mavorixafor, into pre-IND studies. We beleive this lead-optimization program could potentially enable us to pursue broader opportunities in CXCR4-dependent disorders and primary immunodeficiencies. Our second development program is X4P-002, a CXCR4 antagonist designed to cross the blood-brain barrier and provide appropriate therapeutic exposures to potentially treat brain cancers in combination therapy, which is being evaluted in IND-elabling studies. We may potentially expand the program to cover other CNS and non-CNS diseases where CXCR4 inhibitors may provide therapeutic benefit. In addition, we are also leveraging our insights into CXCR4 biology and our research capabilities to identify other targets and develop additional product candidates.

•Independently commercializing our product candidates in certain indications and geographies where we believe we can maximize value. Given the potential of our product candidates to treat a wide variety of diseases, we believe that it will be important to maintain our leadership role with respect to our development and commercialization efforts. We plan to independently develop therapeutic candidates in additional indications where we believe there are high unmet medical needs, including other rare diseases, and markets in that we believe we could successfully market and commercialize, if approved.

•Pursuing additional strategic collaborations for mavorixafor in immuno-oncology indications. Currently, we have an ongoing strategic collaboration under which we have licensed mavorixafor rights in China to Abbisko, a privately held immuno-oncology research and development company. Additionally, we intend to pursue strategic collaborations for future development and potential commercialization of mavorixafor in certain immuno-oncology indications in other global regions in order to maximize stockholder value of the program and our asset, while maintaining our focus on developing mavorixafor for the treatment of rare diseases.

Our Pipeline
X4 Pharmaceuticals, Data on File 1. Phase 2 open label trial extension (OLE) trial for WHIM ongoing 2. Company market research. Qessential market research, 2019 and IPM. ai artificial intelligence study, 2020 3. Estimate using Andersen et al. J Intern Med. 2016 Jun:279(6):566-75 4. WM Epidemiology Analysis Nemetz Group.

Our Focus on CXCR4
CXCR4, or C-X-C chemokine receptor type 4, is a G-coupled protein receptor, or GCPR, and its sole ligand is the chemokine CXCL12. Chemokines are signaling proteins that guide the migration of immune cells within the body by binding to receptors on the surface of target cells. When CXCR4 is stimulated by CXCL12, it plays a key role in regulating the expansion, maturation, and trafficking of white blood cells, or leukocytes, and maintaining healthy immune system function. (see Figure 1).

Figure 1: The CXCL12/CXCR4 Pathway: Regulators of Healthy Immune System Function

EXPANSION
MATURATION
TRAFFICKING
Hematopoetic Stem Cell (HSC)
CXCR4
CXCL12
Committed Lymphoid Progenitor Cell
Natural Killer (NK) Cells
T Lymphocytes
B Lymphocytes
Multipotent Stem Cell
Committed Myeloid Progenitor Cell
Neutrophils
Basophils
Eosinophils
Monocytes/ Macrophages
Platelets
Megakaryocyte
Red Blood Cells
Artery
Lymphocyte
Neutrophil
Monocyte
Platelet
Red blood cell
To lymph nodes, thymus, and spleen

Dysregulation of white blood cells contributes to a broad range of serious conditions with unmet medical needs. This dysregulation can be caused by several factors:

•In the case of PIDs, such as WHIM syndrome and certain neutropenia conditions, overstimulation or overactivation of the CXCR4 pathway can be caused by mutations in the CXCR4 receptor, called “gain of function” mutations, that immobilize WBCs in the bone marrow where they are produced. This can dramatically impact their ability to move into the blood and circulate throughout the body to maintain a healthy immune system.
•In certain lymphomas, such as Waldenström’s, CXCR4 pathway dysfunction can cause cancerous B cells to remain in the bone marrow, shielding them from effective cancer therapeutics and impacting the ability to maintain a healthy immune system.

We believe that the inhibition of the CXCL12/CXCR4 signaling pathway has the potential to improve immune cell maturation and trafficking and create therapeutic benefit across a wide variety of diseases, whether caused by CXCR4 mutation or not. In previous clinical and research studies, CXCR4 antagonism has been proven to: increase the maturation and mobilization of WBCs in all those dosed, including healthy volunteers, increase circulating neutrophils, lymphocytes, and monocytes, reduce bacterial and viral infections, and reduce lymphoma burden in combination with approved oncology therapeutics.

Further supporting this hypothesis, inhibition of the CXCR4 receptor has been validated by the FDA-approved product plerixafor for injection (marketed as Mozobil®). Plerixafor is a CXCR4 antagonist that has been shown to induce white blood cell mobilization and is used as an injectable therapy for short-term treatment in preparation for stem-cell transplants. In a published investigator-sponsored pilot study of WHIM patients, twice-daily injections of low-dose plerixafor demonstrated increased WBC counts and reduced infections and wart lesions. Plerixafor is not approved for the treatment of WHIM syndrome nor are we aware of any plans to develop and commercialize it as a treatment for patients with WHIM syndrome or any other immunodeficiencies.

Our Development of Mavorixafor
Our lead product candidate is mavorixafor, a first-in-class, oral, selective small molecule CXCR4 antagonist that inhibits receptor binding by CXCL12, the cognate ligand of CXCR4. Mavorixafor is designed to correct the abnormal signaling caused by the dysfunction of the receptor/ligand interaction and enable mobilization and trafficking of immune cells, increasing levels of circulating WBCs, including neutrophils, to improve immune system function.

To date, more than 200 patients in clinical trials have been dosed with mavorixafor, which has demonstrated a favorable tolerability profile. In these trials, we have observed drug exposure in patients, a 23-hour half-life, and the bioavailability of mavorixafor to support once-daily oral dosing, which we believe would provide convenient dosing and better patient compliance for chronic or life-long use, if approved.

In December 2021, we presented summary data supporting what we believe to be a broader potential for mavorixafor than previously understood:
•Ongoing studies across a wide variety of diseases, including WHIM syndrome, chronic idiopathic neutropenia Waldenström’s, and clear cell renal cell carcinoma (“ccRCC”), show that oral administration of mavorixafor increases blood neutrophils, lymphocytes, and monocytes durability over months.
•Mavorixafor efficacy has been observed with short-term and long-term treatment both alone and in combination with other therapies, including axitinib, ibrutinib, and granulocyte-colony stimulating factor (“G-CSF”).
•We believe that these results suggest that mavorixafor, through its mechanism of CXCR4 antagonism, has the potential to reduce the prevalence and/or severity of a broader array of immunodeficiencies than previously recognized, regardless of the presence or absence of CXCR4 mutations.

The manufacturing process for mavorixafor utilizes well established small molecule chemistry, creating the potential for a commercial product that can be supported by specialty pharmacy distribution.

Mavorixafor in WHIM Syndrome
PIDs are a group of more than 450 rare, chronic disorders in which flaws in the immune system cause increased susceptibility to infections and, in some cases, increased risk of cancers. WHIM syndrome is a rare PID that results from “gain of function” mutations in the single gene that encodes for the CXCR4 receptor. In healthy individuals, the CXCR4 receptor is typically internalized into the cell after CXCL12 binds to it, enabling the receptor to be appropriately “recycled” and the signaling to be diminished. In WHIM patients, however, a mutation truncates the intracellular portion of the CXCR4 receptor, which prevents the post-binding internalization (“normal recycling”) of the receptor. As a result, the CXCR4 receptor is maintained on the surface of the cell and is exposed to the ligand, which creates a perpetual “on” signal and retention of WBCs in the bone marrow where they are produced, leading to the chronic peripheral neutropenia, lymphopenia and monocytopenia that are the clinical hallmarks of WHIM syndrome.

In addition to life-long cytopenias, WHIM patients can clinically present with additional manifestations of the disease, such as warts related to infection with the Human Papilloma Virus (“HPV”). Based on publications from the French Severe Congenital Neutropenia Registry and the broader literature, it is estimated that between 30% and 40% of WHIM patients develop HPV-associated cancers as they age. Patients may also demonstrate low immunoglobulin, or IG, levels, also known as hypogammaglobulinemia and pathology assessments of bone marrow samples (aspirates) of patients with WHIM syndrome show a hyper-dense population of pre-apoptotic immune cells in the bone marrow, a condition known as myelokathexis. These conditions reduce the body’s ability to achieve a healthy immune response.

For a diagnosis of WHIM syndrome, all four classic characteristics of warts, hypogammaglobulinemia, infections, and myelokathexis do not need to be present, which can complicate the diagnosis of these patients. Genetic testing is used to definitively diagnose WHIM syndrome by confirming the presence of a mutation in the CXCR4 receptor where only one mutated gene needs to be affected to cause the disorder. The diagnosis of WHIM syndrome may occur at any age: about one-half of reported patients are diagnosed as children, primarily before of at the age of 18 years, with the other half diagnosed as adults, mostly between 18 and 40 years of age.

The incidence and prevalence of WHIM syndrome are not well established. We believe that this is due to the relatively recent understanding of the genetics underlying WHIM syndrome, lack of universal or accessible genetic testing, and limited medical education and awareness of the disease, which is in part driven by the lack of available disease-modifying treatments. Based on a preliminary independent market research study that we sponsored in the U.S. conducted by a third-party research firm, we believe that the prevalence of WHIM syndrome worldwide is significantly higher than previous registries suggest. The study solicited input from community-based physicians of different specialties, including physicians focused on non-malignant hematology, immunology, dermatology, pulmonology, and infectious diseases, who are known to manage and/or treat patients with WHIM syndrome. The 212 physicians across these specialties identified to participate in this study reported more than 1,700 patients in the United States with genetically confirmed or highly probable WHIM syndrome. In addition, we have also completed a study using artificial intelligence, interrogating a database of approximately 300 million American lives that included up to 10 years of insurance claims on diagnoses, drug treatments, procedures, and treatment pathways. This study suggests that there may be as many as 3,700 WHIM patients in the United States based on the WHIM-like phenotypes described.

In December 2021, we announced that our clinical and laboratory research has resulted in a broader understanding of the spectrum of WHIM syndrome, both phenotypically and genotypically. The first CXCR4 mutation determined to cause WHIM syndrome was identified in 2003. Since then, several CXCR4 mutations have been identified as “gain of function” mutations causing WHIM syndrome. Our research has subsequently identified a new missense mutation, called D84H, that is relatively frequent in the general population. The D84H mutation is the first mutation to be identified outside of the C-terminus of the CXCR4 receptor showing gain-of-function signaling and WHIM disease phenotype. We believe that the frequency of the D84H mutation, as derived from broad population genomic databases, further supports our current WHIM prevalence estimate of 1,000 to 3,500 or more patients in the United States. Our research into additional WHIM-causing genetic mutations and expanded understanding of the clinical phenotype is ongoing.

Clinical Development of Mavorixafor in WHIM Syndrome
Our approach to treating WHIM syndrome involves blocking abnormal CXCR4 signaling using our CXCR4 antagonist candidate, mavorixafor. Mavorixafor has been shown to bind to the mutated CXCR4 receptor in a manner that blocks the receptor from being stimulated by CXCL12 regardless of the presence of the ligand, enabling WBCs to properly mature and release into the bloodstream, restoring normal immune cell numbers and function.

In January 2017, we initiated a Phase 2 clinical trial of mavorixafor for the treatment of patients with WHIM syndrome. This trial was an open-label, dose-escalation trial in eight WHIM patients conducted at two sites in the United States and Australia pursuant to an Investigational New Drug (“IND”) application that we submitted to the FDA in June 2016. The primary objective of the Phase 2 clinical trial was to determine the safety and tolerability of mavorixafor and to determine the dose of mavorixafor for exploration in a Phase 3 pivotal clinical trial. The secondary objective of the Phase 2 trial was to evaluate the potential efficacy of mavorixafor in patients with WHIM syndrome by measuring biomarkers, specifically absolute neutrophil and lymphocyte counts, over 24-hour dosing cycles. The frequency of infections, antibiotic use, hospitalizations, severity of warts lesions, and vaccine titer levels, among other metrics, were also examined. To be included in the trial, patients must have had a confirmed genetic diagnosis of WHIM syndrome, be at least 18 years of age and have a neutrophil count equal to or less than 400/µL or a lymphocyte count equal to or less than 650/µL. Patients who had been infected with the human immunodeficiency virus (“HIV”) were excluded from the trial, as were patients with recent exposure to plerixafor.

In the trial, patients received escalating doses of mavorixafor starting at 50 mg once daily to up to 400 mg once daily. Patients received starting doses higher than 50 mg once daily as the trial progressed based on the safety and biomarker response data of earlier patients enrolled in the trial. Patients were dose-escalated from their starting dose based on an in-hospital 24-hour measurement of ANC and ALC above or below the pre-defined target thresholds of 600/µL and 1,000/µL, respectively.

We completed the dose-titration portion of the Phase 2 clinical trial in March 2018 and, based on the reported results, the Data Review Committee recommended the Phase 3 dose of 400 mg administered once daily. The choice of time above threshold for absolute neutrophil count (“TAT-ANC”), defined as the number of hours during which the absolute neutrophil count is raised above a 500 cells per microliter threshold, was selected as the primary endpoint of the Phase 3 clinical trial.

Results from the dose-titration portion of the trial were as follows:
•Mavorixafor was not associated with any treatment-related serious adverse events and was observed to be well tolerated in daily doses of up to 400 mg for durations of up to 400 days. Treatment-related adverse events reported were dry mouth (n=2), nausea (n=4), dry eye (n=1), nasal dryness (n=2), dyspepsia (n=1), conjunctivitis (n=1) and rash (n=1). All adverse events were Grade 1 (mild).
•ANCs were increased in total numbers (cells/µL) as well as duration of increase (hours) over the course of the intra-day assessment. The increase in ANC vs. pre-dosing levels was observed in all evaluable patients in the trial (n=7). In five of seven patients (71%), ANCs were consistently elevated above the pre-defined target threshold of 600/µL at peak as well as throughout the 24-hour assessment period.

•Similarly, ALCs were increased in total numbers (cells/µL) as well as duration of increase with the treatment of mavorixafor. The increase in ALCs were observed in all evaluable patients (n=7) with six of seven patients (86%) exceeding the pre-defined target threshold of 1,000/µL for ALCs (the lower limit of normal) throughout the 24-hour assessment period. (These thresholds of 600/µL for ANCs and 1,000/µL for ALCs correspond to the National Cancer Institute’s adverse event grading system, which considers ANCs below 500/µL to be severe or life threatening and ALCs of 1,000/µL within the range of healthy individuals.)
•Patients experienced improved infection rates, as reported by patients and the trial investigators.
•Significant and visible reductions in wart lesions were also reported in a patient with a history of untreatable severe wart lesions.

Following completion of the dose-titration portion of the Phase 2 clinical trial, patients were allowed to continue on study drug in a Phase 2 open-label extension trial. In June 2020, we announced the following positive data from the open-label extension portion of the Phase 2 clinical trial:
•Sustained, dose-dependent increases in WBCs, ANC, and ALC were achieved; higher doses of mavorixafor were shown to increase the TAT-ANC at least 4.5-fold versus the TAT-ANC at lower doses.
•These long-term hematological improvements correlated with fewer infections and reduced numbers of cutaneous warts.
◦A decreased yearly infection rate from 4.63 [95%CI 3.3,6.3] events in the 12 months prior to the trial, to 2.27 [95%CI 1.4, 3.5] events when treated with mavorixafor at higher doses once daily; notably, deeper reductions in yearly infection rates correlated with increased time on treatment.
◦The patients with cutaneous warts on hands and/or feet at baseline achieved an average 75% reduction in the number of warts.
•Mavorixafor was well-tolerated for the extended duration of up to more than two years without any attributable serious adverse effects.

In December 2021, we announced the following additional data from the Phase 2 open-label extension trial of mavorixafor in WHIM patients:
•Mavorixafor continued to show durable increases in neutrophils, lymphocytes, and monocytes, sustained improvements in infections and warts, and has been well tolerated (median treatment duration = 148.4 weeks).
•Decreases in mean annualized infection rates correlated well with TAT-ANC.
•Standardized patient interviews revealed that long-term treatment with mavorixafor was well tolerated and continued to demonstrate beneficial treatment effects, including decreased frequency, severity, and duration of infections and fewer hospital/doctor visits.

In June 2019, we initiated 4WHIM, a pivotal, global, randomized, double-blind, placebo-controlled, multicenter Phase 3 clinical trial designed to evaluate the efficacy and safety of mavorixafor in genetically confirmed WHIM patients. Originally designed to enroll 18-28 patients, the trial achieved full enrollment in September 2021, with 31 patients who are aged 12 and older receiving either 200-400 mg mavorixafor or placebo orally once daily for 52 weeks; all patients then become eligible to receive treatment with mavorixafor in an open-label trial extension. The primary endpoint of the 4WHIM trial is a clinically relevant reduction of duration of severe neutropenia as measured by the increase in TAT-ANC (500 cells per microliter) in peripheral blood. Secondary endpoints include time above threshold-absolute lymphocyte count (TAT-ALC) of ≥ 1000 cells/μL over a 24-hour period, a composite clinical efficacy endpoint for mavorixafor based on total infection score and total wart change score, total wart change score for mavorixafor based on central blinded, independent review of 3 target skin regions, total infection score for mavorixafor based on number and severity of infections adjudicated by a blinded, independent adjudication committee; and a number of quality-of-life measurements and other exploratory endpoints.

The FDA has granted several special designations for mavorixafor in the WHIM indication that could result in accelerated review, should the clinical results of the 4WHIM study support an NDA filing. The FDA has granted Breakthrough Therapy Designation for mavorixafor for the treatment of adults with WHIM. The FDA has also granted Fast Track Designation for mavorixafor for adults with WHIM and Rare Pediatric Designation for mavorixafor for the treatment of WHIM patients aged 12 to 18.

We currently expect to report top-line data from the 4WHIM trial in the fourth quarter of 2022 and are targeting submission to the FDA of an NDA in the second half of 2023 with the goal of obtaining approval for mavorixafor for the treatment of people in the United States, aged 12 and older, with WHIM syndrome should the final Phase 3 data support the filing of an NDA.

Limited Current Treatment Landscape for WHIM Syndrome

Currently, there are no approved targeted therapies for the treatment of WHIM syndrome and care is limited to the treatment of the syndrome’s different symptoms. The care of WHIM patients is mainly focused on the prevention and management of infections. None of these treatments, however, has been clinically proven to be effective for treating WHIM syndrome nor do any address the underlying cause of this multi-faceted disease, the genetic defect of the CXCR4 receptor. Current symptoms and their limitations are as follows:
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

•Hypogammaglobulinemia: Intravenous or subcutaneous immunoglobulin (“IG”) administration, referred to as IVIG or SCIG, respectively, can be administered to patients with low IG levels. In WHIM patients, the administration of IG therapies raises IG levels, but has shown no impact on circulating leukocytes and limited or no impact on immune responses. IG treatment of patients with WHIM syndrome is based on empirical and anecdotal evidence, and there are no clinical data demonstrating the efficacy of IG treatment for WHIM syndrome. IG treatment also does not treat or protect against HPV-associated symptoms and diseases, such as warts and certain cancers. Furthermore, IG administration is costly and time consuming.

•Infections: Bacterial infections are managed with antibiotics. Acute infections usually resolve, although we are aware of reports from clinicians citing death due to pneumonia or sepsis in young WHIM patients. Importantly, even with antibiotic use, infections recur more frequently and persist longer in patients with WHIM syndrome. Further, the toll of multiple, chronic infections in WHIM patients has been known to lead to devastating irreversible pathologies such as hearing loss due to chronic ear infections and bronchiectasis, or damaged lung airways. Patients are sometimes given granulocyte-colony stimulating factor, or G-CSF, to increase neutrophil counts, but G-CSF has demonstrated little, if any, impact on lymphopenia or the incidence of infections in WHIM patients. In a small registry of eight WHIM patients in France, three of the four patients who received G-CSF continued to have persistent, repeated infections. Side effects of G-CSF have been reported to include disabling bone pain, which can be more severe in certain age groups. Additional, less common, treatment-limiting complications of chronic G-CSF administration include myelofibrosis and leukemia.

•Myelokathexis: G-CSF is sometimes used to treat the myelokathexis characteristic of WHIM syndrome to try to increase the number of neutrophils outside of the bone marrow, but G-CSF has no effect on lymphocytes and other types of white blood cells. Side effects of G-CSF can include mild to severe bone pain, myelofibrosis, and leukemia.

While the costs of managing the chronic impact of WHIM syndrome are unknown, the per-patient cost of treating PIDs that are similar to WHIM syndrome, based on drug costs alone, exceeds $100,000 per year in the United States for therapies such as antibiotics, IVIG, SCIG and/or G-CSF, despite the limited effectiveness of these treatments. Beyond these estimated direct costs, other costs associated with direct and indirect management of the disease, such as repeated immunization, physician visits, or hospitalizations, have not been quantified but are likely to be significant. We believe that there is a significant need for a treatment targeting the underlying excessive signaling caused by mutations to the CXCR4 receptor, which is the established cause of WHIM syndrome.

Mavorixafor for the treatment of Chronic Neutropenia (“CN”)
Due to its demonstrated ability to broadly and durably elevate WBCs including neutrophils, we believe that mavorixafor may be useful in the treatment of patients with severe congenital neutropenia, or SCN, and other chronic neutropenia disorders. Chronic neutropenia is defined as periods lasting more than three (3) months persistently or intermittently where there are abnormally low levels of neutrophils circulating in the blood, and may be congenital, idiopathic, or cyclic. Like WHIM syndrome, chronic neutropenia disorders, including SCN, are rare blood conditions similarly characterized by increased risks of infections and cancer due to abnormally low levels of neutrophils in the body. In all cases, the CXCL12/CXCR4 pathway is the key regulator of neutrophil release from the bone marrow.Additionally, some sub-types of CN have mechanisms that overlap with signaling of the CXCL12/CXCR4 pathway.

We recently completed an electronic medical records study to better understand the risk of serious or severe infection in people with CN in the United States, analyzing the medical records of 44 healthcare organizations treating approximately 66 million patients. The analysis examined patients who had experienced at least two Serious Infections Events (“SIEs”) following a documentation of chronic neutropenia in each calendar year compared with those who did not have neutropenia. SIEs are defined as infections requiring hospitalization or intravenous antibiotics or that result in disability or death. The results of this analysis indicated that the incidence rate of SIEs per 100,000 person days was increased for all levels of chronic neutropenia: it was two times greater for patients with any chronic neutropenia (ANC less than 1,500 cells per microliter) and four times greater for patients with severe congenital neutropenia (ANC less than 500 cells per microliter). The risk of serious infection increased with the worsening of neutropenia. Approximately 25% of patients with chronic neutropenia had at least 2 SIEs in the latest calendar year examined, which was 2019.

Based on this analysis, an initial extrapolation from the approximate 66 million patient sample to the total U.S. population would yield 20,000 patients with CN, with a prevalence of ~7 in 100,000. X4 plans to continue to refine this estimate based on additional analyses, as prevalence estimates vary in rare disease.

G-CSF is the current standard of care for CN and is used to stimulate the bone marrow to produce neutrophils. Side effects of G-CSF include disabling bone pain, which can be more severe in certain age groups. Additional, less common, treatment-limiting complications of chronic G-CSF administration include myelofibrosis and leukemia. In CN cases that are unresponsive to G-CSF, or if leukemia has developed, bone marrow transplants have been made with varying degrees of success. Bone marrow transplantation is often applied to severe neutropenia from bone marrow failure. Bone marrow transplants bring additional risks into the management of the disorders.

Clinical Development of Mavorixafor in Chronic Neutropenia
We are conducting a proof-of-concept, Phase 1b clinical trial designed to assess the safety and tolerability of daily, oral mavorixafor in participants with SCN and other chronic neutropenia disorders. In addition, the trial is evaluating the neutrophil response in these patient populations as an independent agent or in combination with G-CSF. The trial is now enrolling patients with moderate and severe congenital neutropenia to assess the safety and tolerability of one dose of mavorixafor and to measure the effect of this one dose on patient neutrophil counts in the peripheral blood. Originally designed to enroll up to 45 patients in total and treated for 14 days, we have reduced the enrollment goal in the trial to include up to 25 patients across a variety of neutropenia conditions; and reduced the treatment duration from 14 days to 1 day. Our data shows one day of treatment is sufficient to assess bone marrow reserve and response to mavorixafor, and we believe approximately 25 study participants will be sufficient to complete the enrollment goals of the trial.

In December 2021, we announced initial results from the ongoing mavorixafor Phase 1b clinical trial in patients with CN. Four adult patients with chronic idiopathic neutropenia taking stable, daily injections of G-CSF had their WBCs, ANC, ALC, and AMC measured over 6 hours the day before and on the following day after administration of the first dose of mavorixafor. The results from the trial showed a clear and consistent elevation of WBCs, ANC, ALC, and AMC in all 4 patients, which was seen after 1 hour and sustained over 6 hours. We expect to announce additional data from this ongoing Phase 1b clinical trial by the third quarter of 2022.

Mavorixafor in Waldenström's macroglobulinemia
We believe that mavorixafor may be used to treat certain blood cancers, including Waldenström’s. Waldenström’s is a rare form of non-Hodgkin’s lymphoma and B-cell lymphoproliferative disorder most often caused by mutations in a gene for MYD88. Approximately 30-40% of all Waldenström’s patients have been shown to have second mutation, a somatic WHIM-like activating mutation in the CXCR4 gene in the cancer cells that define this rare form of lymphoma. Mutational status influences both clinical presentation and prognosis as well as provides potential implications for therapeutic options. Patients with the CXCR4 mutations have higher serum immunoglobulin M (“IgM”) levels and greater incidence of symptomatic hyperviscosity. These patients also have a worse prognosis and weaker responses to treatment with Bruton tyrosine kinase (BTK) inhibitors.

In Waldenström’s, somatic mutations of CXCR4 have been found to be associated with activating and pro-survival signaling of tumor cells, as well as the possible acquisition of resistance to several drugs, including anti-CD20 monoclonal antibodies, and BTK inhibitors, such as ibrutinib, the current standard of care. For example, Waldenström’s patients with a CXCR4 mutation who have been treated with ibrutinib have generally not responded as well to treatment as compared to patients without a CXCR4 mutation. Seminal work from Dr. Steven P. Treon M.D., Ph.D., of Harvard Medical School and colleagues, have demonstrated that patients with the double mutation (MYD88/CXCR4-WHIM) have a lower rate of Very Good Partial Response, or VGPR, and Minor Response (“MR”) as well as longer time to MR (31% vs. 7% VGPR, 94% vs. 71% for MR and 1 month to MR in the single-mutation vs. 7.3 months in the double-mutation population). This is true in treatment-naïve patients with similar worse outcomes in the double-mutation population shown by both Drs. Treon and Buske in previously treated patients.

Clinical Development of Mavorixafor in Waldenström's Macroglobulinemia
In December 2019, we initiated a Phase 1b clinical trial of mavorixafor, in combination with ibrutinib, in patients with Waldenström’s and confirmed MYD88 and CXCR4 genetic mutations. The ongoing Phase 1b, open-label, multicenter, single-arm clinical trial examines intra-patient dose escalation, safety, pharmacokinetics, and pharmacodynamics of mavorixafor in combination with ibrutinib in 12 to 18 patients aged 18 years or older. In the trial, all three cohorts (Cohorts A, B and C) are dosed with oral, once-daily doses of ibrutinib 420mg. In Cohorts A and B, patients are initiated on a dose of oral, once-daily 200 mg mavorixafor (low dose) and are escalated to 400mg mavorixafor (mid-dose) after 28 days if tolerated and no dose-limiting toxicities are observed in at least five of six participants. Patients in Cohort C are initiated a does of oral, once daily 400mg mavorixafor. Participants are escalated to 600mg mavorixafor (high dose) after 400 mg mavorixafor is deemed tolerable. All patients are followed in the trial for adverse events and change from baseline in serum IgM and hemoglobin, pharmacokinetics, and pharmacodynamic markers, including peripheral WBCs and clinical response. Clinical responses are also determined over time.

In December 2021, we announced clinical results from the ongoing Phase 1b dose-ranging clinical trial:
•As of the data cutoff of October 12, 2021, 16 patients were enrolled, with 14 being evaluable, all evaluated at low- (200 mg) and mid-level (400mg) dosing of mavorixafor. The median duration of treatment at that time was 272.5 days (range 33-435 days) and 12 patients remained on study.
•For all patients on study at that time, including both frontline and refractory, the median level of serum IgM reduced from 47.2 g/L (n=14) at baseline to 7.73 g/L (n=3) after 12 months of treatment.
•In 10 patients evaluable for response, the ORR was 100% (ORR defined as a greater than 25% but less than 50% reduction in serum IgM), with four achieving a Major Response (greater than 50% reduction in serum IgM), including one Very Good Partial Response of greater than 90% reduction in serum IgM.
•The median level of hemoglobin approached normal, increasing by approximately 38 g/L from baseline (n=14) to month 12 (n=3).
•Overall, the combination of mavorixafor and ibrutinib was tolerated with a manageable safety profile at the low- and mid-level dosing of mavorixafor.

The trial has successfully enrolled patients to assess the safety of the 600mg dose; no dose limiting toxicities occurred and all patients in the trial at the 400mg dose are now eligible to be dose-escalated to the 600mg dose of mavorixafor. We anticipate reporting additional data from this trial during the second half of 2022.

This trial is being conducted as part of a collaboration with The Leukemia & Lymphoma Society (“LLS”) to accelerate the development of mavorixafor for the treatment of Waldenström’s. Mavorixafor was selected for LLS’s Therapy Acceleration Program®, a strategic initiative where LLS builds business alliances and collaborations with biotechnology companies and academic researchers to speed the development of new therapies for blood cancers.

Mavorixafor in Immuno-Oncology Indications
In solid tumors, the tumor micro-environment (“TME”) consists of the tumor cells and cancer associated fibroblasts (“CAFs”), each of which overproduce growth factors and chemokines to support immune-suppression and malignant cell proliferation and growth. Evidence suggests that the pro-tumor signals between tumor cells and CAFs occur, in part, through chemokine signaling, including through the over-production of CXCL12. The CXCL12/CXCR4 pathway has been shown to be overstimulated in more than 20 solid and blood-derived tumor types. Excessive stimulation of CXCR4 due to high concentrations of CXCL12 influences the trafficking of immune cells, including myeloid-derived suppressor cells, or MDSCs, CD4+ regulatory T cells (“Tregs”), CD8+ T cells (“killer T cells”), and mature dendritic cells. We believe that blocking CXCR4 overstimulation can lead to improved immune cell trafficking and increase the absolute number of CD8+ T-cells, thereby also increasing the ratio of CD8+ T-cells to Tregs in the TME, turning the TME from an immunosuppressive environment to an immunostimulatory one.

Previously, we have completed three clinical trials in solid tumors (two in clear cell renal cell carcinoma, one in melanoma) to explore the impact of mavorixafor on relevant tumor biomarkers and clinical responses. In all studies, combination of mavorixafor with standard of care proved to be well-tolerated and showed favorable impact on key immune-response biomarkers (e.g. increased proliferation of CD8+ T-cells and CD8+ T-cells to Treg ratios in the TME) and improvement in clinical metrics (response rates) vs. historical controls of single-agent standard of care. On-going trials in triple-negative breast cancer are being undertaken by Abbisko, our strategic partner for development and commercialization in greater China. Future development and potential commercialization of mavorixafor in potential immuno-oncology indications in markets outside of greater China will be pursued only as part of additional potential strategic collaboration(s).

Earlier-Stage Candidates and Research Efforts
We are also advancing two early stage candidates: X4P-003, a second-generation CXCR4 antagonist designed to have enhanced properties relative to mavorixafor, potentially enabling broader opportunities in CXCR4-dependent disorders and primary immunodeficiencies; and X4P-002, a CXCR4 antagonist with a unique distribution profile for potential use in CXCR4-dependent diseases in the periphery, but also with the ability to cross the blood-brain barrier and provide appropriate therapeutic exposures to treat brain cancers and other diseases where exposure in brain is essential. We anticipate that we will file an IND application for X4P-002 in the second half of 2022.
Competition
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Other firms also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors with us, particularly through collaborative arrangements with large and established companies.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize therapeutics that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain marketing approvals for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in some cases insurers or other third-party payors, including government programs, seek to encourage the use of generic products. This may have the effect of making branded products less attractive to buyers from a cost perspective.

We are aware of other companies that are developing CXCR4 inhibitors that are in a similar stage of development as mavorixafor, including BioLineRx (motixafortide), Noxxon (NOXA12), Upsher-Smith, Polyphor (Balixafortide) and Glycomimetics (GMI1359). To our knowledge, there do not appear to be any competitors with programs in development for WHIM syndrome or CN. With respect to chronic neutropenia, filgrastim injections (human granulocyte colony-stimulating factor (“G-CSF”)) and two biosimilars (Zarxio and Nivestym) are FDA-approved to reduce the incidence and duration of after-effects of severe neutropenia (e.g.‚ fever‚ infections‚ oropharyngeal ulcers) in symptomatic patients with congenital neutropenia‚ cyclic neutropenia‚ or idiopathic neutropenia.

In Waldenström’s, there are several treatment approaches currently being developed, including targeted therapies and immunotherapies (as monotherapies and combination therapies), chemotherapy, stem cell transplantation, and cancer vaccines. To our knowledge, only mavorixafor is targeting the CXCR4 pathway. The Bristol Meyers Squibb anti CXCR4 antibody was discontinued from development.

Manufacturing
We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of mavorixafor or any of our other product candidates. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop.

We currently have a master services agreement (“the Aptuit Agreement”) in place with Aptuit (Oxford) Ltd (“Aptuit”), pursuant to which Aptuit develops and manufactures the active pharmaceutical ingredient, or API, for mavorixafor. We use this mavorixafor drug substance in our Phase 3 clinical trial for the treatment of WHIM and in our other clinical trials. Aptuit is our sole supplier for mavorixafor drug substance and is currently manufacturing mavorixafor drug substance at a commercially relevant scale to support our ongoing and anticipated future clinical trials.

The term of the Aptuit Agreement expires on February 19, 2024 unless terminated by us and/or Aptuit as follows: (i) by mutual agreement of the parties; (ii) by us, if there is a material breach by the other party that remains uncured; (iii) by us, in the event of insolvency or bankruptcy of Aptuit; or (iv) by either party, upon 30 days’ written notice.

We also have a master services agreement in place with Mayne Pharma Inc. (“Mayne Pharma”), which is our sole manufacturer for the final capsule drug product formulation of mavorixafor for use in our clinical trials. The term of the master services agreement expires on September 10, 2023, and may be terminated by (1) us upon 30 days-notice to Mayne Pharma or (2) by either party following a material breach by the other party that remains uncured for 30 days.

We obtain the supplies of our active pharmaceutical ingredient (“API”) and drug products from Aptuit and Mayne Pharma pursuant to typical industry standard clinical supply agreements. We believe that both API and drug product manufacturers have the capability and capacity to manufacture currently projected clinical trial supply and commercial volumes of mavorixafor and we are engaged in active discussions with both parties to plan anticipated commercial manufacturing arrangements. We obtain the supplies of our product candidates from these manufacturers under master services contracts and specific work orders. However, we do not have long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply or a second source for API. If any of our current manufacturers becomes unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying and qualifying such replacements.
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

We are obligated to pay Genzyme milestone payments in the aggregate amount of up to $25 million, contingent upon our achievement of certain late-stage regulatory and sales milestones with respect to licensed products, and tiered royalties based on net sales of licensed products that we commercialize under the Genzyme agreement. Our obligation to pay royalties for each licensed product expires on a country-by-country basis on the latest of (i) the expiration of licensed patent rights that cover that licensed product in that country, (ii) the expiration of regulatory exclusivity in that country and (iii) ten years after the first commercial sale of such licensed product in that country. Royalty rates are subject to reduction under the agreement in specified circumstances, including in any country if we are required to obtain a license from any third party to the extent our patent rights might infringe the third party’s patent rights, if a licensed product is not covered by a valid claim in that country or if sales of generic products reach certain thresholds in that country. Sublicenses that we enter into under the Genzyme agreement, including our license agreement with Abbisko obligate us to pay Genzyme a percentage of certain upfront, maintenance fees, milestone payments and royalty payments paid to us by the sublicensee.
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
Under the terms of the Georgetown agreement we paid a one-time only, upfront fee of $50 thousand, and we may be required to pay milestone payments of up to an aggregate of $800 thousand related to commercial sales of a licensed product. We are responsible for all patent prosecution costs incurred with respect to the licensed patents. We are obligated under the agreement to use commercially reasonable efforts to develop and commercialize licensed product, to make licensed product reasonably available to the public, to obtain government approvals for licensed product and to market licensed product in quantities sufficient to meet the market demand.
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
License Agreement with Beth Israel Deaconess Medical Center
In December 2016, we entered into a license agreement with Beth Israel Deaconess Medical Center, or BIDMC, pursuant to which we obtained an exclusive, worldwide license to make, have made, use, sell, offer for sale and import of licensed products and certain processes covered by licensed patent rights co-owned by BIDMC and a nonexclusive royalty-free right to use certain information pertaining to any invention claimed in the licensed patents that is owned by BIDMC to develop, make, have made, use, have used, sell, have sold and commercialize such licensed products and processes. The rights licensed to us are for all fields of use. We have the right to grant sublicenses of the licensed rights to third parties to the extent consistent with the terms of the BIDMC agreement.
Under the terms of the BIDMC agreement we paid a one-time only, upfront fee of $20 thousand and we are responsible for all future patent prosecution costs.

The term of the BIDMC agreement will continue until the expiration of the last valid claim within the patent rights covering the licensed product. BIDMC may terminate the agreement in the event (i) we fail to pay any amount and fail to cure such failure within 15 days after receipt of notice, (ii) the insurance coverage that we are obligated to maintain under the agreement is terminated and we fail to obtain replacement insurance within a certain period of time following notice to BIDMC, or (iii) we declare insolvency or bankruptcy. In addition, if we are in material breach of any material provisions of the BIDMC agreement and fail to remedy such breach within 60 days after receipt of notice, BIDMC may terminate the BIDMC agreement or terminate any licenses granted under the BIDMC agreement with respect to the country or countries in which such material breach has occurred. We may terminate the BIDMC agreement at any time upon at least 90 days’ written notice.
License Agreement with Dana Farber Cancer Institute
In November 2020, we entered into a license agreement with Dana Farber Cancer Institute (“DFCI”) pursuant to which we obtained a non-exclusive, worldwide license to use, make, have made, develop, market, import, distribute, sell and have sold licensed products and certain processes covered by licensed patent rights owned by DFCI. The rights licensed to us are for the therapeutic use of our CXCR4 antagonists for the treatment of Waldenström’s in combination with BTK inhibitors, including ibrutinib. We have the right to grant sublicenses of the licensed rights to third parties to the extent consistent with the terms of the DFCI agreement.

Under the terms of the DFCI agreement we paid a one-time, upfront fee of $25 thousand and we are responsible for the reimbursement of certain future patent prosecution cost and the payment of an annual maintenance fee. We are obligated to pay DFCI milestone payments in the aggregate amount of up to approximately $32 million, contingent upon our achievement of certain regulatory and sales milestones with respect to licensed products, and a flat royalty based on net sales of licensed products that we commercialize under the DFCI agreement.

The term of the DFCI agreement will continue until the expiration of the last valid claim within the patent rights covering the licensed product. DFCI may terminate the DFCI agreement in the event (i) we fail to pay any amount and fail to cure such failure within 30 days after receipt of notice, (ii) we cease to carry on our business with respect to the licensed products or process, (iii) the insurance coverage that we are obligated to maintain under the DCFI agreement is terminated and we fail to obtain replacement insurance within a certain period of time following notice to DFCI, (iv) we fail to comply with certain diligence obligations and cure any such default within 60 days after receipt of written notice, (v) we have granted a sublicense without notifying DFCI or on terms inconsistent with the terms required of sublicenses under the DCFI agreement, (vi) an officer of our company, an affiliate or sublicensee is convicted of a felony relating to the manufacture, use, sale or importation of a licensed product, (vii) we or any of our affiliates, sublicensees or sublicensees’ affiliates initiate a patent challenge of the patents licensed under the DFCI agreement or assists others in doing so or (viii) we declare insolvency or bankruptcy. In addition, if we are in material breach of any material obligations under the DFCI agreement and fail to remedy such breach within 90 days after receipt of notice, DFCI may terminate the DFCI agreement or terminate any licenses granted under the agreement. We may terminate the DFCI agreement at any time upon at least 90 days’ written notice.
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

Pursuant to the agreement with Abbisko, upon the closing of a qualified financing of Abbisko, as defined in the agreement, which occurred in March 2020, Abbisko made a one-time, non-refundable, non-creditable financial milestone payment of $3 million to us. We are also eligible to receive potential development, regulatory and commercial milestone payments of up to $208 million, which will vary based on the ultimate sales, if any, of the approved licensed products. Upon commercialization of mavorixafor in the Abbisko Territory, we are eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. Abbisko is obligated to use commercially reasonable efforts to develop and commercialize mavorixafor in the Abbisko Territory. Abbisko has responsibility for all activities and costs associated with the further development, manufacture and commercialization of mavorixafor in the Abbisko Territory.
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
We file patent applications directed to our product candidates, preclinical compounds and related technologies to establish intellectual property positions on these compounds and their uses in disease. As of December 31, 2021, we owned or exclusively licensed 20 issued U.S. patents, 14 pending U.S. non-provisional patent applications, seven pending U.S. provisional patent application, and approximately 177 PCT and foreign patents and patent applications in the following foreign jurisdictions: Belgium, Brazil, Canada, China, European Patent Office, France, Germany, Great Britain, Hong Kong, India, Ireland, Italy, Israel, Japan, Lichtenstein, Mexico, Netherlands, New Zealand, Singapore, South Africa, Spain, Sweden and Switzerland.
As of December 31, 2021, our in-licensed intellectual property portfolio for mavorixafor included four issued U.S. patents and one pending U.S. patent application directed to compositions of matter for mavorixafor, which are expected to expire in December 2022 excluding possible patent term extensions of up to an additional five years. The intellectual property portfolio for mavorixafor also included one issued U.S. patent with claims directed to a crystalline salt form of mavorixafor, one issued U.S. patent directed to pharmaceutical compositions of mavorixafor in unit dosage form, and four issued U.S. patents directed to methods of making mavorixafor and key intermediates. We also had four issued U.S. patents directed to compositions and methods of making chemical compounds related to the X4P-001 program. Approximately 85 corresponding PCT and foreign patents and patent applications directed to compositions of matter and related chemical compounds as well as methods of making and methods of use were issued or pending. All of the above patents and patent applications were exclusively licensed to us pursuant to the terms of the Genzyme agreement.
Additionally, we have filed our own patent applications with respect to the mavorixafor and X4P-002 product candidates. Some of these patent applications are co-owned with Genzyme, BIDMC or Georgetown, with their rights exclusively licensed to us. As of December 31, 2021, our independently generated intellectual property portfolio included four granted U.S. patents, nine pending U.S. non-provisional patent applications, seven pending U.S. provisional patent application, and approximately 57 pending PCT and foreign patent applications related to our mavorixafor clinical programs in cancer and primary immunodeficiencies. In addition, we have two granted U.S. patents, four pending U.S. non-provisional patent applications, two granted U.S. patents, and approximately 35 pending PCT and foreign patent applications related to our preclinical compounds and X4P-002 in glioblastoma. Patents issuing from these applications, if any, are expected to expire between 2036 and 2042.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, (the “USPTO”), in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a U.S. patent that covers a drug or biological product may also be eligible for patent term extension when approval from the FDA is granted, provided statutory and regulatory requirements are met. In the future, if our product candidates receive approval from the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or other favorable adjustment to the term of any of our patents.

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
An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
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

Healthcare Reform
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the ACA, was enacted with the goal of expanding coverage for the uninsured while at the same time containing overall health care costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare D program. There have been challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several Presidential executive orders, Congressional hearings and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. Further, Congress is considering additional health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•the federal transparency laws, including the federal Physician Payments Sunshine Act, that require drug manufacturers to disclose payments and other transfers of value provided to physicians, (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teach    ing hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
•Foreign and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, state and local laws governing the disclosure of payments to health care professionals, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state laws that require the reporting of information related to drug pricing, state and local laws requiring the registration of pharmaceutical sales representatives and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

Human Capital Policies and Procedures
As of December 31, 2021, we had 83 full-time employees. Of these employees, 52 were engaged in research and development and 31 were engaged in general and administrative functions. All of our employees are located in the United States or Vienna, Austria. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relationship with our employees to be good.

Human capital is critical to our success. Our overarching human capital resource strategy is to recruit, hire, incentivize and retain employees consistent with our stage of operations and strategic objectives. We believe we offer our employees compensation that is competitive and consistent with the markets in which we operate, namely the Greater Boston and the     Vienna, Austria metropolitan areas. We supplement base cash employee compensation with awards of stock options and/or restricted stock units under our equity incentive plans. We review employee performance annually and our Compensation Committee approves associated merit increases and annual incentive bonus payments during the first quarter of the year annually. When needed, we augment our employee base with outside consultants who specialize in various fields.

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

•If the commercial opportunity in WHIM syndrome, CN or Waldenström’s is smaller than we anticipate, our potential future revenue from mavorixafor for the treatment of any of the diseases may be adversely affected and our business may suffer.

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
We are a late-stage clinical biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $88.7 million, $62.1 million and $52.8 million for the years ended December 31, 2021, 2020 and 2019 respectively, and we had an accumulated deficit of $282.9 million as of December 31, 2021. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we conduct additional clinical trials for our product candidates; continue to discover and develop additional product candidates; acquire or in-license other product candidates and technologies; maintain, expand and protect our intellectual property portfolio; hire additional clinical, scientific and commercial personnel; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; seek regulatory approvals for any product candidates that successfully complete clinical trials; establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. For example, we experienced delays in clinical trial site activation and slower patient enrollment in some of our clinical trials as a result of the COVID-19 pandemic, which have delayed our expectations regarding our ability to report data from those trials, and we may encounter additional delays, disruptions and other direct and indirect negative effects of the ongoing COVID-19 pandemic on our clinical trials. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
As of December 31, 2021, we have cash and cash equivalents of $81.8 million. We have a covenant under our Hercules Loan Agreement that requires that we maintain a minimum level of cash, as defined, beginning on September 1, 2022. Based on our current cash flow projections and with no additional funding, we believe we may not be able to maintain the minimum cash required to satisfy this covenant. In such event, Hercules could require the repayment of all outstanding debt. We expect to seek additional funding to sustain our future operations, and to satisfy certain covenants under our debt facility with Hercules, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured.
We will require substantial additional funding to carry out our business plans, including the clinical development of mavorixafor. Further, even if and when we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. We cannot be certain that additional funding will be available on acceptable terms, or at all. The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption continues or future variants of COVID-19 emerge globally, we could experience an inability to access additional capital when and if needed. If we are unable to raise additional capital when needed or in sufficient amounts or on terms acceptable to us, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts of one or more of our product candidates or one or more of our other research and development initiatives.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists or if future variants of COVID-19 emerge globally, we could experience an inability to access additional capital. Other than our common stock purchase agreement with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park is obligated, subject to certain limitations, to purchase up to $50.0 million in the aggregate of shares of our common stock, we do not have any committed external sources of funds and may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, acquiring or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. For example, our debt facility with Hercules contains a minimum cash financial covenant that we project we would be in violation of in the third quarter of 2022 based on our current cash flow projections, assuming we do not raise additional funding. If we default on such indebtedness, with Hercules or a future lender we could lose such assets and intellectual property.
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
•complete and submit New Drug Applications to the FDA and obtain regulatory approval for indications for which there is a commercial market;
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
Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of mavorixafor. We currently have no products for sale and may never be able to develop marketable drug products. We are conducting a global Phase 3 pivotal clinical trial of our lead product candidate, mavorixafor and may be required to complete additional nonclinical studies and clinical trials before we can seek regulatory approval. We are also conducting a Phase 1b clinical trials of mavorixafor for the treatment of SCN and chronic neutropenia disorders and for Waldenström’s. While we have investigated mavorixafor for the treatment of ccRCC, we do not intend to develop mavorixafor for this indication on our own. Our other programs, including X4P-002 and X4P-003, are still in the preclinical development stage. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:
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
The time necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for mavorixafor or any other product candidates that we may develop. We have not yet completed development of any product candidate. We also may not be able to finalize the design or formulation for our other programs, X4P-002 and X4P-003, a next generation molecule for the treatment of rare diseases linked to defects in CXCR4 trafficking.

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
Of the large number of drugs in development in the United States, only a small percentage receive FDA regulatory approval and are commercialized in the United States. We are not permitted to market mavorixafor or any other product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries or jurisdictions, such as the marketing authorization application, or MAA, in the European Union from the European Medicines Agency (“EMA”). Prior to submitting an NDA to the FDA for approval of mavorixafor for the treatment of WHIM syndrome, we will need to successfully complete our current Phase 3 pivotal clinical trial of mavorixafor in patients with WHIM syndrome, and we may be required by the FDA to conduct additional clinical trials and/or nonclinical studies to support potential approval. Successfully completing clinical trials and obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA, or a comparable foreign regulatory authority, may delay, limit or deny approval of mavorixafor for the treatment of WHIM syndrome or other indications for many reasons, including, among others:
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
We may experience delays in our current or future clinical trials, including our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome, our Phase 1b clinical trial of mavorixafor for the treatment of SCN and chronic neutropenia disorders, and our Phase 1b clinical trial of mavorixafor for the treatment of Waldenström’s. As a result of the ongoing COVID-19 pandemic, we have experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and SCN and chronic neutropenia disorders. In addition, currently there is a conflict involving Russia and Ukraine, and our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome includes a trial site located in Russia, where three of the patients enrolled are located. We might have to close this site in light of the conflict. While we do not currently believe our clinical trial timelines are significantly impacted, we cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete clinical trials on schedule. Clinical trials may be delayed, suspended or terminated for a variety of reasons, including the following:
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
•the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic, or unforeseen events such as the armed conflict between Russia and Ukraine;
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
•delay or failure in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, we are currently evaluating mavorixafor for the treatment of WHIM syndrome, SCN and chronic neutropenia disorders and Waldenström’s, rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants.
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

•the risk that enrolled subjects will drop out before completion (including due to unforeseen events such as the armed conflict between Russia and Ukraine);
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
If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We are developing mavorixafor initially as a treatment for patients with WHIM syndrome and also as a treatment for other rare diseases, including primary immunodeficiencies such as SCN and chronic neutropenia disorders and cancer such as Waldenström’s. WHIM syndrome, SCN and chronic neutropenia disorders and Waldenström’s each have a limited patient population.

For example, we are aware of only a few small available patient registries for WHIM syndrome, and we rely on various estimates and assumptions to estimate the addressable WHIM syndrome population. Based on a broad online survey of physicians to validate current prevalence estimates and additional research using artificial intelligence, which interrogated a database of more than 300 million anonymized patient records that spanned 10 years of insurance claims, we estimate there are up to 3,700 diagnosed and undiagnosed WHIM patients in the United States, many of whom were previously undiagnosed. If the commercial opportunity in WHIM syndrome is smaller than we anticipate, whether because our estimates of the addressable patient population prove to be incorrect or for other reasons, our potential future revenue from mavorixafor may be adversely affected and our business may suffer.
It is critical to our ability to grow and become profitable that we successfully identify patients with WHIM syndrome, CN and Waldenström’s. Our projections of the number of people who have WHIM syndrome (or its other potential primary immunodeficiencies), CN or Waldenström’s are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for each disease. The effort to identify patients for treatment is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the addressable patient population for our indications may be limited or may not be amenable to treatment with mavorixafor, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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

•the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic or unforeseen events such as the armed conflict between Russia and Ukraine;
•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate (including due to unforeseen events such as the armed conflict between Russia and Ukraine);
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

In addition, unforeseen global events such as the armed conflict between Russia and Ukraine could adversely affect the conduct of our clinical trials and harm our business and results of operations. In late February 2022, Russian military forces launched significant military action against Ukraine. Around the same time, the United States, the United Kingdom, the European Union, and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia and others supporting Russia’s economy or military efforts. This armed conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries, have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates, including our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome, which currently includes a trial site in Russia, where three of the patients enrolled are located. We might have to close this site in light of the conflict. While we do not currently believe our clinical trial timelines are significantly impacted, we cannot be certain what the overall impact of this conflict will be on our ability to conduct clinical trials and our business in general.

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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for the treatment or prevention of rare diseases or conditions with relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the (“Orphan Drug Act”), the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States. We received orphan drug designation from the FDA for mavorixafor for the treatment of WHIM syndrome in October 2018, and from the EMA in July 2019. If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication during that time period with some exceptions. A similar provision in the European Union allows 10 years of exclusivity in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that marketing exclusivity is no longer justified. Orphan drug exclusivity may be lost in both the United States and Europe under certain situations, such as the inability of the holder of the orphan drug designation to produce sufficient quantities of the drug to meet the needs of patients with the rare disease or condition or for certain other reasons.

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
If we obtain regulatory approval for a product candidate, it would be subject to extensive ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile and efficacy of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, these regulatory authorities may require labeling changes or the FDA may require establishment of a Risk Evaluation Mitigation Strategy (“REMS”), or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Progress reports are required at quarterly intervals, every six months and at annual intervals depending upon the country, and more frequently if serious adverse events occur.

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

Our lead product candidate, mavorixafor, is in clinical development for the treatment of WHIM syndrome, chronic neutropenia and Waldenström’s, respectively. We are aware of other companies that are developing CXCR4 inhibitors that are in a similar stage of development as mavorixafor, including BioLineRx, Noxxon, Upsher-Smith, Polyphor and Glycomimetics. To our knowledge, there do not appear to be any competitors with programs in development for WHIM syndrome or chronic neutropenia disorders. With respect to chronic neutropenia, filgrastim injections (human granulocyte colony-stimulating factor (G-CSF)) and two biosimilars (Zarxio and Nivestym ) are FDA-approved to reduce the incidence and duration of afteraffects of severe neutropenia (e.g.‚ fever‚ infections‚ oropharyngeal ulcers) in symptomatic patients with congenital neutropenia‚ cyclic neutropenia‚ or idiopathic neutropenia. In Waldenström’s, there are several treatment approaches currently being developed, including targeted therapies and immunotherapies (as monotherapies and combination therapies), chemotherapy, stem cell transplantation, and cancer vaccines.

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
•the federal false claims laws impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “ACA”), require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and the ownership and investment interests of physicians and their immediate family members in such manufacturers;
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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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

There have been challenges to certain aspects of the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. Further, Congress is considering additional health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
We do not own or operate facilities for the manufacture of mavorixafor or any other product candidate. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently work exclusively with one manufacturer for the production of mavorixafor, the API, and a single manufacturer of mavorixafor finished drug product capsules. We cannot guarantee that these third parties will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic, which could negatively impact our supply chain activities and our clinical supply. While we believe we have adequate supply into 2022, this projection may be proven incorrect.
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
Our CROs may also fail to meet expected timelines as a result of circumstances beyond their control, including the ongoing COVID-19 pandemic. As a result of the ongoing COVID-19 pandemic, we have experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor in patients with WHIM, Waldenström’s and CN, which could delay our ability to obtain regulatory approval for or successfully commercialize our product candidates.

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
Additionally, if the ongoing COVID-19 pandemic continues to persist for an extended period of time an impacts essential distribution systems such as FedEx and postal delivery, or if the armed conflict involving Russia and Ukraine, including any resulting sanctions, continues or escalates, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to deliver products to clinical trial sites or to generate sales of and revenues from our approved products.
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
Our business could be adversely affected by public health crises such as pandemics or similar outbreaks in regions where we have concentrations of clinical trial sites or other business operations, which could cause significant disruption in the operations of third party manufacturers and CROs upon whom we rely. The ongoing COVID-19 pandemic initially resulted in a variety of restrictions in order to reduce the spread of the disease, including state and local orders across the United States and other countries worldwide, which, among other things, have directed individuals to stay at their places of residence, directed businesses and governmental agencies to limit non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered restrictions on travel. While many such restrictions have been lifted and vaccination efforts are ongoing, governmental restrictions may be re-imposed in light of rising incidence of COVID-19 cases and the discovery of variants of the virus.While we expect vaccinated employees to return to our Boston headquarters in early 2022, we also anticipate that work-from-home arrangements will persist to some degree. The effects of our work-from-home policies, as well as any government restrictions on in-office work that may be implemented or re-implemented in the future, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions the speed of vaccination efforts, the efficacy of vaccines against current and future, including occupancy limits and social distancing requirements, variants of the SARS-CoV-2 virus and other limitations on our ability to conduct our business in the ordinary course. In addition, because of the challenging immune profile of both immunodeficient patients and cancer patients, COVID-19 may impact our clinical trial patients more significantly than clinical trials with patients who are not immunocompromised. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, stay-at-home and similar government orders related to COVID-19, if instituted in new jurisdictions or re-imposed in jurisdictions where they were previously lifted, may adversely impact our business operations and the business operations of our CROs conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. Although vaccination efforts are on-going, many businesses continue to operate remotely, with limited personnel or with other impacts as a result of the ongoing pandemic. We cannot guarantee that these third parties will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic, which could negatively impact our supply chain activities and our clinical supply. Early in the pandemic, we experienced challenges in providing trial drugs to patients enrolled in our clinical trials, and where necessary and practical have implemented direct-to-patient shipments from clinical sites. If the COVID-19 pandemic persists or if future variants of COVID-19 emerge globally and impacts the distribution system on which we rely or essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates, which would adversely impact our ability to carry out our clinical trials.

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
•delays or disruptions in the availability of clinical site staff, who, as healthcare providers, may have heightened exposure to COVID-19 or whose services may be diverted to the care of COVID-19 patients or to vaccination efforts, would adversely impact our clinical trial operations;
•interruption of our key clinical trial activities, such as clinical assessments at pre-specified time points during the trial and clinical trial site data monitoring, due to limitations on travel imposed or recommended by governmental entities, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
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
The continued spread of COVID-19, including the spread of new variants of the SARS-CoV-2 virus, which has caused a broad impact globally, may materially affect us economically. While the ultimate economic impact brought by, and the duration of, COVID-19 is difficult to assess or predict, a widespread and sustained pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a sustained or deepened recession or market correction resulting from the spread of COVID-19 and the impacts of an enduring pandemic could materially affect our business and the value of our common stock.

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
As of December 31, 2021, we had 83 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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
Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2021, we had U.S. federal and state NOLs of $315.0 million and $308.2 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act.

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
In October 2018, we entered into a loan and security agreement, as most recently amended in February 2022, with Hercules, secured by a lien on substantially all of our assets, including intellectual property. This loan contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•sell, transfer, lease or dispose of certain assets;

•incur indebtedness;
•encumber or permit liens on certain assets;
•make certain investments;
•make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and
•enter into certain transactions with affiliates.
The covenants also include a requirement that, from and after an initial test date of September 1, 2022 we maintain cash in an aggregate amount greater than or equal to the greater of (i) $30.0 million, or (ii) six multiplied by a metric based on prior months’ cash expenditures; provided, however, that from and after our achievement of certain financing milestones through June 30, 2022, we must maintain cash in an account or accounts in which Hercules has a first priority security interest in an aggregate amount of $30.0 million. Following the achievement of certain operational performance milestones, the required level shall be reduced to the greater of $20.0 million, or, if we had not met the financing milestones noted above, three multiplied by the current cash expenditures metric; and provided further, that subject to the achievement of additional operational milestones, this covenant will be extinguished. Based on our current cash and cash equivalents and our current operating plan, we believe that if we fail to raise additional capital by June 30, 2022, we would be in violation of the minimum cash described above in the third quarter of 2022. A breach of any of the covenants under the loan and security agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan, the lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the lenders could proceed against the collateral granted to them to secure such indebtedness.

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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease approximately 28,000 square feet of office space at 61 North Beacon Street, 4th Floor, Boston, Massachusetts, which serves as our corporate headquarters. The lease expires on November 30, 2026. The base monthly payment on the lease is approximately $86 thousand as of December 31, 2021, subject to specified annual increases of approximately 3% during the term of the lease and not including operating expenses, certain utilities, taxes and insurance for which we are responsible. We have the right to sublease the premises, subject to landlord consent and we have the right to renew the lease for an additional five years at the then-prevailing effective market rental rate.

We lease approximately 1,200 square meters of laboratory and office space in Vienna, Austria under a lease that will expire in March 2028, with a monthly payment of approximately $25 thousand.
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
Holders of Our Common Stock
As of March 1, 2022, there were 77 holders of record of our common stock. one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
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
Recent Sales of Unregistered Securities
Except as previously reported by us on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6.     [RESERVED]

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

For the discussion of the financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K filed with the SEC on March 19, 2021.
Overview
We are a late-stage clinical biopharmaceutical company focused on the research, development and commercialization of novel therapeutics for the treatment of rare diseases, with an initial focus on people with immune system dysfunction. Our lead product candidate, mavorixafor, is a first-in-class, small molecule inhibitor of the chemokine receptor CXCR4 and is being developed as a once-daily oral therapy. Due to mavorixafor’s demonstrated ability to antagonize CXCR4 and improve the healthy maturation and trafficking of white blood cells, we believe that mavorixafor has the potential to provide therapeutic benefit across a wide variety of diseases, including primary immunodeficiencies (“PIDs”) and certain types of cancer.

We are currently studying the safety and efficacy of mavorixafor in a global Phase 3 clinical trial of mavorixafor for the treatment of patients with Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”) syndrome, a rare, inherited PID, caused by genetic mutations in the CXCR4 receptor gene. We are also conducting a Phase 1b clinical trial of mavorixafor in people with a range of chronic neutropenia disorders, both with and without CXCR4 mutations, and a Phase 1b clinical trial of mavorixafor in combination with the Bruton tyrosine kinase inhibitor (“BTKi”) ibrutinib in people with Waldenström’s macroglobulinemia (“Waldenström’s”), a rare B-cell lymphoproliferative disorder, and confirmed mutations to both the CXCR4 and MYD88 genes.

We completed enrollment our global Phase 3 clinical trial of mavorixafor, which we refer to as the 4WHIM trial, in the third quarter of 2021, with 31 patients enrolled and currently expect to report top-line data from the trial in the fourth quarter of 2022.

The U.S. Food and Drug Administration (“FDA”) has granted certain special designations to mavorixafor, including Breakthrough Therapy Designation for the treatment of adults with WHIM syndrome, Fast Track Designation for adults with WHIM syndrome, and Rare Pediatric Designation for the treatment of people aged 12 to 18 with WHIM syndrome, which could result in accelerated review and approval by the agency. We have begun building our commercial team in anticipation of a possible New Drug Application (“NDA”) submission to the FDA in the second half of 2023, with the goal of obtaining approval for mavorixafor for the treatment of people in the United States, aged 12 and older with WHIM syndrome, should the final Phase 3 data support the filing of an NDA.

Following announcements of positive preliminary data from both of the ongoing Phase 1b clinical trials of mavorixafor during 2021, we are continuing patient enrollment in the trials. Additional data are expected from the Phase 1b clinical trial in chronic neutropenia by the third quarter of 2022 and from the Phase 1b clinical trial in Waldenström’s in the second half of 2022.

In addition to mavorixafor, we are advancing earlier-stage product candidates to further expand our pipeline. We have advanced a lead optimization program: X4P-003, a second-generation CXCR4 antagonist is designed to have an enhanced properties relative to mavorixafor, potentially enabling broader opportunities in CXCR4 disorders and primary immunodeficiencies. A second program is in lead optimization: X4P-002, a CXCR4 antagonist designed to cross the blood-brain barrier and provide appropriate therapeutic exposures to potentially treat brain cancers in combination therapy. We are also continuing to leverage our insights into CXCR4 biology and our research capabilities to identify other targets and develop additional product candidates. We anticipate that we will file an Investigational New Drug application with the FDA to begin clinical development of X4P-002 in the second half of 2022.

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
Our Pipeline
X4 Pharmaceuticals, Data on File 1. Phase 2 open label trial extension (OLE) trial for WHIM ongoing 2. Company market research. Qessential market research, 2019 and IPM. ai artificial intelligence study, 2020 3. Estimate using Andersen et al. J Intern Med. 2016 Jun:279(6):566-75 4. WM Epidemiology Analysis Nemetz Group.

COVID-19 Business Update
In light of the continued COVID-19 pandemic, we have implemented business continuity measures designed to address and mitigate the impact of the COVID-19 pandemic on our employees, our business, including our clinical trials, supply chains and third-party providers. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans and response strategy. While we are currently operating under a “hybrid” model in which in-person attendance in the office is optional, we expect all employees who have been vaccinated back to the office in early 2022. While we are experiencing limited financial impacts at this time, given overall disruptions to the global economy, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the COVID-19 pandemic and continued uncertainty related to its abatement or the possible discovery of new variants of the SARS-CoV-2 virus, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Clinical Development
With respect to clinical development, we continue to implement risk-based approaches in accordance with FDA and European Medicines Agency (“EMA”) COVID-19 guidance, which includes virtual and remote patient visits and monitoring where possible, while prioritizing patient safety, maintaining trial continuity and preserving data integrity. We have experienced, and expect to continue to experience, a disruption or delay in our ability to initiate trial sites and/or enroll and assess patients in several of our clinical programs as a result of the ongoing COVID-19 pandemic, notwithstanding vaccination efforts. While not currently impacted, there could be an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations (“CROs”) or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic. If the COVID-19 pandemic continues and persists, we could experience further disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

Financial Impact
The ongoing COVID-19 pandemic continues to evolve and has already resulted in a significant disruption of global financial markets. If the disruption continues or future variants of COVID-19 emerge globally we could experience an inability to access additional capital, which could in the future negatively affect our operations.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes the results of our operations for the periods indicated:

	Year Ended December 31,
	2021	2020	Change
	(in millions)
License revenue	$—	$3.0	$(3.0)
Operating expenses:
Research and development	50.6	41.9	8.7
General and administrative	24.7	21.0	3.7
Impairment of goodwill	9.8	—	9.8
Total operating expenses	85.1	62.9	22.2
Loss from operations	(85.1)	(59.9)	(25.2)
Total other expense, net	(3.6)	(2.1)	(1.5)
Loss before provision for income taxes	(88.7)	(62.0)	(26.7)
Provision for income taxes	—	0.1	(0.1)
Net loss	$(88.7)	$(62.1)	$(26.6)

License Revenue
For the year ended December 31, 2020, we recorded $3.0 million in revenue related to our license agreement with Abbisko Therapeutics Co., Ltd., or Abbisko, due to the achievement of a financial milestone in March 2020. There was no similar revenue recorded in the year ended December 31, 2021. Pursuant to our license agreement with Abbisko, we are eligible to receive potential development and regulatory milestone payments, which vary based on the number of indications developed, and potential commercial milestone payments based on annual net sales of mavorixafor-based licensed products. The transaction price related to these development and regulatory milestones has been allocated to the delivery to Abbisko of the license to develop and commercialize mavorixafor, was satisfied at the inception of the arrangement in July 2019 and has been fully constrained. With respect to the remaining development and regulatory milestones, we will re-evaluate the constraint on the transaction price associated with these milestones in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Direct research and development expenses by product candidate:
Mavorixafor (X4P-001)	$25.4	$22.8	$2.6
X4P-002	1.1	1.2	(0.1)
X4P-003	1.4	1.3	0.1
Unallocated expense	22.7	16.6	6.1
Total research and development expenses	$50.6	$41.9	$8.7

Research and development expenses were $50.6 million for the year ended December 31, 2021 (“2021”), as compared to $41.9 million for the year ended December 31, 2020 (“2020”), reflecting an increase of $8.7 million. The increase in research and development expenses in 2021 as compared to 2020 was primarily due to higher clinical trial expenses and third-party manufacturing costs related to mavorixafor to support our three ongoing clinical trials and increased consulting and professional services expenses related to these clinical trials. Research and development expenses also increased in 2021 due to an increase in unallocated expenses, primarily due to an increase in head count within our manufacturing, regulatory and clinical operations functions, resulting in higher compensation expenses, including stock-based compensation. In addition, unallocated research and development expense increased due to additional facility costs associated with our leased facilities, which are allocated to research and development departments based on respective head-count.

We expect that our research and development expenses, particularly for our mavorixafor programs, will increase over the next several years as we continue to conduct our WHIM4 trial and our Phase 1b clinical trials of mavorixafor in CN and Waldenström’s. Research and development expenses related to our X4P-002 and X4P-003 programs were not significant in 2021 relative to our overall research and development expenses.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs, as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services.

General and administrative expenses were $24.7 million in 2021, as compared to $21.0 million in 2020, reflecting an increase of $3.7 million. The increase in general and administrative expenses in 2021 as compared to 2020 was primarily due to an increase in stock-based compensation costs, higher recruiting costs and an increase in facility costs. Our head-count in general and administrative functions was relatively consistent with the prior period. We expect general and administrative expenses will grow in the future as we continue to build out our selling, general and administrative functions.

Goodwill Impairment
Goodwill is tested quantitatively for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter of 2021, our market capitalization, measured as the price of our common stock multiplied by shares of common stock outstanding, dropped below the value of our net assets, including goodwill. As we have one reporting unit, we determine its fair value based on the market approach, taking into consideration the market value of the company as a whole and any control premium that might be realized upon the sale of the reporting unit. As a result of the sustained decline in the market price of our common stock, the fair value of our single reporting unit, measured based on our market capitalization as of December 31, 2021, was lower than its carrying value and we concluded that goodwill was impaired. Accordingly, we recorded an impairment charge of $9.8 million to reduce the carrying amount of goodwill to $17.4 million as of December 31, 2021. Should the market value of our common stock continue to decline, additional impairment charges may be recorded in future periods.
Other Expense, Net

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Interest income	$—	$0.3	$(0.3)
Interest expense	(3.6)	(2.7)	(0.9)
Change in fair value of preferred stock warrant and derivative liabilities	(0.4)	(0.4)	—
Loss on extinguishment of debt	—	(0.2)	0.2
Other income	0.4	0.9	(0.5)
Total other expense, net	$(3.6)	$(2.1)	$(1.5)

The increase in other expense, net, of $1.5 million for the year ended December 31, 2021 as compared to 2020 was primarily due to higher interest expense due to a higher average outstanding borrowings associated with our loan facility with Hercules Capital Inc. (“Hercules”) and a decline in interest income earned on our money market investments.
Income Taxes
For the year ended December 31, 2021, we recorded an immaterial income tax provision related to our Austrian subsidiary. For the year ended December 31, 2020, we recorded an income tax provision of $0.1 million related to local withholdings associated with a milestone payment received from a customer in a foreign jurisdiction. We do not expect to record a significant income tax benefit or expense for several years as we have significant net operating loss carryforwards that are fully reserved until such time as we begin to generate meaningful taxable income in our U.S. jurisdiction. We expect this will occur when and if we are able to commercialize our drug products in the future.

Liquidity and Capital Resources

To date, we have funded our operations primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. We have entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated (collectively the “Sales Agents”), pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock having an aggregate offering price of up to $50.0 million. To date, we have sold approximately $15.0 million of our common stock, prior to issuance costs, under the ATM Sales Agreement.

In October 2020, we entered into a common stock purchase agreement, the (“Aspire Agreement”) with Aspire Capital LLC (“Aspire Capital”), pursuant to which Aspire Capital committed to purchase, at our request from time to time over a 36-month period, shares of our common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations. In January 2022, we terminated the Aspire Agreement and entered into an agreement, (the“LPC Agreement”) on similar terms with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock, having an aggregate value of up to $50.0 million, subject to certain limitations and conditions , at our request during a 36-month period. The shares of common stock that we may sell under the LPC Agreement are capped at 5.6 million, which amount may be adjusted under certain conditions as defined in the LPC Agreement. In January 2022, we raised $3.0 million from the sale of shares of our common stock through the LPC Agreement.

In March 2021, we entered into a securities purchase agreement with several institutional and accredited investors (“Investors”) pursuant to which we issued and sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock for gross proceeds of $53.0 million, before offering expenses. We subsequently registered for resale the common stock and the issuance of the shares of common stock underlying the pre-funded warrants held by the Investors. In November 2021, we raised approximately $10.0 million through the sale of pre-funded warrants to an investor. We subsequently registered for resale the shares of common stock issuable upon exercise of the pre-funded warrants held by this investor. All of our outstanding prefunded warrants are currently exercisable for a nominal amount subject to a cap on the applicable investor’s beneficial ownership interest in our common stock of 9.99%.

To date we have borrowed $32.5 million through our loan facility with Hercules. Under this facility we may borrow an additional $17.5 million in term loans through December 2022 at the lender’s sole discretion. Principal payments under the loan facility with Hercules commence in February 2023, and the Hercules agreement matures in July 2024. The Hercules loan agreement contains a minimum cash covenant as described below.

Going Concern
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. As of December 31, 2021, our cash and cash equivalents were $81.8 million and our restricted cash balance was $1.3 million. We expect that our research and development and general and administrative expenses will continue to increase as we focus on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. We have a covenant under our loan facility with Hercules that requires that we maintain a minimum level of cash, as defined, beginning on September 1, 2022. If we are in violation of this covenant, Hercules could require the repayment of all outstanding debt.

These conditions and events raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of our consolidated financial statements for the year ended December 31, 2021. To finance our operations, we will need to raise additional capital, which cannot be assured. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net loss	$(88,696)	$(62,131)
Adjustments to reconcile net loss to net cash used in operating activities	19,289	7,376
Changes in operating assets and liabilities	(1,498)	(4,063)
Net cash used in operating activities	(70,905)	(58,818)
Net cash used in investing activities	(615)	(1,362)
Net cash provided by financing activities	74,245	12,394
Impact of foreign exchange on cash and restricted cash	(319)	402
Net increase (decrease) in cash, cash equivalents and restricted cash	2,406	(47,384)
Cash, cash equivalents and restricted cash, beginning of period	80,702	128,086
Cash, cash equivalents and restricted cash, end of period	$83,108	$80,702

Operating Activities:  During the year ended December 31, 2021, net cash used in operating activities was $70.9 million, primarily resulting from our net losses of $88.7 million, adjusted for noncash expenses of $19.3 million and changes in our operating assets and liabilities of $1.5 million. Noncash expenses primarily includes a goodwill impairment of $9.8 million and stock-based compensation expense of $6.2 million. The change in operating assets and liabilities was primarily due to an increase in prepaid expenses due to the timing of payments related to our CROs and a reduction in lease liabilities due to monthly rent payments made during 2021; partially offset by an increase in accounts payable due to an increase in our operating expenses. Cash used in operating activities was higher for the year ended December 31, 2021 as compared to the prior year primarily due to higher net losses in the current year.
Investing Activities:  During the year ended December 31, 2021, cash used in investing activities of $0.6 million, primarily related to furniture and laboratory equipment purchases related to leased facility in Vienna, Austria. During the year ended December 31, 2020, cash used in investing activities of $1.4 million, primarily related to furniture and laboratory equipment purchases related to our Boston lease, and our research and development center in Vienna, Austria.
Financing Activities:   During the year ended December 31, 2021, net cash provided by financing activities was $74.2 million, consisting primarily of net proceeds from two private placements of our equity securities, which included prefunded warrants, and the sale of shares of our common stock through our ATM Sales Agreement. During the year ended December 31, 2020, net cash provided by financing activities was $12.4 million, consisting primarily of proceeds from our loan facility with Hercules, as amended.

Loan and Security Agreement with Hercules Capital, Inc.
In October 2018, we entered into a loan facility with Hercules, which was subsequently amended in December 2018, June 2019, March 2020, December 2020, and February 2022 (as amended, the “Hercules Loan Agreement”). As of December 31, 2021, we have borrowed an aggregate of $32.5 million under the Hercules Loan Agreement, which provides for aggregate maximum borrowings of $50.0 million, including $32.5 million of current borrowings, and additional term loans available through December 31, 2022, of up to $17.5 million in the discretion of Hercules’ investment committee.
Borrowings under the Hercules Loan Agreement bear interest at a variable rate equal to the greater of (i)  8.75% or (ii)  8.75% plus The Wall Street Journal prime rate minus 6.0%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings under the agreement would be increased by 4.0%. As of December 31, 2021, the interest rate applicable to borrowings was 8.75% and we were not in default on the Hercules Loan Agreement.

Borrowings are repayable in monthly interest-only payments through January 1, 2023, and in equal monthly payments of principal and accrued interest from February 1, 2023 until the maturity date of the loan, which is July 1, 2024. At our option, we may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of up to 1.0% of the principal amount outstanding as of the date of repayment, in each case depending on when such repayment is made. In addition, aggregate end-of-term charges of $2.9 million are payable in the amounts of $0.8 million, which was paid on January 1, 2022, and $1.3 million and $0.8 million on July 1, 2023 and July 1, 2024, respectively, which dates are accelerated upon the prepayment of the Hercules Loan Agreement at our election or upon an event of default.
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

Under the Hercules Loan Agreement, we have agreed to affirmative and negative covenants. The covenants also include a requirement that, from and after a defined initial test date of September 1, 2022 that we maintain cash in an aggregate amount equal to the greater of $30.0 million or six multiplied by a metric based on prior months’ cash expenditures; provided, however, that from and after our achievement of certain financing milestones through June 30, 2022, we must maintain cash in an account or accounts in which Hercules has a first priority security interest in an aggregate amount of $30.0 million. Following the achievement of certain performance milestones, the required cash shall be reduced to the greater of $20.0 million, or, if we had not met the financing milestones noted above, three multiplied by the current cash expenditures metric; and provided further, that subject to the achievement of additional operational milestones, this covenant will be extinguished. A breach of any of the covenants under the Hercules Loan Agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan facility with Hercules, the lender could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the lenders could proceed against the collateral granted to them to secure such indebtedness.

Lease Obligations
We have long-term lease obligations for office and laboratory space. Non-cancellable lease obligations are $1.6 million in 2022, $1.6 million in 2023, $1.4 million in 2024, and $3.1 million thereafter.

Funding Requirements
We believe that our cash and cash equivalents will allow us to fund operations into the fourth quarter of 2022. As noted above, in order to satisfy a minimum cash covenant in our Hercules Loan Agreement, we will be required to raise additional capital, which may be through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. During 2022 and beyond, assuming no changes to our current operational expectations, we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance the current and anticipated clinical trials of our product candidates in development. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our funding requirements. Our short term and long term funding requirements will depend on and could increase significantly as a result of many factors, including:
•the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates, particularly our Phase 3 pivotal clinical trial of mavorixafor for the treatment of patients with WHIM syndrome, our Phase 1b clinical trial of mavorixafor in CN and our Phase 1b clinical trial of mavorixafor in Waldenström’s;
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. We have effective universal shelf registration statements on Form S-3 registering the sale of our common stock, warrants to purchase our common stock and other securities on terms that we may determine; due to our current public float and applicable SEC rules and regulations, our ability to raise capital pursuant to these shelf registration statements may be limited. We have an ATM Sales Agreement with the Sales Agents, pursuant to which we have offered to sell and continue to offer to sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock having an aggregate offering price of up to $50.0 million, of which we have sold $15.0 million to date. We have entered into a common stock purchase agreement with Lincoln Park Capital, pursuant to which Lincoln Park Capital has committed to purchase, at our request from time to time over a 36-month period, shares of our common stock having an aggregate offering price of up to $50.0 million, of which $3.0 million have been sold to date, subject to certain limitations.
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

Critical Accounting Estimates

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
Accrued Research and Development Expenses.    As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to them at that time. For our significant vendors, we confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:
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
Goodwill. Business combinations are accounted for under the acquisition method. The total purchase price of an acquisition is allocated to the underlying identifiable net assets, based on their respective estimated fair values as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, probabilities of success, discount rates, and asset lives, among other items. Assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

We have determined that we operate in a single operating segment and have a single reporting unit. To perform its quantitative test, we compare the fair value of our single reporting unit to the carrying value of its net assets, including goodwill. We use our market capitalization (common shares outstanding multiplied by the price per share of our common stock) to measure the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we measure the impairment loss as the excess of the carrying value over the fair value of the reporting unit. See Note 4 for more information on our goodwill impairment test as of December 31, 2021.
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
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report.
The financial statements contain a Report of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP, Boston, Massachusetts, US (Firm ID 238)
An index of those financial statements is found in Item 15 of Part IV of this Annual Report.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.
Changes in Internal Control over Financial Reporting
There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the information set forth in the sections titled “Proposal 1- Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our 2022 Proxy Statement.
ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our 2022 Proxy Statement.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2022 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons and Indemnification” and “Information regarding the Board of Directors and Corporate Governance” in our 2022 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” contained in our 2022 Proxy Statement.

PART IV
ITEM 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(1) Financial Statements
The following documents are included on pages F-1 through F-36 attached hereto and are filed as part of this Annual Report.
(2) Financial Statement Schedules:
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits.

Exhibit No.	Exhibit Description	Form	Exhibit	Date	Se File/ Ref No.
2.1	Agreement and Plan of Merger, dated November 26, 2018, by and among the Company, Artemis AC Corp. and X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)	8-K	2.1	11/27/2018	001-38295
2.2	First Amendment to Agreement and Plan of Merger, dated December 20, 2018, by and among the Company, Artemis AC Corp. and X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)	8-K	2.1	12/20/2018	001-38295
2.3	Second Amendment to Agreement and Plan of Merger, dated March 8, 2019, by and among the Company, Artemis AC Corp. and X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)	8-K	2.1	3/8/2019	001-38295
3.1	Restated Certificate of Incorporation, as amended, as of June 10, 2020	8-K	3.1	6/11/2020	001-38295
3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295
4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295
4.2	Form of Warrant to Purchase Common Stock of the Company (formerly Series A Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Silicon Valley Bank and Life Science Loans, LLC.	8-K	4.2	3/13/2019	001-38295
4.3	Form of Warrant to Purchase Common Stock of the Company (formerly Series A Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Maxim Partners LLC.	8-K	4.3	3/13/2019	001-38295
4.4	Form of Warrant to Purchase Common Stock of the Company (formerly Series B Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)).	8-K	4.4	3/13/2019	001-38295
4.5	Form of Warrant to Purchase Common Stock of the Company (formerly Series B Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Hercules Capital, Inc.	8-K	4.5	3/13/2019	001-38295
4.6	Warrant Modification Agreement, dated as of December 11, 2018, with Hercules Capital, Inc.	8-K	4.6	3/13/2019	001-38295

4.7	Form of Prefunded Warrant.	8-K	4.1	04/12/2019	001-38295
4.8	Form of Class A Warrant	8-K	4.2	04/12/2019	001-38295
4.9	Form of Prefunded Warrant	8-K	4.1	11/29/2019	001-38295
4.10	Form of Class B Warrant	8-K	4.2	11/29/2019	001-38295
4.11	Securities Purchase Agreement, dated March 18, 2021, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.1	3/19/2019	001-38295
4.12	Registration Rights Agreement, dated March 18, 2021, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.2	3/19/2019	001-38295
4.13	Form of March 2021 Prefunded Warrant	8-K	4.1	3/19/2019	001-38295
4.14	Securities Purchase Agreement, dated November 5, 2021, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.1	11/5/2021	001-38295
4.15	Registration Rights Agreement, dated November 5, 2021, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.2	11/5/2021	001-38295
4.16	Form of November 2021 Prefunded Warrant	8-K	4.1	11/5/2021	001-38295
4.17	Controlled Equity OfferingSM Sales Agreement, dated as of August 7, 2020, by and between X4 Pharmaceuticals, Inc. and B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.	S-3	1.2	8/7/2020	001-38295
4.18	Description of Registered Securities	10-K	4.12	3/19/2021	001-38295
4.19	Form of March 2022 Prefunded Warrant	8-K	4.1	3/3/2022	001-38295
4.20	Securities Purchase Agreement, dated March 3, 2022, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.1	3/3/2022	001-38295
4.21	Registration Rights Agreement, dated March 3, 2022, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.2	3/3/2022	001-38295
10.1@	2015 Employee, Director and Consultant Equity Incentive Plan, as amended.	8-K	10.1.1	3/13/2019	001-38295
10.2@	Form of Stock Option Agreement under the 2015 Employee, Director and Consultant Equity Incentive Plan, as amended.	8-K	10.1.2	4/2/2019	001-38295
10.3@	Form of Restricted Stock Unit Agreement under the 2015 Employee, Director and Consultant Equity Incentive Plan, as amended	8-K	10.6	6/17/2019	001-38295
10.4@	Amended and Restated 2017 Equity Incentive Plan	S-8	99.1	6/10/2020	333-239082
10.5@	Form of Incentive Stock Option Agreement under the 2017 Equity Incentive Plan	S-1	10.8	10/20/2017	001-38295
10.6@	Form of Nonstatutory Stock Option Agreement under the 2017 Equity Incentive Plan	S-1	10.9	10/20/2017	001-38295
10.7@	Form of Restricted Stock Agreement under the 2017 Equity Incentive Plan	8-K	10.6	11/27/2018	001-38295
10.8@	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan	8-K	10.5	6/19/2019	001-38295
10.9@	Form of Performance-Based Restricted Stock Unit	S-8	99.6	6/10/2020	333-239082
10.10@	2017 Employee Stock Purchase Plan	S-1	10.10	10/20/2017	001-38295
10.11@	X4 Pharmaceuticals, Inc. 2019 Inducement Equity Incentive Plan	8-K	10.1	6/17/2019	001-38295
10.12@	Form of Stock Option Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.2	6/17/2019	001-38295
10.13@	Form of Restricted Stock Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.3	6/17/2019	001-38295
10.14@	Form of Restricted Stock Unit Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.4	6/17/2019	001-38295

10.15@	Form of Indemnification Agreement (for directors and executive officers)	S-1/A	10.36	11/06/2017	001-38295
10.16@	Director Compensation Policy	8-K	10.2	3/13/2019	001-38295
10.17@	Amended and Restated Executive Employment Agreement, dated as of March 13, 2019, by and between the Company and Paula Ragan, Ph.D.	8-K	10.3	3/13/2019	001-38295
10.18@	Amendment to Amended and Restated Executive Employment Agreement, dated as of March 13, 2019, dated February 13, 2020 by and between the Company and Paula Ragan, Ph.D.	10-Q	10.1	3/31/2020	001-38295
10.19*	Second Amended and Restated Executive Employment Agreement, dated as of March 7, 2022 by and between the Company and Adam S. Mostafa.
10.20*	Amended and Restated Executive Employment Agreement, dated as of March 7, 2022 by and between the Company and Derek Meisner
10.21*	Amended and Restated Executive Employment Agreement, dated as of March 7, 2022 by and between the Company and Art Taveres
10.22*	Amended and Restated Executive Employment Agreement, dated as of March 7, 2022 by and between the Company and Diego Cadavid
10.23*	Amended and Restated Executive Employment Agreement, dated as of March 7, 2022 by and between the Company and Mary DiBiase
10.24@	Consulting Agreement, dated September 17, 2020, by and between the Company and Gary Bridger	10-Q	10.2	11/05/2020	001-38295
10.25#	License Agreement, dated as of July 10, 2014, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, LLC) and Genzyme Corp., a Sanofi company.	8-K	10.5#	3/13/2019	001-38295
10.26#	Amendment No. 1 to License Agreement, dated as of October 23, 2014, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Genzyme Corporation, a Sanofi company.	8-K/A	10.6#	5/13/2019	001-38295
10.27#	License Agreement, dated as of December 13, 2016, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Georgetown University.	8-K/A	10.7#	5/13/2019	001-38295
10.28#	Exclusive License Agreement, dated as of December 23, 2016, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Beth Israel Deaconess Medical Center.	8-K/A	10.8#	5/13/2019	001-38295
10.29	License Agreement, dated as of November 13, 2020, by and between X4 Pharmaceuticals Inc. and the Dana Farber Cancer Institute.	10-K	10.33	3/19/2021	001-38295
10.30	Loan and Security Agreement, dated as of October 19, 2018, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Hercules Capital, Inc.	8-K	10.9	3/13/2019	001-38295
10.31	Amendment No. 1 to Loan and Security Agreement, dated as of December 11, 2018, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Hercules Capital, Inc.	8-K	10.1	3/13/2019	001-38295
10.32	Amended and Restated Loan and Security Agreement, dated as of June 27, 2019, by and among X4 Pharmaceuticals, Inc., X4 Therapeutics, Inc., Hercules Capital, Inc. and Hercules Capital Funding Trust 2019-1.	8-K	10.1	6/28/2019	001-38295
10.33	Amendment No. 1 to Loan and Security Agreement, dated March 13, 2020, by and between X4 Pharmaceuticals, Inc. and Hercules Capital, Inc.	8-K	10.1	3/17/2020	001-38295
10.34	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of December 21, 2020, by and among X4 Pharmaceuticals, Inc., each of its Qualified Subsidiaries (including X4 Therapeutics, Inc.), the Lender, and Hercules Capital, Inc., as Agent	8-K	10.1	12/23/2020	001-38295

10.35	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of December 21, 2020, by and among X4 Pharmaceuticals, Inc., each of its Qualified Subsidiaries (including X4 Therapeutics, Inc.), the Lender, and Hercules Capital, Inc., as Agent	8-K	10.1	2/09/2022	001-38295
10.36	Lease, dated as of January 20, 2017, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Brickman 955 Massachusetts LLC.	8-K	10.11	3/13/2019	001-38295
10.37	Lease, dated as of November 11, 2019, by and between X4 Pharmaceuticals Inc. and Beacon North Village, LLC.	10-K	10.32	3/12/2020	001-38295
10.38	Settlement Agreement, dated as of March 8, 2019, by and among X4 Pharmaceuticals, Inc. (formerly Arsanis, Inc.), Artemis AC Corp., X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.), Arsanis Biosciences GmbH and Österreichische Forschungsförderungsgesellschaft GmbH.	8-K	10.1	4/11/2019	001-38295
10.39	Master Services Agreement, dated September 10, 2015, by and between X4 Pharmaceuticals Inc. and Mayne Pharma Inc. (formerly known as Metrics, Inc.).	10-K	10.35	3/12/2020	001-38295
10.40	Amendment No. 1 to Master Services Agreement, dated August 25, 2017, by and between X4 Pharmaceuticals Inc. and Mayne Pharma Inc. (formerly known as Metrics, Inc.)	10-K	10.36	3/12/2020	001-38295
10.41	Amendment No. 2 to Master Services Agreement, dated February 28, 2020, by and between X4 Pharmaceuticals Inc. and Mayne Pharma Inc.	10-K	10.37	3/12/2020	001-38295
10.42	Master Services Agreement, dated February 19, 2016, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited	10-K	10.38	3/12/2020	001-38295
10.43	Amendment No. 1 to Master Services Agreement, dated February 19, 2016, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited	10-K	10.39	3/12/2020	001-38295
10.44	Amendment No. 2 to Master Services Agreement, dated February 19, 2021, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited.	10-K	10.48	3/19/2021	001-38295
21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL)
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

X4 PHARMACEUTICALS, INC.

Date: March 17, 2022	By:	/s/ Paula Ragan
Paula Ragan, Ph D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paula Ragan	President, Chief Executive Officer and Director	March 17, 2022
Paula Ragan, Ph.D.	(Principal Executive Officer)

/s/ Adam S. Mostafa	Chief Financial Officer and Treasurer	March 17, 2022
Adam S. Mostafa	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael S. Wyzga	Chairman of the Board of Directors	March 17, 2022
Michael S. Wyzga

/s/ William Aliski	Director	March 17, 2022
William E. Aliski

/s/ Gary J. Bridger	Director	March 17, 2022
Gary J. Bridger, Ph.D.

/s/ Francoise De Craecker	Director	March 17, 2022
Francoise De Craecker

/s/ Alison Lawton	Director	March 17, 2022
Alison F. Lawton

/s/ David McGirr	Director	March 17, 2022
David McGirr

/s/ Murray W. Stewart	Director	March 17, 2022
Murray W. Stewart, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of X4 Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of X4 Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock, redeemable common stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 17, 2022

We have served as the Company’s auditor since 2016.

X4 PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$81,787	$78,708
Research and development incentive receivable	747	917
Prepaid expenses and other current assets	5,344	3,682
Total current assets	87,878	83,307
Property and equipment, net	1,514	1,237
Goodwill	17,351	27,109
Right-of-use assets	8,710	7,960
Other assets	1,723	3,258
Total assets	$117,176	$122,871
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,283	$3,144
Accrued expenses	7,870	8,018
Current portion of lease liability	1,075	786
Current portion of long-term debt	795	—
Total current liabilities	14,023	11,948
Long-term debt, including accretion, net of discount	33,139	33,178
Lease liabilities	4,776	4,484
Other liabilities	826	462
Total liabilities	52,764	50,072
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value. 125,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 28,127,657 and 16,305,731 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	28	16
Additional paid-in capital	347,374	267,077
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(282,871)	(194,175)
Total stockholders’ equity	64,412	72,799
Total liabilities and stockholders’ equity	$117,176	$122,871
The accompanying notes are an integral part of these consolidated financial statements

X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
License revenue	$—	$3,000	$—
Operating expenses:
Research and development	50,647	41,932	30,163
General and administrative	24,702	20,942	17,640
Goodwill impairment	9,758	—	—
Loss on transfer of nonfinancial assets	—	—	3,900
Total operating expenses	85,107	62,874	51,703
Loss from operations	(85,107)	(59,874)	(51,703)
Other income (expense):
Interest income	10	273	1,197
Interest expense	(3,642)	(2,688)	(2,147)
Change in fair value of preferred stock warrant liability	—	—	(288)
Change in fair value of derivative liability	(366)	(437)	183
Loss on extinguishment of debt	—	(162)	(566)
Other income	426	905	517
Total other expense, net	(3,572)	(2,109)	(1,104)
Loss before provision for income taxes	(88,679)	(61,983)	(52,807)
Provision for income taxes	17	148	—
Net loss	(88,696)	(62,131)	(52,807)
Accruing dividends on Series A convertible preferred stock	—	—	(592)
Deemed dividend on Class B Warrant price reset	(13,943)	—	—
Net loss attributable to common stockholders	$(102,639)	$(62,131)	$(53,399)
Net loss per share attributable to common stockholders—basic and diluted	$(3.99)	$(3.09)	$(4.63)
Weighted average shares of common stock outstanding—basic and diluted	25,749	20,077	11,530

Net loss	$(88,696)	$(62,131)	(52,807)
Currency translation adjustments	—	—	(119)
Total comprehensive loss	$(88,696)	$(62,131)	$(52,926)

The accompanying notes are an integral part of these consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Series Seed, A and B Convertible Preferred		Redeemable Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	40,079,567	$64,675	107,371	$734	351,652	$—	$2,151	$—	$(79,237)	$(77,086)
Conversion of redeemable common stock into common stock			(107,371)	(734)	107,364	—	734			734
Conversion of convertible preferred shares into common stock	(40,079,567)	(64,675)			3,808,430	4	64,671			64,675
Exchange of common stock in connection with Merger					2,440,582	2	45,539			45,541
Fair value of replacement equity awards							817			817
Reclassification of warrant liability to permanent equity							5,235			5,235
Issuance of common stock and prefunded warrants for the purchase of common stock, net of issuance costs of $11.4 million					9,336,667	9	139,379			139,388
Exercise of stock options					50,321	1	344			345
Exercise of warrants					33,846	—	447			447
Stock-based compensation expense							2,050			2,050
Foreign currency translation adjustment								(119)		(119)
Net loss									(52,807)	(52,807)
Balance at December 31, 2019	—	—	—	—	16,128,862	16	261,367	(119)	(132,044)	129,220
Exercise of stock options					17,689	—	127			127
Stock-based compensation expense							5,428			5,428
Issuance of shares under employee stock purchase plan					26,643		169			169
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations					132,537		(14)			(14)
Net loss									(62,131)	(62,131)
Balance at December 31, 2020					16,305,731	16	267,077	(119)	(194,175)	72,799
Issuance of common stock, redeemable common stock and pre-funded warrants for the purchase of common stock, net of issuance costs of $4.4 million			229,885	1,875	9,435,951	10	73,858			73,868
Issuance of common stock under employee stock purchase plan					45,816		219			219
Exercise of stock options					5,860		40			40
Exercise of pre-funded warrants					2,129,768	2				2
Vesting of restricted stock units					204,531					—
Repurchase and retirement of redeemable common stock			(229,885)	(1,875)						—
Stock-based compensation							6,180			6,180
Net loss									(88,696)	(88,696)
Balance at December 31, 2021			—	—	28,127,657	$28	$347,374	$(119)	$(282,871)	$64,412
The accompanying notes are an integral part of these consolidated financial statements

Table of Contents
X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(88,696)	$(62,131)	$(52,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,180	5,428	2,050
Depreciation and amortization expense	499	351	103
Goodwill impairment	9,758	—	—
Loss on transfer of non-financial assets	—	—	3,900
Non-cash lease expense	1,393	879	569
Accretion of debt discount	756	532	695
Loss on extinguishment of debt	—	162	566
Change in fair value of preferred stock warrant and derivative liability	366	437	105
Other	337	(413)	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research and development incentive receivable	(1,755)	(1,655)	109
Accounts payable	1,166	1,031	(2,752)
Accrued expenses	(152)	1,517	160
Lease liabilities	(698)	(1,067)	(753)
Operating lease right-of-use asset, net of non-cash portion	(59)	(3,889)	—
Net cash used in operating activities	(70,905)	(58,818)	(48,055)
Cash flows from investing activities:
Cash, cash equivalents and restricted cash acquired in connection with the Merger	—	—	26,406
Proceeds from transfer of non-financial assets	—	—	1,000
Purchase of property, equipment and intangible assets	(615)	(1,362)	(174)
Net cash provided by (used in) investing activities	(615)	(1,362)	27,232
Cash flows from financing activities:
Proceeds from exercise of stock options, warrants and pre-funded warrants an issuance of shares of common stock under employee stock purchase plans	260	561	792
Employee taxes paid related to net share settlement of vested restricted stock units	—	(278)	—
Proceeds from borrowings under loan and security agreements, net of issuance costs	—	12,388	9,849
Repayments of borrowings under loan and security agreement	—	—	(9,368)
Proceeds from sale of shares of common stock, redeemable common stock, warrants and pre-funded warrants, net of issuance costs	75,985	(277)	139,388
Settlement and retirement of redeemable common stock	(2,000)	—	—
Net cash provided by financing activities	74,245	12,394	140,661
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(319)	402	(250)
Net (decrease) increase in cash, cash equivalents and restricted cash	2,406	(47,384)	119,588
Cash, cash equivalents and restricted cash at beginning of period	80,702	128,086	8,498
Cash, cash equivalents and restricted cash at end of period	$83,108	$80,702	$128,086

Supplemental disclosure of cash flow information
Cash paid for interest	$2,906	$2,099	$1,284
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, equipment and right-of-use assets included in accounts payable	$—	$54	$40
Acquisition of right-of-use assets financed by lease liabilities	$1,343	$—	$—
Issuance costs not yet paid	$24	$—	$775
Conversion of convertible preferred stock into common stock	$—	$—	$64,675
Conversion of redeemable common stock into common stock	$—	$—	$734
Conversion of convertible preferred stock warrants into common stock warrants	$—	$—	$5,235
Fair value of net assets acquired in the Merger in exchange for common shares, excluding cash acquired	$—	$—	$19,952
The accompanying notes are an integral part of these consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION
X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a late-stage clinical biopharmaceutical company focused on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. The Company’s lead product candidate, mavorixafor, is a potential first-in-class, once-daily, oral inhibitor of CXCR4 and is currently in a Phase 3 clinical trial for the treatment of Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”) syndrome, a rare, inherited, primary immunodeficiency disease caused by genetic mutations in the CXCR4 receptor gene. The Company is also conducting a 14-day, proof-of-concept Phase 1b clinical trial of mavorixafor in patients with chronic neutropenia disorders, and a Phase 1b clinical trial of mavorixafor in combination with ibrutinib in Waldenström’s macroglobulinemia. The Company is headquartered in Boston, Massachusetts and has an additional facility in Vienna, Austria.

Going Concern Assessment—In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU 2014-15”), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2021, the Company had $81.8 million of cash and cash equivalents and an accumulated deficit of $282.9 million. As further discussed in Note 2, the Company has a covenant under its Amended and Restated Loan Agreement (the “Hercules Loan Agreement”) with Hercules Capital Inc. (“Hercules”), which will require that the Company maintain a minimum level of cash, as defined, beginning on September 1, 2022. If the Company is in violation of this covenant, Hercules could require the repayment of all outstanding debt. Based on its current cash expenditure forecast and considering this covenant, the Company expects that its existing cash and cash equivalents will fund its operations into the fourth quarter of 2022.

As a result, the Company believes that, in the aggregate, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Nevertheless, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In order to fund its operations beyond 2022, the Company will need to raise additional funds, which could be through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If the Company is unable to obtain future funding when needed, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or pre-commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates— The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the impairment or lack of impairment of long-lived assets including operating lease right-of-use assets and goodwill, and the constraint of variable consideration from contracts with customers. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The COVID-19 pandemic has impacted and is expected to continue to impact the clinical development timelines for certain of the Company's clinical programs. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2021 and 2020.
Restricted Cash

(in thousands)	As of December 31, 2021	As of December 31, 2020
Letter of credit security: Cambridge lease	$—	$264
Letter of credit security: Waltham lease	250	250
Letter of credit security: Vienna Austria lease	216	336
Letter of credit security: Boston lease	855	1,144
Total restricted cash	$1,321	$1,994
Restricted cash included in prepaid expenses and other current assets	$—	$264
Restricted cash included in other assets	$1,321	$1,730

In connection with the Company’s lease agreement for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the landlord. In accordance with the Company’s Loan and Security Agreement with Hercules, as most recently amended on February 9, 2022 and as further described in Note 7, effective as of the earlier of (a) certain specified events impacting the Company’s Phase III trial of mavorixafor for the treatment of WHIM syndrome and (b) September 1, 2022, the Company at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest as further described in Note 7.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the sum to the total of amounts shown in the Company’s consolidated statements of cash flows as of December 31, 2021, 2020, 2019 and 2018:

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$81,787	$78,708	$126,184	$8,134
Restricted cash, current (included within prepaid expenses and other current assets)	—	264	—	—
Restricted cash, non-current (included within other assets)	1,321	1,730	1,902	364
Total cash, cash equivalents and restricted cash	$83,108	$80,702	$128,086	$8,498
Property and Equipment— Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset, as follows:

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Right-of-Use Assets and Leases— The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”), Topic 842, Leases (“ASC 842”). Under ASC 842, at the inception of an arrangement, the Company determines whether the arrangement contains a lease based on the unique facts and circumstances present. Leases with a non-cancellable term greater than one year are recognized on the balance sheet as right-of-use assets with associated current and non-current lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew the lease. If a lease is cancellable without penalty, the Company excludes from the lease term periods following the cancellation notice period unless it is reasonably certain that the Company will not cancel the lease.
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill is tested quantitatively for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action, a significant decline in the price of the Company’s common stock, or unanticipated competition.
The Company has determined that it operates in a single operating segment and has a single reporting unit. To perform its quantitative test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. See Note 4 for more information on the Company’s goodwill impairment test as of December 31, 2021.
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Merger, the Company’s preferred stock warrant liability and preferred stock repurchase liability were carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The embedded derivative liability related to the redemption features of the Company’s debt with Hercules as described further below is carried at fair value and is a Level 3 measurement. The Company’s cash equivalents, consisting of money market funds invested in U.S. Treasury securities, are carried at fair value, determined based on Level 1 and Level 2 inputs in the fair value hierarchy described above. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding loan and security agreement with Hercules approximates its fair value at December 31, 2021 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to March 13, 2019, the Company was a private company and lacked company-specific historical and implied volatility information for its common stock. Therefore, the Company estimates its expected common stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employee consultants is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield considers the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.
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
Comprehensive Loss— For the year ended December 31, 2021 and 2020, all foreign currency remeasurement gains and losses were included in net loss as the Company has deemed the functional currency of its foreign subsidiary to be the U.S. Dollar. Comprehensive loss includes net loss as well as foreign currency translation adjustments of $119 thousand for the year ended December 31, 2019.
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
Net Loss per Share— For periods prior to the Merger with Arsanis on March 13, 2019, the Company followed the two-class method when computing net loss per share as the Company had issued shares that met the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. In addition, during the year ended December 31, 2021, in accordance with the Class B Warrant agreement, the exercise price of each outstanding Class B Warrant was adjusted to the price of subsequent sales of common stock. Such adjustment is accounted for as a deemed dividend that adjusts net loss available to common shareholders for purposes of basic earnings per share. The deemed dividend is calculated using the Black-Scholes pricing model, taking into account historical volatility of the Company’s common stock and the estimated remaining life of the outstanding Class B Warrants.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2020, the Company incurred $0.9 million of payment obligations to Genzyme. For the years ended December 31, 2021 and 2019, the Company did not incur any payment obligations to Genzyme under the Genzyme Agreement.
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
Under the terms of the Georgetown Agreement, the Company paid a one-time, upfront fee of $50 thousand and the Company may be required to make milestone payments of up to an aggregate of $800 thousand related to commercial sales of a product. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use. Under the Georgetown Agreement, the Company is solely responsible for all development and commercialization activities and costs in its respective territories. The Company is also responsible for all costs related to the filing, prosecution and maintenance of the licensed patent rights. The term of the Georgetown Agreement will continue until the expiration of the last valid claim within the patent rights covering the product. Georgetown may terminate the agreement in the event (i) the Company fails to pay any amount and fails to cure such failure within 30 days after receipt of notice, (ii) the Company defaults in its obligation to obtain and maintain insurance and fails to remedy such breach within 45 days after receipt of notice, or (iii) the Company declares insolvency or bankruptcy. The Company may terminate the Georgetown Agreement at any time upon at least 60 days’ written notice. During the years ended December 31, 2021, 2020 and 2019, the Company did not incur any payment obligations to Georgetown under the Georgetown Agreement and no milestone payments were made or due under the Georgetown Agreement.
Beth Israel Deaconess Medical Center Agreement
In December 2016, the Company entered into a license agreement (the “BIDMC Agreement”) with Beth Israel Deaconess Medical Center (“BIDMC”), pursuant to which the Company obtained an exclusive, worldwide license to make, have made, use, sell, offer for sale and import products covered by patent rights co-owned by BIDMC. The rights licensed to the Company are for all fields of use. Under the terms of the BIDMC Agreement, the Company paid a one-time, upfront fee of $20 thousand and the Company is responsible for all future patent prosecution costs. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations because the acquired technology represented in-process research and development and had no alternative future use. The term of the BIDMC Agreement will continue until the expiration of the last valid claim within the patent rights covering the licensed products. BIDMC may terminate the agreement in the event (i) the Company fails to pay any amount and fails to cure such failure within 15 days after receipt of notice, (ii) the Company is in material breach of any material provision of the BIDMC Agreement and fails to remedy such breach within 60 days after receipt of notice, or (iii) the Company declares insolvency or bankruptcy. The Company may terminate the BIDMC Agreement at any time upon at least 90 days’ written notice. The Company did not incur any payment obligations under the BIDMC Agreement during the years ended December 31, 2021, 2020 and 2019.
Dana Farber Cancer Institute Agreement
In November 2020, the Company entered into a license agreement (the “DFCI Agreement”) with the Dana Farber Cancer Institute (“DFCI”) pursuant to which the Company obtained a non-exclusive, royalty-bearing license to use, make, have made, develop, market, import, distribute, sell and have sold products covered by patent rights owned by DFCI. Under the terms of the DFCI Agreement, the Company paid a one-time, upfront fee of $25 thousand and approximately $35 thousand for reimbursement of DFCI’s past patent expenses relating to the patent rights. The Company will pay 25% of DFCI’s ongoing patent prosecution expenses and an annual license maintenance fee of $10 thousand in each of the first three years, $40 thousand in each of the subsequent three years and $50 thousand every year after that until commercialization. The Company may be required to make milestone payments of up to an aggregate of approximately $32.0 million related to development, regulatory and commercial sales events. No such milestone payments have been incurred to date. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use. The term of the DCFI Agreement will continue until the expiration of the last valid claim within the patent rights covering the product. DFCI may terminate the agreement if certain events occur.

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
As of the years ended December 31, 2021 and 2020, the amounts due under these programs were $0.7 million and $0.9 million, respectively, which is included in research and development incentive receivable on the consolidated balance sheet. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $0.8 million, $0.5 million and $0.4 million, respectively, of income related to the program on the consolidated statement of operations and comprehensive loss within “other income”.
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
4.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of December 31, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$20,000	$27,793	$—	$47,793
	$20,000	$27,793	$—	$47,793
Liabilities:
Embedded derivative liability	$—	$—	$821	$821
	$—	$—	$821	$821

	Fair Value Measurements as of December 31, 2020 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market fund	$16,816	$28,018	$—	$44,834
	$16,816	$28,018	$—	$44,834
Liabilities:
Embedded derivative liability	$—	$—	$455	$455
	$—	$—	$455	$455

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
The following table provides a roll-forward of the aggregate fair values of the Company’s warrant liability and derivative liability, for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability
Balance as of December 31, 2019	$18
Change in fair value	437
Balance at December 31, 2020	455
Change in fair value	366
Balance at December 31, 2021	$821

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Embedded Derivative Liability—
The fair value of the embedded derivative liability recognized in connection with the Company’s loan agreement with Hercules (see Note 7), which is associated with additional fees due to Hercules upon events of default, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of this embedded derivative liability, which is reported within other non-current liabilities on the consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third-party valuations, which were prepared based on a discounted cash flow model that considered the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 14%. As of December 31, 2021 and December 31, 2020, the fair value of this derivative liability was $821 thousand and $455 thousand, respectively.
Impairment of Goodwill
Goodwill is tested quantitatively for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter of 2021, the Company’s market capitalization, measured as the price of the Company’s common stock multiplied by common shares outstanding, was below the value of the Company’s net assets, including goodwill. As a result of the sustained decline in the market price of the Company’s common stock, the fair value of the Company’s single reporting unit, determined based on Company’s market capitalization on December 31, 2021, was lower than its carrying value and the Company concluded that goodwill was impaired. Accordingly, the Company recorded an impairment charge of $9.8 million to reduce the carrying amount of goodwill to $17.4 million as of December 31, 2021. Should the market value of the Company’s common stock continue to decline, additional impairment charges may be recorded in the future.

The following table provides a rollforward of the Company’s goodwill and accumulated impairment losses.

(in thousands)	Goodwill
Goodwill, gross amount, at December 31, 2020	$27,109
Accumulated impairment loss, at December 31, 2020	—
Goodwill at December 31, 2020	27,109
Additions	—
Impairment losses	(9,758)
Goodwill at December 31, 2021	$17,351

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Leasehold improvements	$228	$228
Furniture and fixtures	1,251	910
Computer equipment	150	47
Software	33	33
Lab equipment	576	293
	2,238	1,511
Less: Accumulated depreciation and amortization	(724)	(274)
	$1,514	$1,237
Depreciation and amortization expense related to property and equipment was approximately $499 thousand, $351 thousand, and $103 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

6.    ACCRUED EXPENSES
Accrued expenses consisted of the following

(in thousands)	December 31, 2021	December 31, 2020
Accrued employee compensation and benefits	$5,417	$3,756
Accrued external research and development expenses	1,507	3,150
Accrued professional fees	632	627
Other	314	485
	$7,870	$8,018
7.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Principal amount of long-term debt	$32,500	$32,500
Debt premium, net of accretion	277	223
Cumulative accrual of end of term payments	1,157	455
Long-term debt	33,934	33,178
Less: current portion of long-term debt	(795)	—
Long-term debt, net of current portion	$33,139	$33,178
Hercules Loan Agreements-— In October 2018, the Company entered into the Hercules Loan Agreement, as amended in June 2019, December 2019, March 2020, December 2020, and February 2022, with Hercules, under which the Company has borrowed an aggregate of $32.5 million of term loans to date. The Hercules Loan Agreement provides for maximum borrowings of up to $50.0 million, which include, subject to Hercules investment committee’s sole discretion, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $17.5 million through December 31, 2022. Borrowings under the Hercules Loan Agreement accrue interest at a variable rate equal to the greater of (i) 8.75%, or (ii) 8.75% plus The Wall Street Journal prime rate minus 6.0%.  In an event of default, and until such event is no longer continuing, the interest rate applicable to borrowings under the Amended and Restated Loan Agreement would be increased by 4.0%.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Hercules Loan Agreement are repayable in monthly interest-only payments through January 1, 2023, and in equal monthly payments of principal and accrued interest from February 1, 2023 until the maturity date of the loan, which is July 1, 2024. The Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of up to 1.0% of the principal amount outstanding as of the date of repayment. In addition, the Hercules Loan Agreement provides for payments of $0.8 million, which was settled on January 1, 2022, $1.3 million and $0.8 million payable on July 1, 2023 and July 1, 2024, respectively, which payments are accelerated upon the prepayment of the borrowings upon the Company’s election on upon default of the loan.

Borrowings under the Hercules Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for their intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property).

Pursuant to the Hercules Loan Agreement, effective as of the earlier of (a) certain specified events impacting the Company’s Phase 3 trial of mavorixafor for the treatment of WHIM and (b) September 1, 2022, the Company at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest in an aggregate amount greater than or equal to the greater of $30.0 million or six multiplied by a metric based on prior months’ cash expenditures; provided, however, that from and after the Company’s achievement of certain financing milestones through June 30, 2022, the Company must maintain cash in an account or accounts in which Hercules has a first priority security interest in an aggregate amount of $30.0 million. Following the achievement of certain operational performance milestones, the required level shall be reduced to the greater of $20.0 million, or, if the Company had not met the financing milestones noted above, three multiplied by the current cash expenditures metric; and provided further, that subject to the achievement of additional operational milestones, this covenant will be extinguished.

The Hercules Loan Agreement restricts the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.

The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	For the years ended
	2021	2020	2019
Total interest expense	$3,642	$2,686	$1,807
Non-cash interest expense	$756	$531	$414

The annual effective interest rate on the Hercules Loan Agreement as of December 31, 2021 is 10.7%. There were no principal payments due or paid under the Hercules Loan Agreement during the year ended December 31, 2021.
As of December 31, 2021, future principal payments and accrued end-of-term payments due under the Hercules Loan Agreement were as follows (in thousands):

Year Ending December 31	Total
2022	$795
2023	21,471
2024	11,391
Long-term debt, including end-of-term payments	$33,657

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    LEASES
The Company has lease agreements for its facilities in Boston, Massachusetts, which is the Company’s principal executive offices; Vienna, Austria, which is the Company’s research and development center; and Waltham, Massachusetts, which the Company has sublet to a third party. The Company previously had a lease agreement for a facility in Cambridge, Massachusetts, which served as its prior corporate headquarters. There are no restrictions or financial covenants associated with any of the lease agreements.
Boston Lease— The Company leases approximately 28,000 square feet of office space in Boston, Massachusetts (“Boston Lease”), which leased was entered into in November 2019 and serves as the Company’s headquarters. Base rental payments are approximately $1.0 million annually, plus certain operating expenses. The term of the Boston Lease will continue until November 2026, unless earlier terminated. The Company has the right to sublease the premises, subject to landlord consent and also has the right to renew the Boston Lease for an additional five years at the then prevailing effective market rental rate. The Company is required to maintain a security deposit in the form of a letter of credit for $0.9 million for the benefit of the landlord.

For the Boston lease, the Company participated in the construction of the office space and incurred construction costs to prepare the office space for its use, which have been partially reimbursed by the landlord. The Company concluded that these construction costs generate and enhance the landlord’s assets, and, as such, unreimbursed construction costs incurred to prepare the office space for its use have been classified a part of the right-of-use asset. The commencement date for the Boston Lease was September 1, 2020 upon substantial completion of the landlord's asset. On the commencement date, the Company recognized a lease liability of $4.6 million reflecting the future rent payments for the term of the Boston Lease discounted at the Company’s collateralized borrowing rate, and a right-of-use asset of $8.0 million measured as the lease liability plus rent payments made and unreimbursed construction costs incurred prior to the commencement date. The Company began recognizing rent expense     following the commencement date.
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
Vienna Austria Leases— The Company has an operating lease, as amended, for approximately 400 square meters of laboratory and office space in Vienna, Austria, which commenced on March 1, 2019, as amended, for a term of 2 years terminating in April 2021. The annual base rent for the previous lease was approximately $154 thousand. In September 2020, the Company entered into a new operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), which commenced in February 2021 following construction of laboratory and office space for a term of 7 years. The Company contributed $709 thousand to building improvements, which are classified as part of the right-of-use asset. The Company recorded a right-of-use asset and associated lease liabilities upon the commencement of the Vienna Lease in the first quarter of 2021. The annual base rent for the Vienna Lease, following a 6-month rent free period, will be approximately $300 thousand.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense for the three years ended December 31, 2021, 2020, and 2019 were as follows (dollars in thousands):

	For the Year Ended December 31,
Lease Cost	2021	2020	2019
Fixed operating lease cost	$2,087	$1,290	$827
Short-term lease costs	42	157	122
Total lease expense	$2,129	$1,447	$949
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,257	$3,820	$1,007
Leased assets obtained in exchange for new operating lease liabilities	$1,343	$5,090	$484
Weighted-average remaining lease term—operating leases	5.0 years	5.5 years	3.0 years
Weighted-average discount rate—operating leases	11.3%	11.2%	9.0%
Sublease income	$196	$194	$14

Maturities of lease liabilities due under lease agreements that have commenced as of December 31, 2021 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2022	$1,596
2023	1,625
2024	1,390
2025	1,418
2026 and thereafter	1,693
Total lease payments	7,722
Less: interest	(1,871)
Total operating lease liabilities as of December 31, 2021	$5,851

9.    COMMITMENTS AND CONTINGENCIES
The Company has agreements with clinical research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and CN. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company also has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials.
License Agreements. See Note 3 for a summary of the Company’s license agreements, which commit the Company to contingent milestone and royalty fees based on future operational events. In March 2021, the Company terminated its license agreement with Adimab LLC and has no further obligations on the agreement.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or December 31, 2020.
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
In connection with its issuance of common stock in public offerings that closed on April 16, 2019 and November 29, 2019, the Company issued 3,900,000 Class A warrants, which are exercisable for shares of the Company's common stock, and 5,416,667 Class B warrants, which are exercisable for shares of the Company's common stock or prefunded warrants to purchase shares of the Company's common stock. The Class A warrants have an exercise price of $13.20 per warrant, expire on April 15, 2024 and were immediately exercisable upon issuance. The Class B warrants were immediately exercisable upon issuance, had an initial exercise price of $15.00 per share and expire on a date that is the earlier of (a) the date that is 30 calendar days from the date on which the Company issues a press release announcing top-line data from its Phase 3 clinical trial of mavorixafor for the treatment of patients with WHIM syndrome (or, if such date is not a business day, the next business day) and (b) November 28, 2024. The Class B warrants have a contingent price adjustment feature pursuant to which the exercise price of the Class B warrants is adjusted to the lowest weighted average offering price at which the Company sells its common stock or certain securities convertible into or exercisable for the Company’s common stock in one or more subsequent offerings, if the weighted average offering price for such offering is below $15.00. As a result of the sales of the Company’s stock at below $15.00 during the year ended December 31, 2021, the exercise price of the Class B Warrants was ultimately adjusted to $3.65. On March 23, 2021, the Company completed a private placement sale of its common stock priced at $8.70 and in the fourth quarter of 2021, the Company sold shares of its common stock at various price points, the lowest of which was $3.65. Accordingly, the exercise price of the Class B warrants was ultimately adjusted to $3.65 as of December 31, 2021.
In March 2021, in connection with the sale of its common stock in a private placement, the Company issued pre-funded warrants to purchase an aggregate of 50,000 shares of common stock at a price of $8.70 per share of common stock (or $8.69 per pre-funded warrant). The price per pre-funded warrant represents the price of $8.70 per share sold in the private placement, minus the $0.01 per share exercise price of each such pre-funded warrant. The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2021, the Company entered into a securities purchase agreement pursuant to which it agreed to issue and sell to an investor, in a private placement, pre-funded warrants to purchase an aggregate of 2,008,032 shares of the Company’s common stock at a purchase price of $4.97 per pre-funded warrant (representing the price of $4.98 per share in the private placement, minus the $0.01 per share exercise price of each such pre-funded warrant). The pre-funded warrants are exercisable at any time after their original issuance and will not expire.
The following table provides a roll forward of outstanding warrants for the period ended December 31, 2021:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable as of December 31, 2020	13,354,403	$13.52	3.7
Issued	2,058,032
Exercised	(2,130,000)
Expired	(25,275)
Outstanding and exercisable as of December 31, 2021	13,257,160	$7.96	2.7
As of December 31, 2021, the Company’s outstanding warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price		Expiration Date
October 25, 2016	5,155	$19.78		October 24, 2026
December 28, 2017	115,916	$19.78		December 28, 2027
September 12, 2018	20,220	$19.78		September 12, 2028
October 19, 2018	20,016	$19.78		October 19, 2028
March 13, 2019	5,000	$19.78		March 12, 2029
April 16, 2019	3,866,154	$13.20		April 15, 2024
November 29, 2019	5,416,667	$3.65		November 28, 2024
November 29, 2019	1,750,000	$12.00	(a)	n/a
March 23, 2021	50,000	$8.70	(b)	n/a
November 9, 2021	2,008,032	$4.98	(c)	n/a
	13,257,160
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
(c) In November 2021, the Company received $4.97 per pre-funded warrant, or $10.0 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.01 per pre-funded warrant.

11.    COMMON STOCK, REDEEMABLE COMMON STOCK AND PREFERRED STOCK
Common Stock— The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 125,000,000 shares of $0.001 par value common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have been declared or paid to date.
On April 12, 2019, the Company sold 5,670,000 shares of common stock and, in lieu of common stock, prefunded warrants to purchase 2,130,000 shares of common stock, and accompanying Class A warrants to purchase 3,900,000 shares of its common stock. The common stock was issued at a price to the public of $11.00 per share and accompanying Class A warrant and the prefunded warrants were issued at a price of $10.999 per prefunded warrant and accompanying Class A warrant. The Class A warrants have an exercise price of $13.20, will expire 5 years from the date of issuance, and are immediately exercisable with certain restrictions. The gross proceeds from the offering, which closed on April 16, 2019, were $85.8 million before deducting underwriting discounts and offering expenses.
On November 26, 2019, the Company sold 3,666,667 shares of common stock and, in lieu of common stock, prefunded warrants to purchase 1,750,000 shares of common stock, and accompanying Class B warrants to purchase 5,416,667 shares of its common stock or prefunded warrants to purchase shares of common stock. The common stock was issued at a price to the public of $12.00 per share and accompanying Class B warrant and the prefunded warrants were issued at a price of $11.999 per prefunded warrant and accompanying Class B warrant. The Class B warrants have an exercise price of $3.65 per warrant, as adjusted based on a down-round contingent price adjustment feature; expire on a date that is the earlier of (a) the date that is 30 calendar days from the date on which the Company issues a press release announcing top-line data from its Phase 3 clinical trial of mavorixafor for the treatment of patients with WHIM syndrome (or, if such date is not a business day, the next business day) and (b) November 28, 2024; and were immediately exercisable upon issuance.
On August 7, 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated (collectively the “Sales Agents”), pursuant to which the Company may offer and sell, at the Company’s sole discretion through one or more of the Sales Agents, shares of its common stock having an aggregate offering price of up to $50.0 million. To date, the Company has sold approximately $14.3 million, net of offering costs, of common stock under the ATM Sales Agreement.
On March 18, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several institutional and accredited investors (the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “Private Placement”) an aggregate of 6,271,836 shares of common stock and, to certain Investors, in lieu of common stock, pre-funded warrants to purchase an aggregate of 50,000 shares of common stock at a price of $8.70 per share of common stock (or $8.69 per pre-funded warrant). The Private Placement closed on March 23, 2021 and the Company received gross proceeds of $55.0 million, before deducting offering expenses payable by the Company.
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
On October 14, 2020, the Company entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Aspire Purchase Agreement, Aspire Capital was committed to purchase up to an aggregate of $50.0 million of shares of the Company’s common stock at the Company’s request from time to time during the 36-month term of the Purchase Agreement. Concurrently with entry into the Aspire Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), pursuant to which the Company filed with the SEC a prospectus supplement to the Company’s shelf registration statement on Form S-3 (File No. 333-242372), registering the issuance and sale of common stock that the Company may offer to Aspire Capital from time to time under the Aspire Purchase Agreement. No shares of common stock were sold pursuant to the Aspire Purchase Agreement. As further discussed in Note 16, in January 2022 the Company elected to terminate the Aspire Purchase Agreement
Redeemable Common Stock— Pursuant to the requirements of the July 2014 license agreement with Genzyme (see Note 3), in August 2015, the Company issued to Genzyme for no additional consideration 107,371 shares of common stock, which had an aggregate fair value of $734 on the date of issuance. Genzyme had the right to require the Company to repurchase all, but not less than all, of these shares of common stock at any time during the term of the license agreement for a price of $0.001 per share. Because of this redemption feature, the shares of common stock issued to Genzyme were classified outside of stockholders’ deficit on the consolidated balance sheets. As a result of the Merger, these shares were exchanged for common stock.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 18, 2021, the Company entered into an Option Agreement, as amended (the “Option Agreement”) with Abingworth Bioventures 8 LP (“Abingworth Bioventures 8”), which was one of the Investors party to the Securities Purchase Agreement. Pursuant to the Option Agreement, if the Company and a syndicate, of which Abingworth Bioventures 8 was a part, did not execute a definitive co-development agreement, as defined in the Option Agreement, by August 2, 2021, Abingworth Bioventures 8 could have required the Company to repurchase the 229,885 common shares it purchased in the private placement at the original purchase price of $8.70 per share. The Company classified these shares as redeemable common stock on the consolidated balance sheet, net of offering costs, as of March 31, 2021 and June 30, 2021. In August 2021, as a result of the termination of the letter of intent between the Company and Abingworth related to the contemplated co-development arrangement, Abingworth Bioventures 8 exercised it option to sell the 229,885 share of common stock it purchased in the Private Placement back to the Company at the original purchase price of $8.70 per share for an aggregate of $2.0 million. The Company adjusted the carrying amount of the redeemable common stock to its redemption value and subsequently retired these shares of common stock.
Convertible Preferred Stock (converted to Common Stock)— Prior to the Merger, the Company had issued Series Seed convertible preferred stock (the “Series Seed preferred stock”), Series A convertible preferred stock (the “Series A preferred stock”) and Series B convertible preferred stock (the “Series B preferred stock”). As of December 31, 2021, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue a total of 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2021 and 2020, there was no preferred stock outstanding.
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
2015 Employee, Director and Consultant Equity Incentive Plan— In 2015, the Board of Directors and shareholders of X4 adopted the 2015 Plan, which provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, directors and consultants of the Company. The total number of shares of common stock that may be issued under the 2015 Plan is 1.0 million shares. As of December 31, 2021, there were approximately 144 thousand shares available for issuance under the 2015 Plan.
2017 Equity Incentive Plan— Under the 2017 Plan, the Company may grant incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. On June 10, 2020, the Company's stockholders approved an amendment and restatement of the 2017 Plan. The amendments increased the number of shares of common stock reserved for issuance under the 2017 Plan by an additional 474 thousand shares and amended the “evergreen” provision of the 2017 Plan to provide for an automatic increase in the share reserve on the first day of each year, beginning on January 1, 2021 and ending on January 1, 2027, in an amount equal to the lower of 4.0% of the number of shares of the Company’s common stock outstanding on January 1 of each year or an amount determined by the Company’s Board of Directors. As of December 31, 2021, approximately 139 thousand shares were available for future issuance under the 2017 Plan. Pursuant to the evergreen provision of the 2017 Plan, as of January 1, 2022, an additional 1.1 million shares became available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan— The 2017 ESPP provides participating employees with the opportunity to purchase shares of the Company’s common stock at defined purchase prices over six-month offering periods. For the twelve months ended December 31, 2021, 45,816 shares of common stock were issued under the 2017 ESPP. As of December 31, 2021, approximately 183 thousand shares were available for future issuance under the 2017 ESPP. Pursuant to the evergreen provision of the 2017 ESPP, on January 1, 2022, an additional 85 thousand shares became available for future issuance under the 2017 ESPP.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019 Inducement Equity Incentive Plan— On June 17, 2019, the Board of Directors approved the adoption of the 2019 Plan, which is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company (or following a bona fide period of non-employment), as an inducement material to such individual’s entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The total number of shares of common stock that may be issued under the 2019 Plan, as amended, is 1.3 million shares. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2019 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants. As of December 31, 2021, approximately 483 thousand shares were available for future issuance under the 2019 Plan.
Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.0%	0.6%	2.0%
Expected term (in years)	5.96	6.01	5.99
Expected volatility	97.3%	94.9%	88.5%
Expected dividend yield	0%	0%	0%
Stock Options
The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding as of December 31, 2020	1,874,514	$12.94	8.3	$7
Granted	388,050	6.69
Exercised	(5,860)	7.08
Forfeited	(340,653)	22.43
Outstanding as of December 31, 2021	1,916,051	$10.01	7.8	$—
Exercisable as of December 31, 2021	1,007,236	$11.81	6.8	$—
Vested and expected to vest as of December 31, 2021	1,689,992	$10.05	7.6	$—
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock to the extent the stock option had a lower exercise price. The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2021 and 2020 was $13 thousand and $42 thousand, respectively. The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $5.17, $6.12, and $10.78, respectively.
Restricted Stock Units— During the twelve months ended December 31, 2021, the Company granted 674,478 restricted stock units to employees at a weighted average grant date fair value of $8.25 per share. The restricted stock units granted were primarily performance-based restricted stock units, which vest in part upon on the Company’s achievement of operational milestones and over time thereafter for the subsequent two years as the employee continues to provide services to the Company. As of December 31, 2021, all performance criteria had been achieved. The Company recognizes stock-based compensation expense using the accelerated attribution model based on the fair value of the awards as of the date of grant and management’s best estimate of the date each operational milestone will be achieved. These restricted stock units had a grant date fair value of $5.6 million, which is being recognized as stock-based compensation expense, net of estimated forfeitures, over the estimated vesting period.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s restricted stock activity for the twelve months ended December 31, 2021:

Number of Shares
Unvested at December 31, 2020	572,460
Granted	674,478
Vested	(205,185)
Forfeited	(116,652)
Unvested at December 31, 2021	925,101

Stock-Based Compensation— As of December 31, 2021, total unrecognized compensation expense related to unvested stock options and restricted stock units was $7.7 million, which is expected to be recognized over a weighted average period of 2.1 years.
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2021	2020	2019
Research and development expense	$2,723	$2,316	$909
General and administrative expense	3,457	3,112	1,141
Total stock-based compensation	$6,180	$5,428	$2,050
13.    INCOME TAXES
During the years ended December 31, 2021, 2020, and 2019, the Company recorded no income tax benefits for the net operating losses incurred and research and development credits generated due to the uncertainty of realizing a benefit from those items. Additionally during the year ended December 31, 2021, the Company recorded a tax provision of $17 thousand related to its Austrian subsidiary. During the year ended December 31, 2020, the Company recorded a tax provision of $148 thousand related to local withholdings associated with a milestone payment received from a customer in a foreign jurisdiction.

Loss before the provision for income taxes for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
United States	$(89,865)	$(62,539)	$(52,314)
Foreign (Austria)	1,186	556	(493)
	$(88,679)	$(61,983)	$(52,807)

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(5.4)	(5.9)	(5.8)
Foreign rate differential	—	—	(0.1)
Research and development tax credits	(0.9)	(1.1)	(1.1)
Change in fair value of preferred stock warrant liability	—	—	0.1
Other permanent differences	3.7	0.9	1.4
Change in deferred tax asset valuation allowance	23.7	27.2	26.8
Other	(0.1)	0.1	(0.3)
Effective income tax rate	—%	0.2%	—%

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	December 31,
(in thousands)	2021	2020
Net operating loss carryforwards	$101,863	$83,671
Research and development tax credit carryforwards	5,444	4,616
Capitalized research and development expenses	1,760	2,193
Lease liabilities	1,243	1,440
Other	3,372	2,452
Total deferred tax assets	113,682	94,372
Valuation allowance	(111,835)	(92,197)
Deferred tax assets, net of valuation allowance	$1,847	$2,175
Right of use assets	1,847	2,175
Total deferred tax liabilities	$1,847	$2,175
Total deferred tax assets, net	$—	$—

As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $315.0 million and $308.2 million, respectively, which may be available to offset future taxable income and begin to expire in 2031 and 2035, respectively. The Company has federal net operating losses $260.9 million, which do not expire, and $54.1 million of federal net operating losses generated prior to 2018 that will expire at various dates through 2037. In addition, as of December 31, 2021, the Company had foreign net operating loss carryforward of $65.2 million, which do not expire but are generally limited in their usage to an annual deduction equal to 75% of taxable income. As of December 31, 2021, the Company also had U.S. federal and state research and development tax credit carryforwards of $4.3 million and $1.4 million, respectively, which may be available to offset future tax liabilities and each begin to expire in 2032 and 2030, respectively.

As of December 31, 2021, uncertain tax position reserves recorded were $0.2 million for U.S. federal and state research and development tax credits. Additionally, during the year ended December 31, 2021, the Company released an uncertain tax position of $0.1 million related to withholding taxes paid in 2021 on a milestone payment received from a non-U.S. customer in 2020.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s reserve for uncertain tax positions for the three years ended December 31, 2021:

(in millions)	Reserve for Uncertain Tax Position
Balance as of December 31, 2019	$0.2
Increase in unrecognized tax benefit for tax positions taken during year	0.1
Balance as of December 31, 2020	0.3
Settlement of unrecognized tax benefit	(0.1)
Balance as of December 31, 2021	$0.2

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

Each period, the Company evaluates the positive and negative evidence bearing upon its ability to realize its federal, state and foreign deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021, 2020 and 2019.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021, 2020 and 2019 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Valuation allowance, beginning of year	$(92,197)	$(73,410)	$(22,797)
Increases recorded to income tax provision	(19,638)	(18,787)	(14,485)
Acquisition of business	—	—	(36,128)
Valuation allowance, end of year	$(111,835)	$(92,197)	$(73,410)

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2018 through December 31, 2020. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Numerator:
Net loss	$(88,696)	$(62,131)	$(52,807)
Accruing dividends on Series A convertible preferred stock	—	—	(592)
Deemed dividend as a result of Class B Warrant price reset	(13,943)	—	—
Net loss attributable to common stockholders	$(102,639)	$(62,131)	$(53,399)
Denominator:
Weighted average shares of common stock—basic and diluted	25,749	20,077	11,530
Net loss per share attributable to common stockholders— basic and diluted	$(3.99)	$(3.09)	$(4.63)
Basic and diluted weighted average shares of common stock outstanding for the years ended December 31, 2021 includes the weighted average effect of 3,808,032 prefunded warrants for the purchase of shares of common stock, for which the remaining unfunded exercise price is less than or equal to $0.01 per share. During the year ended December 31, 2021, in accordance with the Class B Warrant agreement, the exercise price of each outstanding Class B Warrant was adjusted to the price of subsequent sales of common stock. Such adjustment is accounted for as a deemed dividend that adjusts net loss available to common shareholders for purposes of basic earnings per share. The deemed dividend is calculated using the Black-Scholes pricing model, taking into account historical volatility of the Company’s common stock and the estimated remaining life of the outstanding Class B Warrants.
The Company’s potentially dilutive securities included outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock for the years ended December 31, 2021 and 2020. Potentially dilutive securities also included warrants to purchase preferred stock for the year ended 2019. These potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	1,916,051	1,874,514	1,297,029
Unvested restricted stock units	925,101	572,460	101,773
Warrants to purchase common stock (excluding prefunded warrants, which are included in basic shares outstanding)	9,449,128	9,474,403	9,776,871
	12,290,280	11,921,377	11,175,673

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    LOSS ON TRANSFER OF NONFINANCIAL ASSETS
During the year ended December 31, 2019, the Company entered into contractual arrangements with two third parties that transferred the rights to develop and commercialize the programs underlying IPR&D intangible assets acquired in the Merger. As of December 31, 2019, all programs underlying IPR&D intangible assets acquired in the Merger were transferred to these third parties and the Company had no continuing involvement in any ongoing research and development activities associated with the programs. The Company concluded that these third parties are “non-customers” as the underlying development programs transferred to these third parties are focused on potential drug candidates that were not aligned with the Company's strategic focus and, therefore, are not an output of the Company's ordinary activities. Accordingly, the Company accounted for these transactions under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). As a result of the transfer of control of the IPR&D projects to third parties, the Company derecognized the IPR&D intangible assets through a charge to “loss on transfer of nonfinancial assets” in 2019 of $3.9 million, which included the carrying value of the IPR&D of $4.9 million, partially offset by $1.0 million of non-refundable, upfront fees received from the third parties.

16.     SUBSEQUENT EVENTS

Termination of Aspire Purchase Agreement
On January 14, 2022, the Company terminated the Aspire Purchase Agreement, under which Aspire was committed to purchasing up to $50.0 million of the Company’s common stock, subject to certain restrictions. No shares of common stock were sold under the Aspire Purchase Agreement.

Lincoln Park Capital Fund Purchase Agreement
On January 14, 2022, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a securities purchase agreement (the “LPC Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell shares of common stock to Lincoln Park, having an aggregate value of up to $50.0 million, subject to certain limitations and conditions set forth in the LPC Purchase Agreement, at the Company’s request from time to time during the 36-month term of the LPC Purchase Agreement. In consideration for entering into the LPC Purchase Agreement, the Company issued 230,414 shares of common stock to Lincoln Park as an initial commitment fee.

Upon execution of the LPC Purchase Agreement and the Registration Rights Agreement on January 14, 2022, the Company sold to Lincoln Park, as an initial purchase under the LPC Purchase Agreement, a total of 1,382,488 shares of common stock, at a per share price of $2.17 per share, for aggregate consideration of approximately $3.0 million.

Amendment to Hercules Loan Agreement
On February 9, 2022, the Company entered into Amendment No. 3 the Hercules Loan Agreement. The amendment:
•terminated the Company’s ability to request additional term loan advances in an aggregate amount of $7.5 million through June 30, 2022;
•increased the aggregate amount of term loan advances the Company may request from $10.0 million to $17.5 million, subject to Hercules’ investment committee’s sole discretion, through December 31, 2022;
•modified the minimum cash covenant contingent upon the Company raising “cash proceeds” (as defined in the Hercules Loan Agreement, as amended by Amendment No. 3) of $33.0 million between January 1, 2022 and June 30, 2022. The current minimum cash covenant requires that, following the initial test date for the covenant, the Company maintain a minimum level of cash equal to six times a cash flow metric based on the preceding three months cash flow, subject to reduction, upon achievement of certain performance milestones, to the greater of $20.0 million or three times the then-current cash flow metric, and further subject to extinguishment of the minimum cash covenant based upon achievement of additional milestones. If the Company raises the specified “cash proceeds” in the specified period, the Company would, at all times thereafter during which the minimum cash covenant is in effect, be required to maintain a minimum of $30.0 million of cash, which would be further reduced to $20.0 million upon achievement of certain performance milestones and extinguished upon achievement of additional milestones.
See Note 7 to these notes to the consolidated financial statements for further discussion of the Hercules Loan Agreement.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Q1 2022 Private Placement
On March 3, 2022, the Company entered into a securities purchase agreement pursuant (the “Q1 2022 Private Placement”) to which it agreed to issue and sell to an investor (the “Investor”), in a private placement, 900,000 shares of common stock at a price of $1.80 per share and pre-funded warrants to purchase an aggregate of 766,666 shares of common stock at a purchase price of $1.79 per pre-funded warrant (representing the price of $1.80 per share minus the $0.01 per share exercise price of each such pre-funded warrant). The pre-funded warrants are exercisable at any time after their original issuance date and will have no expiration date. The Q1 2022 Private Placement closed on March 7, 2022 and the Company received gross proceeds of $3.0 million, before deducting offering expenses payable by the Company.

Also, on March 3, 2022, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, pursuant to which the Company agreed to register for resale the shares and the shares of common stock underlying the pre-funded warrants held by the Investor (the “Registrable Securities”). Under the Registration Rights Agreement, the Company has agreed to file a registration statement covering the resale of the Registrable Securities by no later than April 30, 2022 (the “Filing Deadline”). The Company has agreed to use commercially reasonable efforts to cause such registration statement to become effective as soon as practicable and to keep such registration statement effective until the date the Shares and the shares of Common Stock underlying the Pre-Funded Warrants covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction. The Company has agreed to be responsible for all fees and expenses incurred in connection with the registration of the Registrable Securities.

In the event (i) the registration statement has not been filed by the Filing Deadline, (ii) the registration statement has not been declared effective prior to the earlier of (A) five business days after the date which the Company is notified by the U.S. Securities and Exchange Commission (the “SEC”) that the registration statement will not be reviewed by the SEC staff or is not subject to further comment by the SEC staff, or (B) 60 days following the Filing Deadline (or, in the event the SEC reviews and has written comments to the registration statement, 120 days following the Filing Deadline) or (iii) after the registration statement has been declared effective by the SEC, sales cannot be made pursuant to the registration statement for any reason including by reason of a stop order or the Company’s failure to update such registration statement, subject to certain limited exceptions, then the Company has agreed to make pro rata payments to the Investor as liquidated damages in an amount equal to 1% of the aggregate amount invested by the Investor in the Registrable Securities per 30-day period or pro rata for any portion thereof for each such month during which such event continues, subject to certain caps set forth in the Registration Rights Agreement. The Company has granted the Investor customary indemnification rights in connection with the registration statement. The Investor has also granted the Company customary indemnification rights in connection with the registration statement.

Class B Warrant Price Adjustments
As a result of the Purchase Agreement, the exercise price of the Company’s Class B warrants, which are currently exercisable, was adjusted from $3.65 to $2.17 per Class B warrant. In addition, as a result of the Q1 2022 Private Placement, the exercise price of the Class B warrants was further adjusted to $1.80 per Class B warrant. No Class B warrant has been exercised to date.