Form 10-Q
period 2022-03-31
X4 Pharmaceuticals, Inc
filed 2022-05-12
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 9, 2022, the registrant had 30,823,573 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$66,427	$81,787
Research and development incentive receivable	868	747
Prepaid expenses and other current assets	3,586	5,344
Total current assets	70,881	87,878
Property and equipment, net	1,403	1,514
Goodwill	17,351	17,351
Right-of-use assets	8,344	8,710
Other assets	1,646	1,723
Total assets	$99,625	$117,176
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,569	$4,283
Accrued expenses	6,877	7,870
Current portion of lease liability	1,109	1,075
Current portion of long-term debt	3,415	795
Total current liabilities	14,970	14,023
Long-term debt, net of discount and current portion	29,809	33,139
Lease liabilities	4,482	4,776
Other liabilities	650	826
Total liabilities	49,911	52,764
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of each of March 31, 2022 and December 31, 2021; 30,809,476 and 28,127,657 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	31	28
Additional paid-in capital	354,638	347,374
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(304,836)	(282,871)
Total stockholders’ equity	49,714	64,412
Total liabilities and stockholders’ equity	$99,625	$117,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$14,113	$12,104
Selling, general and administrative	7,664	5,832
Gain on sale of non-financial asset	(509)	—
Total operating expenses	21,268	17,936
Loss from operations	(21,268)	(17,936)
Other income (expense):
Interest income	3	2
Interest expense	(913)	(891)
Change in fair value of derivative liability	176	(31)
Other income, net	60	186
Total other expense, net	(674)	(734)
Loss before provision for income taxes	(21,942)	(18,670)
Provision for income taxes	23	6
Net loss and comprehensive loss	(21,965)	(18,676)
Deemed dividend on Class B Warrant price reset	(2,259)	(8,239)
Net loss attributable to common stockholders	$(24,224)	$(26,915)
Net loss per share attributable to common stockholders—basic and diluted	$(0.72)	$(1.30)
Weighted average shares of common stock outstanding—basic and diluted	33,737	20,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	28,127,657	$28	$347,374	$(119)	$(282,871)	$64,412
Issuance of common stock and prefunded warrants for the purchase of common stock, net of issuance costs of $174	2,512,902	3	5,817			5,820
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	168,817		(12)			(12)
Exercise of warrants	100
Stock-based compensation expense			1,459			1,459
Net loss					(21,965)	(21,965)
Balance at March 31, 2022	30,809,476	$31	$354,638	$(119)	$(304,836)	$49,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Redeemable Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	—	16,305,731	$16	$267,077	$(119)	$(194,175)	$72,799
Issuance of common stock, redeemable common stock and pre-funded warrants for the purchase of common stock, net of issuance costs	229,885	1,875	6,041,951	7	49,633			49,640
Exercise of stock options			5,860		40			40
Exercise of pre-funded warrants			1,072,887	1				1
Stock-based compensation					1,258			1,258
Net loss							(18,676)	(18,676)
Balance at March 31, 2021	229,885	$1,875	23,426,429	$24	$318,008	$(119)	$(212,851)	$105,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,965)	$(18,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,459	1,258
Depreciation and amortization expense	133	106
Non-cash lease expense	366	314
Accretion of debt discount	198	178
Other	(120)	99
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research and development incentive receivable	1,633	(711)
Accounts payable	(713)	(23)
Accrued expenses	(984)	(786)
Lease liabilities	(236)	(160)
Operating lease right-of-use asset, net of non-cash portion	—	(43)
Net cash used in operating activities	(20,229)	(18,444)
Cash flows from investing activities:
Acquisition of property, equipment and intangible assets	(22)	(496)
Net cash used in investing activities	(22)	(496)
Cash flows from financing activities:
Proceeds from exercise of stock options and pre-funded warrants and issuance of shares of common stock under employee stock purchase plan	—	41
Employee taxes paid related to net share settlement of vested restricted stock units	(12)	—
Proceeds from borrowings under loan and security agreements, net of issuance costs	(114)	—
Repayments of borrowings under loan and security agreement	(795)	—
Proceeds from sale of shares of common stock, redeemable common stock and pre-funded warrants, net of issuance costs	5,877	55,000
Net cash provided by financing activities	4,956	55,041
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(69)	(143)
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,364)	35,958
Cash, cash equivalents and restricted cash at beginning of period	83,108	80,702
Cash, cash equivalents and restricted cash at end of period	$67,744	$116,660
Supplemental disclosure of non-cash investing and financing activities:

Acquisition of property, equipment and right-of-use assets included in accounts payable and accrued expenses	$—	$17
Acquisition of right-of-use asset financed by lease liabilities	$—	$1,343
Issuance costs not yet paid related to sale of shares of common stock, redeemable common stock and pre-funded warrants	$—	$3,485

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
Going Concern Assessment—The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. As of March 31, 2022, the Company had $66.4 million of cash and cash equivalents. Based on its current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expense and capital expenditure requirements into the fourth quarter of 2022. However, as further discussed in Note 7, the Company has a covenant under its loan agreement with Hercules Capital Inc. (“Hercules”) that requires that the Company maintain a minimum level of cash, as defined, beginning on September 1, 2022. Based on its current financial projections, the Company believes it would be in violation of this covenant in the third quarter of 2022. If the Company is in violation of this covenant, Hercules could require the repayment of all outstanding debt.

As a result, the Company believes that, in the aggregate, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. Nevertheless, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In order to fund its operations beyond the fourth quarter of 2022, the Company is seeking to raise funds potentially through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If the Company is unable to obtain future funding when needed, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or pre-commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Impact of the COVID-19 Pandemic— Beginning in late 2019 and continuing into 2022, the outbreak of COVID-19 has resulted in the declaration of a global pandemic and adversely affected economic activity across virtually all sectors and industries on a local, national and global scale. Impacts to the Company’s business have included temporary closures or postponements of activation of its clinical trial sites or facilities, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing clinical trials, including patient enrollment at a slower pace than initially projected and the diversion of healthcare resources away from the conduct of the Company’s clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as the Company’s clinical trial sites and hospital staff supporting the conduct of the Company’s clinical trials. While global vaccination efforts are underway and certain jurisdictions, including Massachusetts, where the Company is headquartered, have reopened businesses and governmental agencies, there remain limitations on the physical operations of businesses and prohibitions on certain non-essential gatherings, and the Company is unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the result of vaccination efforts, resurgence of the virus, actions that may be taken by governmental authorities, the impact on the Company’s business including its clinical programs and timelines, and the impact to the business of its service providers and partners.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies—The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2022 (the “2021 Annual Report”). Since the

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
Risks and Uncertainties—The impact of the ongoing COVID-19 pandemic has been and, notwithstanding vaccination efforts, is expected to continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to the Company’s business have included temporary closures or postponements of activation of its clinical trial sites or facilities, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing clinical trials, including patient enrollment at a slower pace than initially projected and the diversion of healthcare resources away from the conduct of the Company’s clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as the Company’s clinical trial sites and hospital staff supporting the conduct of the Company’s clinical trials.

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
Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including X4 Pharmaceuticals (Austria) GmbH, which is incorporated in Vienna, Austria (“X4 Austria”), and X4 Therapeutics, Inc. All significant intercompany accounts and transactions have been eliminated.
Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2021 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2021 included in the 2021 Annual Report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and cash flows have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of March 31, 2022 and December 31, 2021.
Restricted Cash

(in thousands)	As of March 31, 2022	As of December 31, 2021
Letter of credit security: Waltham lease	250	250
Letter of credit security: Vienna Austria lease	212	216
Letter of credit security: Boston lease	855	855
Restricted cash included in other assets	$1,317	$1,321
In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum of the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$66,427	$81,787
Restricted cash, non-current	1,317	1,321
Total cash, cash equivalents and restricted cash	$67,744	$83,108
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform an interim quantitative impairment test, whereby the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than its carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. There were no triggering events during the three months ended March 31, 2022 that necessitated an interim impairment test of goodwill.

Recently Adopted Accounting Standards
In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants for the purchase of common shares) that remain classified as equity following the modification or exchange. ASU 2021-04 is effective January 1, 2022 for the Company. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

3.    LICENSE, COLLABORATION AND FUNDING AGREEMENTS
Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses and capital expenditures incurred by the Company’s subsidiary in Austria. As of March 31, 2022, the amount due under the program is $0.9 million, which amount was included in research and development incentive receivable in the condensed consolidated balance sheet. During the three months ended March 31, 2022 and 2021, the Company recorded $0.1 million and $0.3 million, respectively, of income related to the program within the condensed consolidated statements of operations as other income.

License and Collaboration Agreements
During the three months ended March 31, 2022, a third party, who had previously acquired rights to certain intellectual property from the Company, terminated the arrangement and transferred these rights back to the Company. Also during the three months ended March 31, 2022, the Company transferred these rights to another third party in return for $0.5 million. The Company has no continuing involvement in any ongoing research and development activities associated with the intellectual property. The Company concluded that these third parties are "non-customers" as the underlying intellectual property transferred to and from these third parties supports potential drug candidates that are not aligned with the Company's strategic focus and, therefore, are not an output of the Company's ordinary activities. Accordingly, the Company accounted for the sale of the intellectual property as the sale of a non-financial asset under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets ("ASC 610-20"), and included the gain as part of gain on sale of non-financial asset for the period ended March 31, 2022.

There were no material modifications of the Company’s license or collaboration agreements during the three months ended March 31, 2022.

4.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of March 31, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$—	$2,626	$—	$2,626
	$—	$2,626	$—	$2,626
Liabilities:
Embedded derivative liability	$—	$—	$645	$645
	$—	$—	$645	$645

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

The following table provides a roll-forward of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability
Balance as of December 31, 2021	$821
Change in fair value	(176)
Balance as of March 31, 2022	$645

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

5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Leasehold improvements	$228	$228
Furniture and fixtures	1,254	1,251
Computer equipment	169	150
Software	33	33
Lab equipment	576	576
	2,260	2,238
Less: Accumulated depreciation and amortization	(857)	(724)
	$1,403	$1,514
Depreciation and amortization expense related to property and equipment was $133 thousand and $106 thousand for the three months ended March 31, 2022 and 2021, respectively.

6.    ACCRUED EXPENSES

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued expenses consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued employee compensation and benefits	$3,784	5,417
Accrued external research and development expenses	2,013	1,507
Accrued professional fees	762	632
Other	318	314
	$6,877	$7,870

7.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Principal amount of long-term debt	$32,500	$32,500
Debt discount, net of accretion	127	277
Cumulative accretion of end of term payments	597	1,157
Long-term debt	$33,224	$33,934
Less: current portion of long-term debt	$(3,415)	$(795)
Long-term debt, net of current portion	$29,809	$33,139
Hercules Loan Agreement, As Amended
In October 2018, the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”), as amended in December 2018, June 2019, March 2020, December 2020 and February 2022, with Hercules, under which the Company has borrowed an aggregate of $32.5 million of term loans to date. The Hercules Loan Agreement provides for maximum borrowings of up to $50.0 million, which include, subject to Hercules investment committee’s sole discretion, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $17.5 million through December 31, 2022. Borrowings under the Hercules Loan Agreement accrues interest at a variable rate equal to the greater of (i) 8.75% or (ii) 8.75% plus The Wall Street Journal prime rate minus 6.0%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%.

Borrowings under the Hercules Loan Agreement are repayable in monthly interest-only payments through January 1, 2023, and in equal monthly payments of principal and accrued interest from February 1, 2023 until the maturity date of the loan, which is July 1, 2024. The Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of up to 1.0% of the principal amount outstanding as of the date of repayment. In addition, the Hercules Loan Agreement provides for payments of $1.3 million and $0.8 million payable on July 1, 2023 and July 1, 2024, respectively, which payments are accelerated upon the prepayment of the borrowings upon the Company’s election on upon default of the loan. Borrowings under the Hercules Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for their intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property).

As noted above, on February 9, 2022, the Company entered into Amendment No. 3 the Hercules Loan Agreement. The amendment primarily added a financial milestone that if met by June 30, 2022 would modify the minimum cash covenant contained in the Hercules Loan Agreement, which is effective beginning September 1, 2022, as further described below. The Company concluded that the amendment represented a modification to the debt. Accordingly, fees paid to third parties directly related to the amended debt were expensed as incurred and fees paid to Hercules in conjunction with the amendment were deferred and will be amortized to interest expense over the life of the debt arrangement using the effective interest method.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pursuant to the Hercules Loan Agreement, effective as of the earlier of (a) certain specified events impacting the Company’s Phase III trial of mavorixafor for the treatment of WHIM syndrome and (b) September 1, 2022, the Company at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than or equal to the greater of (i) $30.0 million or (ii) 6 multiplied by a metric based on prior months’ cash expenditures; provided, however, that from and after the Company’s achievement of certain financing milestones through June 30, 2022, the Company must maintain cash in an account or accounts in which Hercules has a first priority security interest in an aggregate amount of $30.0 million. Following the achievement of certain operational performance milestones, the required level shall be reduced to the greater of $20.0 million, or, if the Company had not met the financing milestones noted above, 3 multiplied by the current cash expenditures metric; and provided further, that subject to the achievement of certain milestones, this covenant will be extinguished. The Hercules Loan Agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	For the Three Months ended March 31,
	2022	2021
Total interest expense	$909	$890
Non-cash interest expense	$198	$178
The annual effective interest rate of the Hercules Loan Agreement as of March 31, 2022 is 10.7%. There were no principal payments due or paid under the Hercules Loan Agreement during the three months ended March 31, 2022. An end-of-term payment of $0.8 million was paid during the three months ended March 31, 2022 in accordance with the Hercules Loan Agreement.
As of March 31, 2022, future principal and end-of-term payments due under the Hercules Loan Agreement were as follows (in thousands):

Year Ending December 31,	Total
2022	$—
2023	19,802
2024	13,295
Long-term debt	$33,097

8.    LEASES
The Company has lease agreements for its facilities in Boston, Massachusetts, which is the Company’s principal executive office; Vienna, Austria, which is the Company’s research and development center; and Waltham, Massachusetts, which the Company has sublet to a third party. There are no restrictions or financial covenants associated with any of the lease agreements.
•Vienna Austria Leases— The Company has an operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), which commenced in February 2021 for a term of 7 years. The annual base rent for the Vienna Lease is approximately $300 thousand.
•Boston Lease— The Company leases approximately 28,000 square feet of office space in Boston, Massachusetts (“Boston Lease”), which serves as the Company’s headquarters. Base rental payments are approximately $1.0 million annually, plus certain operating expenses. The term of the Boston Lease will continue until November 2026, unless earlier terminated. The Company has the right to sublease the premises, subject to landlord consent and also has the right to renew the Boston Lease for an additional five years at the then prevailing effective market rental rate. The

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company is required to maintain a security deposit in the form of a letter of credit for $0.9 million for the benefit of the landlord.
•Waltham Lease— The Company leases approximately 6,000 square feet of office space in Waltham, Massachusetts (“Waltham Lease”). The Waltham Lease, as amended, commenced on January 1, 2019, and expires approximately five years from the commencement date. The base rent is approximately $0.3 million annually. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. The Company is subleasing the space to a third party for the duration of the lease. The right-of-use asset is being amortized to rent expense over the five-year term of the lease.

As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.
The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows:

(dollars in thousands)	For the Three Months Ended March 31,
Lease Cost	2022	2021
Fixed operating lease cost	$530	$476
Short-term lease costs	—	42
Total lease expense	$530	$518
Other information
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$1,343
Operating cash flows from operating leases	$342	$323
Sublease income	$49	$49
Weighted-average remaining lease term—operating leases	4.7 years
Weighted-average discount rate—operating leases	11.3%

Maturities of lease liabilities due under lease agreements that have commenced as of March 31, 2022 are as follows (in thousands)

Maturity of lease liabilities	Operating Leases
2022 (remainder of the year)	$1,194
2023	1,619
2024	1,384
2025	1,412
2026	1,318
Thereafter	363
Total lease payments	7,290
Less: interest	(1,699)
Total operating lease liabilities as of March 31, 2022	$5,591

9.    COMMITMENTS AND CONTINGENCIES
The Company has agreements with Contract Research Organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and SCN and chronic

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
neutropenia disorders. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company also has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022 or December 31, 2021.
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

10.    COMMON STOCK AND COMMON STOCK WARRANTS
As of March 31, 2022 and December 31, 2021, the Company’s Restated Certificate of Incorporation authorized the Company to issue 125,000,000 shares of common stock, par value $0.001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.

On March 3, 2022, the Company entered into a securities purchase agreement pursuant to which it agreed to issue and sell to an investor (the “Investor”), in a private placement (the “Q1 2022 Private Placement”), 900,000 shares of common stock at a price of $1.80 per share, which represents the volume weighted average price per share of the Company’s common stock as quoted on the Nasdaq Stock Market for the thirty (30) consecutive-day trading day period ending on March 2, 2022, and pre-funded warrants to purchase 766,666 shares of common stock at a purchase price of $1.79 per pre-funded warrant (representing the price of $1.80 per share minus the $0.01 per share exercise price of each such prefunded warrant). The pre-funded warrants are exercisable at any time after their original issuance date and will have no expiration date. The Q1 2022 Private Placement closed on March 7, 2022 and the Company received gross proceeds of 3.0 million, before deducting offering expenses payable by the Company.

Also, on March 3, 2022, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, pursuant to which the Company agreed to register for resale the shares of common stock purchased by the Investor and the shares of common stock underlying the pre-funded warrants held by the Investor (the “Registrable Securities”). Pursuant to the Registration Rights Agreement, the Company filed a registration statement covering the resale of the Registrable Securities on April 22, 2022.
In connection with its issuance of common stock in a public offering that closed on November 29, 2019, the Company issued 5,416,667 Class B warrants, which are exercisable for shares of the Company’s common stock or pre-funded warrants to purchase shares of the Company's common stock. The Class B warrants were immediately exercisable upon issuance, had an initial exercise price of $15.00 per share and expire on a date that is the earlier of (a) the date that is 30 calendar days from the date on which the Company issues a press release announcing top-line data from its Phase 3 clinical trial of mavorixafor for the treatment of patients with WHIM syndrome (or, if such date is not a business day, the next business day) and (b) November 28, 2024. The Class B warrants have a contingent price adjustment feature pursuant to which the exercise price of the Class B warrants is adjusted to the lowest weighted average offering price at which the Company sells its common stock or certain securities convertible into or exercisable for the Company's common stock in one or more subsequent offerings, if the weighted

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
average offering price for such offering is below $15.00. On March 3, 2022, the exercise price of the Class B warrants was adjusted to $1.80 as a result of the Q1 2022 Private Placement.
In connection with previous equity offerings, the Company has issued pre-funded warrants, which are exercisable into one share of the Company's common stock, are immediately exercisable upon issuance, and for which the remaining exercise price is equal to or less than $0.01 per share.

The following table provides a roll forward of outstanding warrants for the three month period ended March 31, 2022:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable warrants to purchase common shares as of December 31, 2021	13,257,160	$7.96	2.72
Issued	766,666	$1.80
Exercised	(100)
Outstanding and exercisable warrants to purchase common shares as of March 31, 2022	14,023,726	$6.91	2.47

As of March 31, 2022, the Company’s outstanding warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price		Expiration Date
October 25, 2016	5,155	$19.78		October 24, 2026
December 28, 2017	115,916	$19.78		December 28, 2027
September 12, 2018	20,220	$19.78		September 12, 2028
October 19, 2018	20,016	$19.78		October 19, 2028
March 13, 2019	5,000	$19.78		March 12, 2029
April 16, 2019	3,866,154	$13.20		April 15, 2024
November 29, 2019	5,416,567	$1.80		November 28, 2024
November 29, 2019	1,750,000	$12.00	(a)	n/a
March 23, 2021	50,000	$8.70	(b)	n/a
November 9, 2021	2,008,032	$4.98	(c)	n/a
March 3, 2022	766,666	$1.80	(d)	n/a
	14,023,726
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

(d) In March 2022, the Company received $1.79 per pre-funded warrant, or $3.0 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.01 per pre-funded warrant.

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

As of March 31, 2022, there are an aggregate of approximately 550,000 shares of common stock available for issuance under the Company’s equity incentive plans. Approximately 270,000 shares of common stock remain available for issuance under the 2017 ESPP.

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non-employees.

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	2.0%	0.9%
Expected term (in years)	6.1	6.0
Expected volatility	94.5%	101.4%
Expected dividend yield	0%	0%
Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,916,051	$10.01	7.8	$—
Granted	232,850	1.85
Forfeited and Expired	(99,743)	23.52
Outstanding as of March 31, 2022	2,049,158	$8.43	7.9	$11
Exercisable as of March 31, 2022	1,029,146	$10.44	6.8	$—
Vested and expected to vest as of March 31, 2022	1,798,855	$8.84	7.7	$8

There were no stock options exercised in the three months ended March 31, 2022. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 was $13 thousand. The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2022 and 2021 was $1.42 and $6.52, respectively.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units— The following table summarizes the Company's restricted stock unit activity for the three months ended March 31, 2022:

Number of Shares
Unvested as of December 31, 2021	925,101
Granted	1,242,756
Vested	(192,255)
Forfeited	(34,814)
Unvested as of March 31, 2022	1,940,788
During the three months ended March 31, 2022, the Company granted time-based restricted stock units to employees. These restricted stock units vest annually over a two or three year period. Stock-based compensation expense is being recognized for these time-based awards ratably based on the intrinsic value of the awards as of the date of grant, less estimated forfeitures.
Stock-Based Compensation— As of March 31, 2022, total unrecognized compensation expense related to unvested stock options and restricted stock units was $8.5 million, which is expected to be recognized over a weighted average period of 2.0 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development expense	$704	$577
Selling, general and administrative expense	755	681
Total stock-based compensation	$1,459	$1,258

12.    INCOME TAXES
The Company did not record a U.S. federal or state income tax benefit for its losses for the three months ended March 31, 2022 and 2021, due to the conclusion that a full valuation allowance is required against the Company’s U.S. federal and state deferred tax assets. For the three months ended March 31, 2022 and March 31, 2021, the Company recorded an immaterial income tax provision related to its Austrian subsidiary.

13.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net loss	$(21,965)	$(18,676)
Deemed dividend as a result of Class B warrant price reset (Note 10)	(2,259)	(8,239)
Net loss attributable to common stockholders	$(24,224)	$(26,915)
Denominator:
Weighted average shares of common stock outstanding—basic and diluted	33,737	20,751
Net loss per share attributable to common stockholders— basic and diluted	$(0.72)	$(1.30)

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2022 and March 31, 2021 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.01 or less per share. During the quarters ended March 31, 2022 and March 31, 2021, in accordance with the Class B Warrant agreement, the exercise price of each outstanding Class B Warrant was adjusted to the price of shares of the Company’s common stock sold in public or private offerings to the extent such price is lower than the previous Class B warrant price. These price adjustments are accounted for as a deemed dividend that adjusts net loss available to common shareholders for purposes of basic earnings per share. The deemed dividend is calculated using the Black-Scholes pricing model, taking into account historical volatility of the Company’s common stock and the estimated remaining life of the outstanding Class B Warrants.
The Company’s potentially dilutive securities include outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock for the three months ended March 31, 2022 and 2021. All potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Options to purchase shares of common stock	2,049,158	1,858,154
Unvested restricted stock units	1,940,788	1,135,419
Warrants to purchase shares of common stock (excluding prefunded warrants, which are included in basic shares outstanding)	9,449,028	9,474,403
	13,438,974	12,467,976

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”), on March 17, 2022, the (“Annual Report”). This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Such factors may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the overall global economy.
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

We completed enrollment of our global Phase 3 clinical trial of mavorixafor, which we refer to as the 4WHIM trial, in the third quarter of 2021, with 31 patients enrolled, and currently expect to report top-line data from the trial in the fourth quarter of 2022. We have completed enrollment with 16 patients in the Waldenström’s trial and are continuing to enroll patients in the chronic neutropenia trial.

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

We announced positive preliminary data from both of the ongoing Phase 1b clinical trials of mavorixafor during 2021, and we are continuing patient enrollment in the chronic neutropenia trial. Additional data are expected from the Phase 1b clinical trial in chronic neutropenia by the end of the third quarter of 2022 and from the Phase 1b clinical trial in Waldenström’s in the second half of 2022.

In addition to mavorixafor, we are advancing earlier-stage product candidates to further expand our pipeline. We have advanced a lead optimization program: X4P-003, a second-generation CXCR4 antagonist designed to have enhanced properties relative to mavorixafor, potentially enabling broader opportunities in CXCR4 disorders and primary immunodeficiencies. A second program, X4P-002, which is a CXCR4 antagonist designed to cross the blood-brain barrier and provide appropriate therapeutic exposures to potentially treat brain cancers in combination therapy, is in Investigational New Drug-enabling studies. We are also continuing to leverage our insights into CXCR4 biology and our research capabilities to identify other targets and develop additional product candidates. We anticipate filing an Investigational NDA of X4P-002 with the FDA in the fourth quarter of 2022 to enable its advancement into clinical development.

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

Our Pipeline
1. X4 Pharmaceuticals, Data on File. Phase 2 open label extension (OLE) trial for WHIM ongoing 2. Company market research. Qessential market research, 2019 and IPM . ai artificial intellegence study, 2020 3. Estimate using Andersen et al. J Intern Med. 2016 Jun: 279(6):566-75 4. WM Epidemiology Analysis Nemetz Group.

COVID-19 Business Update
In light of the ongoing COVID-19 pandemic, we have implemented business continuity measures designed to address and mitigate the impact of the COVID-19 pandemic on our employees, our business, including our clinical trials, supply chains and third-party providers. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans and response strategy. Following easing of governmental restrictions, in the fourth quarter of 2020, we opened our new corporate headquarters in Boston, Massachusetts under a return-to-work plan with a limited phased approach that is principles-based and local in design, with a focus on employee safety and optimal work environment. While we are currently operating under a “hybrid” model where full-time in-person attendance in the office is optional, all employees who have been fully vaccinated have returned to the office. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the COVID-19 pandemic and continued uncertainty, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Clinical Development
With respect to clinical development, we continue to implement risk-based approaches in accordance with FDA and European Medicines Agency (“EMA”) COVID-19 guidance, which includes virtual and remote patient visits and monitoring where possible, while prioritizing patient safety, maintaining trial continuity and preserving data integrity. We have experienced, and expect to continue to experience, a disruption or delay in our ability to initiate trial sites and/or enroll and assess patients in several of our clinical programs as a result of the ongoing COVID-19 pandemic, notwithstanding substantial vaccination efforts. While not currently impacted, there could be an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations (“CROs”) or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience further disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
(in millions)
Operating expenses:
Research and development	$14.1	$12.1	$2.0
Selling, general and administrative	7.7	5.8	1.9
Gain of sale of non-financial asset	(0.5)	—	(0.5)
Total operating expenses	21.3	17.9	3.4
Loss from operations	(21.3)	(17.9)	(3.4)
Total other expense, net	(0.7)	(0.7)	—
Loss before provision for income taxes	(22.0)	(18.6)	(3.4)
Provision for income taxes	—	—	—
Net loss	$(22.0)	$(18.6)	$(3.4)
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

	Three Months Ended March 31,
	2022	2021	Change
(in millions)
Direct research and development expenses by product candidate:
Mavorixafor	$6.1	$6.3	$(0.2)
X4P-002	0.9	0.2	0.7
X4P-003	0.1	0.6	(0.5)
Unallocated expense	7.0	5.0	2.0
Total research and development expenses	$14.1	$12.1	$2.0

The increase in research and development expenses in each period was primarily due to an increase in head count within our manufacturing, regulatory and clinical operations functions, resulting in higher compensation expenses, including stock-based compensation. In addition, unallocated research and development expense increased due to additional facility costs associated with our leased facilities, which are allocated to research and development departments based on head count. Research and development expenses also increased due to additional non-clinical costs related to advancing our XP-002 oncology program.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in sale and marketing, executive, finance and administrative functions. Selling, general and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. Selling, general and administrative expenses were higher as compared to the prior year primarily due to an increase in stock-based compensation costs, higher recruiting costs and an increase in facility costs. Head count in selling, general and administrative functions was relatively consistent with the prior period. We expect selling, general and administrative expenses will grow in the future as we continue to build out our selling, general and administrative functions.

Gain on Sale of Non-Financial Asset
During the three months ended March 31, 2022, a third party, who had previously acquired rights to certain intellectual property from us, terminated the arrangement and transferred these rights back us. Also during the current period, we transferred these rights to another third party in return for $0.5 million. We have no continuing involvement in any ongoing research and development activities associated with the intellectual property. We concluded that these third parties are "non-customers" as the underlying intellectual property transferred to and from these third parties supports potential drug candidates that are not aligned with our strategic focus and, therefore, are not an output of our ordinary activities. Accordingly, we classified this transaction as a Gain on Sale of Non-Financial Asset for the period ended March 31, 2022. There was no such transaction in the same period of the prior year.

Other Expenses, Net

	Three Months Ended March 31,
	2022	2021	Change
(in millions)
Interest expense	$(0.9)	$(0.9)	$—
Change in fair value of derivative liability	0.2	—	0.2
Other income	—	0.2	(0.2)
Total other expense, net	$(0.7)	$(0.7)	$—
Other expenses, net, for the three months ended March 31, 2022 were consistent with same period in the prior year.
Provision for Income Taxes
We did not record a U.S. federal or state income tax benefit for our losses for the three months ended March 31, 2022 and 2021, due to our conclusion that a full valuation allowance is required against our U.S. federal and state deferred tax assets. For the three months ended March 31, 2022 and 2021, we recorded an immaterial amount of income tax expense related to our Austrian subsidiary.

Liquidity and Capital Resources
To date, we have primarily funded our operations with proceeds from sales of common stock, warrants and pre-funded warrants for the purchase of our preferred stock and common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements, such as our existing loan and security agreement with Hercules Capital, Inc. (the “Hercules Loan Agreement”) as more fully described in the notes to our condensed consolidated financial statements included herein.

In August 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, (the “ATM Sales Agreement”), with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, (collectively, the “Sales Agents”), pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock having an aggregate offering price of up to $50.0 million. We are currently subject to General Instruction I.B.6 to Form S-3 (the “Baby Shelf Rule”), and the amount of funds we can raise through primary public offerings of securities in any twelve-month period using our existing registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We will be limited by the Baby Shelf Rule until such time as our public float exceeds $75.0 million. As a result of the Baby Shelf Rule, we currently may offer and sell shares of our common stock having an aggregate offering price of up to $23.3 million from time to time through the Sales Agents.

In March 2021, we entered into a securities purchase agreement with several institutional and accredited investors pursuant to which we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock for gross proceeds of $53.0 million, before deducting offering expenses payable by us. In November 2021, we raised approximately $10.0 million through the sale of pre-funded warrants to an investor.

In January 2022, we entered into a common stock purchase agreement with Lincoln Park Capital Fund LLC (“Lincoln Park”) pursuant to which Lincoln Park has committed to purchase, at our request from time to time over a 36-month period, shares of our common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations. In March 2022, we raised $3.0 million for the sale of shares of our common stock and pre-funded warrants for the purchase of shares of common stock in a private placement.

To date we have borrowed $32.5 million through our Hercules Loan Agreement. Under this facility we may borrow additional $17.5 million in term loans through December 2022 at the lender’s sole discretion. Principal payments under the Hercules Loan Agreement commence in February 2023, and the agreement matures in July 2024.

Going Concern
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. As of March 31, 2022, our cash and cash equivalents were $66.4 million, and our restricted cash balance was $1.3 million. We expect that our research and development and selling, general and administrative expenses will continue to increase as we focus on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. As further discussed in Note 7 to our condensed consolidated financial statements, our Hercules Loan Agreement has a covenant that would require us to maintain a minimum level of cash beginning on September 1, 2022, which date is extended if we meet certain financial milestones related to third-party funding. Based on our current financial projections, we believe we would be in violation of this covenant in the third quarter of 2022. If we are in violation of this covenant, Hercules could require the repayment of all outstanding debt.

As a result, we believe that, in aggregate, these conditions raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of these condensed consolidated financial statements for the quarterly period ended March 31, 2022. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or pre-commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(21,965)	$(18,676)
Adjustments to reconcile net loss to net cash used in operating activities	2,036	1,955
Changes in operating assets and liabilities	(300)	(1,723)
Net cash used in operating activities	(20,229)	(18,444)
Net cash used in investing activities	(22)	(496)
Net cash provided by financing activities	4,956	55,041
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(69)	(143)
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,364)	35,958
Cash, cash equivalents and restricted cash, beginning of period	$83,108	$80,702
Cash, cash equivalents and restricted cash, end of period	$67,744	$116,660

Operating Activities   During the three months ended March 31, 2022, net cash used in operating activities was $20.2 million, primarily resulting from our net loss of $22.0 million, adjusted for noncash expenses of $2.0 million and changes in our operating assets and liabilities of $0.3 million. Non-cash expenses primarily includes stock-based compensation expense, non-cash lease expense and non-cash interest expense.

Net cash used in operating activities for the three months ended March 31, 2021 was $18.4 million, primarily resulting from our net losses of $18.7 million, adjusted for noncash expenses of $2.0 million and changes in our operating assets and liabilities of $1.7 million. Net cash used in changes in our operating assets and liabilities primarily consisted of a decrease in accrued expenses primarily due to the annual payment of accrued bonuses.
Investing Activities   During the three months ended March 31, 2022 and 2021, cash used in investing activities of less than $0.1 million and $0.5 million, respectively, related primarily to purchases of equipment for our facility in Boston during the three months ended March 31, 2022, and for furniture and laboratory equipment purchases related to our leased facility in Vienna, Austria during the three months ended March 31, 2021.
Financing Activities   During the three months ended March 31, 2022, net cash provided by financing activities was $5.0 million, consisting primarily of $5.9 million of proceeds from a private placement equity offering that closed during the period and the sale of shares of our common stock to Lincoln Park, partially offset by $0.8 million of end-of-term payments made pursuant to our Hercules Loan Agreement. During the three months ended March 31, 2021, net cash provided by financing activities was $55.0 million, consisting of gross proceeds on our private placement sale of shares of our common stock before offering costs and redeemable common stock repayments.
Funding Requirements
As noted above, the Hercules Loan Agreement contains a minimum cash covenant that is effective on September 1, 2022 (which date is extended if we meet certain financial milestones related to third party funding). Based on our current operating cash flow projections and with no additional funding, we would be in violation of this minimum cash required to satisfy this covenant in the third quarter of 2022. To fund our operations, we are required to raise additional capital, which may be through a combination of equity offerings, such as through our ATM Sales Agreement or through our common stock purchase agreement with Lincoln Capital, debt financings, including refinancing of our Hercules Loan Agreement or entering into new debt arrangements with other third-parties, marketing and distribution arrangements and collaborations and strategic alliances. Our ability to raise such funds cannot be assured. During 2022 and beyond, we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance the current and anticipated clinical trials of our product candidates in development. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our funding requirements. Our short-term and long-term funding requirements will depend on and could increase significantly as a result of many factors, including:
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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2021 as part of our Annual Report. In addition, see Note 2 of these condensed consolidated financial statements under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended March 31, 2022.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a late-stage clinical biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $88.7 million, $62.1 million and $52.8 million for the years ended December 31, 2021, 2020 and 2019 respectively, and were $22.0 million for the quarter ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $304.8 million. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

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
As of March 31, 2022, we have cash and cash equivalents of $66.4 million. We have a covenant under our Hercules Loan Agreement that requires that we maintain a minimum level of cash, as defined, beginning on September 1, 2022. Based on our current cash flow projections and with no additional funding, we believe we may not be able to maintain the minimum cash required to satisfy this covenant. In such event, Hercules could require the repayment of all outstanding debt. We expect to seek additional funding to sustain our future operations and to satisfy certain covenants under our debt facility with Hercules, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured.

In addition, adequate additional financing may not be available to us on acceptable terms, or at all. Under General Instruction I.B.6 to Form S-3 (the “Baby Shelf Rule”), the amount of funds we can raise through primary public offerings of securities in any twelve-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. As of March 22, 2022, the aggregate market value of our common stock held by non-affiliates was $69,999,467, which was calculated based on 30,567,453 shares of our common stock outstanding held by non-affiliates as of that time, and at a price of $2.29 per share, the closing price of our common stock on March 9, 2022. We therefore are limited by the Baby Shelf Rule as of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, until such time as our public float exceeds $75.0 million. As a result of the Baby Shelf Rule, we currently may offer and sell shares of our common stock having an aggregate offering price of up to $23.3 million from time to time.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists or if future variants of COVID-19 emerge globally, we could experience an inability to access additional capital. Other than our common stock purchase agreement with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park is obligated, subject to certain limitations, to purchase up to $50.0 million in the aggregate of shares of our common stock, subject to certain limitations and conditions, we do not have any committed external sources of funds and may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, acquiring or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. For example, our debt facility with Hercules contains a minimum cash     financial covenant that we project we would be in violation of in the third quarter of 2022 based on our current cash flow projections, assuming we do not raise additional funding. If we default on such indebtedness, with Hercules or a future lender, we could lose such assets and intellectual property.
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
•complete and submit New Drug Applications (“NDAs”), to the FDA and obtain regulatory approval for indications for which there is a commercial market;
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
Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of mavorixafor. We currently have no products for sale and may never be able to develop marketable drug products. We are conducting a global Phase 3 pivotal clinical trial of our lead product candidate, mavorixafor, and may be required to complete additional nonclinical studies and clinical trials before we can seek regulatory approval. We are also conducting a Phase 1b clinical trial of mavorixafor for the treatment of SCN and chronic neutropenia disorders and for Waldenström’s. While we have investigated mavorixafor for the treatment of ccRCC, we do not intend to develop mavorixafor for this indication on our own. Our other programs, including X4P-002 and X4P-003, are still in the preclinical development stage. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:
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
We may experience delays in our current or future clinical trials, including our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome, our Phase 1b clinical trial of mavorixafor for the treatment of SCN and chronic neutropenia disorders, and our Phase 1b clinical trial of mavorixafor for the treatment of Waldenström’s. As a result of the ongoing COVID-19 pandemic, we have experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and SCN and chronic neutropenia disorders. In addition, currently there is a conflict involving Russia and Ukraine, and our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome includes a trial site located in Russia, where three of the patients enrolled are located. While we have secured alternative arrangements for the affected patients, we still might have to close this site in light of the conflict. While we do not currently believe our clinical trial timelines are significantly impacted, we cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete clinical trials on schedule. Clinical trials may be delayed, suspended or terminated for a variety of reasons, including the following:
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
•delay or failure in reaching agreement on acceptable terms with prospective clinical research organizations (“CRO”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•delay or failure in obtaining institutional review board approval to conduct a clinical trial at each site;
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
•the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic or unforeseen events such as the armed conflict between Russia and Ukraine;;
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

In addition, unforeseen global events such as the armed conflict between Russia and Ukraine could adversely affect the conduct of our clinical trials and harm our business and results of operations. In late February 2022, Russian military forces launched significant military action against Ukraine. Around the same time, the United States, the United Kingdom, the European Union, and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia and others supporting Russia’s economy or military efforts. This armed conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries, have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates, including our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome, which currently includes a trial site in Russia, where three of the patients enrolled are located. While we have secured alternative arrangements for affected patients, we still might have to close this site in light of the conflict. While we do not currently believe our clinical trial timelines are significantly impacted, we cannot be certain what the overall impact of this conflict will be on our ability to conduct clinical trials and our business in general.

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
If we obtain regulatory approval for a product candidate, it would be subject to extensive ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile and efficacy of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, these regulatory authorities may require labeling changes or the FDA may require establishment of a Risk Evaluation Mitigation Strategy or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Progress reports are required at quarterly intervals, every six months and at annual intervals depending upon the country, and more frequently if serious adverse events occur.

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

Our lead product candidate, mavorixafor, is in clinical development for the treatment of WHIM syndrome, chronic neutropenia and Waldenström’s, respectively. We are aware of other companies that are developing CXCR4 inhibitors that are in a similar stage of development as mavorixafor, including BioLineRx, Noxxon, Upsher-Smith, Polyphor and Glycomimetics. To our knowledge, there do not appear to be any competitors with programs in development for WHIM syndrome or chronic neutropenia disorders. With respect to chronic neutropenia, filgrastim injections (human granulocyte colony-stimulating factor (G-CSF)) and two biosimilars (Zarxio and Nivestym ) are FDA-approved to reduce the incidence and duration of after-affects of severe neutropenia (e.g.‚ fever‚ infections‚ oropharyngeal ulcers) in symptomatic patients with congenital neutropenia‚ cyclic neutropenia‚ or idiopathic neutropenia. In Waldenström’s, there are several treatment approaches currently being developed, including targeted therapies and immunotherapies (as monotherapies and combination therapies), chemotherapy, stem cell transplantation, and cancer vaccines.

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
•the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “ACA”), require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners and teaching hospitals and the ownership and investment interests of physicians and their immediate family members in such manufacturers;
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
Our operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA and these other laws generally prohibit us, our officers and employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA violations, and may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-

corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which its international operations might be subject or the manner in which existing laws might be administered or interpreted.
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
We do not own or operate facilities for the manufacture of mavorixafor or any other product candidate. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently work exclusively with one manufacturer for the production of mavorixafor, the API, and a single manufacturer of mavorixafor finished drug product capsules. We cannot guarantee that these third parties will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic, which could negatively impact our supply chain activities and our clinical supply. While we believe we have adequate supply in 2022, this projection may be proven incorrect.
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

Our business could be adversely affected by public health crises such as pandemics or similar outbreaks in regions where we have concentrations of clinical trial sites or other business operations, which could cause significant disruption in the operations of third party manufacturers and CROs upon whom we rely. The ongoing COVID-19 pandemic initially resulted in a variety of restrictions in order to reduce the spread of the disease, including state and local orders across the United States and other countries worldwide, which, among other things, have directed individuals to stay at their places of residence, directed businesses and governmental agencies to limit non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered restrictions on travel. While many such restrictions have been lifted and vaccination efforts are ongoing, governmental restrictions may be re-imposed in light of rising incidence of COVID-19 cases and the discovery of variants of the virus. While fully vaccinated employees have returned to our Boston headquarters, work-from-home arrangements will persist to some degree. The effects of our work-from-home policies, as well as any government restrictions on in-office work that may be implemented or re-implemented in the future, including occupancy limits and social distancing requirements, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions the speed of vaccination efforts, the efficacy of vaccines against current and future variants of the SARS-CoV-2 virus and other limitations on our ability to conduct our business in the ordinary course. In addition, because of the challenging immune profile of both immunodeficient patients and cancer patients, COVID-19 may impact our clinical trial patients more significantly than clinical trials with patients who are not immunocompromised. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, stay-at-home and similar government orders related to COVID-19, if instituted in new jurisdictions or re-imposed in jurisdictions where they were previously lifted, may adversely impact our business operations and the business operations of our CROs conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. Although vaccination efforts are on-going, many businesses continue to operate remotely, with limited personnel or with other impacts as a result of the ongoing pandemic. We cannot guarantee that these third parties will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic, which could negatively impact our supply chain activities and our clinical supply. Early in the pandemic, we experienced challenges in providing trial drugs to patients enrolled in our clinical trials and where necessary and practical have implemented direct-to-patient shipments from clinical sites. If the COVID-19 pandemic persists or if future variants of COVID-19 emerge globally and impacts the distribution system on which we rely or essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates, which would adversely impact our ability to carry out our clinical trials.

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
As of March 31, 2022, we had approximately 100 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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
The covenants also include a requirement that, from and after an initial test date of September 1, 2022, we maintain cash in an aggregate amount greater than or equal to the greater of (i) $30.0 million, or (ii) six multiplied by a metric based on prior months’ cash expenditures; provided, however, that from and after our achievement of certain financing milestones through June 30, 2022, we must maintain cash in an account or accounts in which Hercules has a first priority security interest in an aggregate amount of $30.0 million. Following the achievement of certain operational performance milestones, the required level shall be reduced to the greater of $20.0 million, or if we had not met the financing milestones noted above, three multiplied by the current cash expenditures metric; and provided further, that subject to the achievement of additional operational milestones, this covenant will be extinguished. Based on our current cash and cash equivalents and our current operating plan, we believe that if we fail to raise additional capital by June 30, 2022, we would be in violation of the minimum cash described above in the third quarter of 2022. A breach of any of the covenants under the loan and security agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan, the lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the lenders could proceed against the collateral granted to them to secure such indebtedness.

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
In addition, companies trading in the stock market in general, and Nasdaq in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance.Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business, financial condition, results of operations and reputation.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None
Item .    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
Not applicable.

Item 6.    EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of June 10, 2020.	8-K	3.1	06/10/2020	001-38295

3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295

10.1	Purchase Agreement, dated as of January 14, 2022, by and between X4 Pharmaceuticals Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	1/14/2022	001-38295

10.2	Registration Rights Agreement, dated as of January 14, 2022, by and between X4 Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.2	1/14/2022	001-38295

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

X4 PHARMACEUTICALS, INC.

Date: May 12, 2022	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President and Chief Executive Officer

Date: May 12, 2022	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer