Form 10-Q
period 2022-06-30
X4 Pharmaceuticals, Inc
filed 2022-08-04
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 1, 2022, the registrant had 68,646,068 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, or the (“Exchange Act”), that relate to future events or to our future operations or financial performance. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this report, regarding, among other things:
•the timing, progress and reporting of results of our current trials of mavorixafor, including our global Phase 3 clinical trial in patients with Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”), syndrome, our Phase 1b clinical trial in combination with ibrutinib in patients with Waldenström’s macroglobulinemia (“Waldenström’s”), and our Phase 1b clinical trial in patients with chronic neutropenic disorders;
•the initiation, timing, design, progress and results of our current and future preclinical studies and clinical trials of any of our other product candidates or our research and development programs that we pursue;
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
•We depend almost entirely on the success of our lead product candidate, mavorixafor, which we are developing for the treatment of chronic neutropenia disorders, including WHIM syndrome, and, contingent on future strategic partnerships, for the treatment of Waldenström’s and clear cell renal cell carcinoma (“ccRCC”). We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor or any other product candidate for any indication.
•We may develop mavorixafor, and potentially future product candidates, in combination with other therapies, which could expose us to additional risks.
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
•If the commercial opportunity for mavorixafor in chronic neutropenia disorders, including WHIM syndrome, is smaller than we anticipate, our potential future revenue from mavorixafor for the treatment of any of the diseases may be adversely affected and our business may suffer.
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
•Even if we are able to commercialize mavorixafor or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.
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
•We may depend on collaborations for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.
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
•The global COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our business, including our clinical trials and preclinical research.
•Our future success depends on our ability to retain executives and to attract, retain and motivate key personnel in a competitive environment for skilled biotechnology personnel.
•We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
•Our stock price is expected to continue to be volatile.
•We are an “emerging growth company,” and a “smaller reporting company” and, as a result of the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$47,378	$81,787
Research and development incentive receivable	843	747
Prepaid expenses and other current assets	4,364	5,344
Total current assets	52,585	87,878
Property and equipment, net	1,309	1,514
Goodwill	17,351	17,351
Right-of-use assets	7,976	8,710
Other assets	1,798	1,723
Total assets	$81,019	$117,176
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,677	$4,283
Accrued expenses	8,582	7,870
Current portion of lease liability	1,136	1,075
Current portion of long-term debt	8,607	795
Total current liabilities	22,002	14,023
Long-term debt, net of discount and current portion	24,490	33,139
Lease liabilities	4,140	4,776
Other liabilities	314	826
Total liabilities	50,946	52,764
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of each of June 30, 2022 and December 31, 2021; 30,991,198 and 28,127,657 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	31	28
Additional paid-in capital	356,209	347,374
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(326,048)	(282,871)
Total stockholders’ equity	30,073	64,412
Total liabilities and stockholders’ equity	$81,019	$117,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$13,821	$13,193	27,934	25,297
Selling, general and administrative	6,749	5,804	14,413	11,636
Gain on sale of non-financial asset	—	—	(509)	—
Total operating expenses	20,570	18,997	41,838	36,933
Loss from operations	(20,570)	(18,997)	(41,838)	(36,933)
Other income (expense):
Interest income	4	3	7	5
Interest expense	(918)	(905)	(1,831)	(1,797)
Change in fair value of derivative liability	335	57	511	26
Other (expense) income, net	(59)	210	1	397
Total other expense, net	(638)	(635)	(1,312)	(1,369)
Loss before provision for income taxes	(21,208)	(19,632)	(43,150)	(38,302)
Provision for income taxes	4	6	27	12
Net loss and comprehensive loss	(21,212)	(19,638)	(43,177)	(38,314)
Deemed dividend on Class B Warrant price reset	—	—	(2,259)	(8,239)
Net loss attributable to common stockholders	$(21,212)	$(19,638)	$(45,436)	$(46,553)
Net loss per share attributable to common stockholders—basic and diluted	$(0.60)	$(0.74)	$(1.31)	$(1.97)
Weighted average shares of common stock outstanding—basic and diluted	35,437	26,527	34,592	23,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	28,127,657	$28	$347,374	$(119)	$(282,871)	$64,412
Issuance of common stock and prefunded warrants for the purchase of common stock, net of issuance costs of $174	2,512,902	3	5,817			5,820
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	168,817		(12)			(12)
Exercise of warrants	100
Stock-based compensation expense			1,459			1,459
Net loss					(21,965)	(21,965)
Balance at March 31, 2022	30,809,476	31	354,638	(119)	(304,836)	49,714
Issuance of shares of common stock under employee stock purchase plan	72,727		49			49
Vesting of restricted stock units	108,995		—			—
Stock-based compensation expense			1,522			1,522
Net loss					(21,212)	(21,212)
Balance at June 30, 2022	30,991,198	$31	$356,209	$(119)	$(326,048)	$30,073

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

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(43,177)	$(38,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,981	3,055
Depreciation and amortization expense	265	235
Non-cash lease expense	734	672
Accretion of debt discount	397	364
Other	(294)	19
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research and development incentive receivable	821	(1,888)
Accounts payable	(605)	(592)
Accrued expenses	651	(853)
Lease liabilities	(476)	(280)
Operating lease right-of-use asset, net of non-cash portion	—	(59)
Net cash used in operating activities	(38,703)	(37,641)
Cash flows from investing activities:
Acquisition of property, equipment and intangible assets	(60)	(582)
Net cash used in investing activities	(60)	(582)
Cash flows from financing activities:
Proceeds from exercise of stock options and pre-funded warrants and issuance of shares of common stock under employee stock purchase plan	70	157
Employee taxes paid related to net share settlement of vested restricted stock units	(12)	—
Proceeds from borrowings under loan and security agreements, net of issuance costs	(439)	—
Repayments of borrowings under loan and security agreement	(795)	—
Proceeds from sale of shares of common stock, redeemable common stock and pre-funded warrants, net of issuance costs	5,785	53,960
Net cash provided by financing activities	4,609	54,117
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(271)	(103)
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,425)	15,791
Cash, cash equivalents and restricted cash at beginning of period	83,108	80,702
Cash, cash equivalents and restricted cash at end of period	$48,683	$96,493
Supplemental disclosure of non-cash investing and financing activities:

Acquisition of property, equipment and right-of-use assets included in accounts payable and accrued expenses	$—	$—
Acquisition of right-of-use asset financed by lease liabilities	$—	$1,343
Issuance costs not yet paid related to sale of shares of common stock, redeemable common stock and pre-funded warrants	$101	$2,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION
X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a late-stage clinical biopharmaceutical company focused on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. The Company’s lead product candidate, mavorixafor, a first-in-class, small molecule antagonist of chemokine receptor CXCR4 being developed as a once-daily oral therapy, is currently being evaluated in a Phase 3 clinical trial for the treatment of Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”) syndrome, a rare, inherited, primary immunodeficiency disease caused by genetic mutations in the CXCR4 receptor gene. The Company expects to report results from this trial in the fourth quarter of 2022. The Company is also conducting a proof-of-concept Phase 1b clinical trial of mavorixafor in patients with chronic neutropenic disorders, and a Phase 1b clinical trial of mavorixafor in combination with ibrutinib in patients with Waldenström’s macroglobulinemia (“Waldenström’s”). The Company expects to report results from the Phase 1b trials in the third quarter of 2022. The Company is headquartered in Boston, Massachusetts and has an additional facility in Vienna, Austria.
Going Concern Assessment—The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. As of June 30, 2022, the Company had $47.4 million of cash and cash equivalents. As further described in Note 10, on July 6, 2022, the Company issued common shares, pre-funded warrants and warrants in a private placement to accredited institutional investors for gross proceeds of $55.7 million before offering costs. Based on its current operating plan, the Company believes that its cash on hand, together with the net proceeds from this private placement, will be sufficient to fund its operating expense and capital expenditure requirements into the third quarter of 2023. However, as further discussed in Note 7, the Company has a covenant under its loan agreement with Hercules Capital Inc. (“Hercules”) that requires that the Company maintain a minimum level of cash, as defined, beginning on September 1, 2022. Based on its current financial projections and assuming the Company does not meet certain operational and financial milestones that would reduce the minimum cash required by this covenant, the Company believes it would be in violation of the covenant in the first half of 2023. If the Company is in violation of this covenant, Hercules could require the repayment of all of the Company’s outstanding debt under the Hercules loan facility.

As a result, the Company believes that, in the aggregate, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. Nevertheless, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In order to fund its operations beyond the first half of 2023, the Company will need to raise additional funding, whether through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If the Company is unable to obtain future funding when and if needed, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or pre-commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Impact of the COVID-19 Pandemic— Beginning in late 2019 and continuing into 2022, the outbreak of COVID-19 has resulted in the declaration of a global pandemic and adversely affected economic activity across virtually all sectors and industries on a local, national and global scale. Impacts to the Company’s business have included temporary closures or postponements of activation of its clinical trial sites or facilities, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing clinical trials, including patient enrollment at a slower pace than initially projected and the diversion of healthcare resources away from the conduct of the Company’s clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as the Company’s clinical trial sites and hospital staff supporting the conduct of the Company’s clinical trials. While global vaccination efforts are underway and certain jurisdictions, including Massachusetts, where the Company is headquartered, have reopened businesses and governmental agencies, there remain limitations on the physical operations of businesses and prohibitions on certain non-essential gatherings, and the Company is unable to accurately predict the full impact that the COVID-19 pandemic will have due to numerous uncertainties, including the duration of the outbreak, the result of vaccination efforts, resurgence of the virus, actions that may be taken by governmental authorities, the impact on the Company’s business including its clinical programs and timelines, and the impact to the business of its service providers and partners.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2021 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2021 included in the 2021 Annual Report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and cash flows have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of June 30, 2022 and December 31, 2021.
Restricted Cash

(in thousands)	As of June 30, 2022	As of December 31, 2021
Letter of credit security: Waltham lease	250	250
Letter of credit security: Vienna Austria lease	199	216
Letter of credit security: Boston lease	856	855
Restricted cash included in other assets	$1,305	$1,321
In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum of the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$47,378	$81,787
Restricted cash, non-current	1,305	1,321
Total cash, cash equivalents and restricted cash	$48,683	$83,108
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform an interim quantitative impairment test, whereby the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than its carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. There were no triggering events during the six months ended June 30, 2022 that necessitated an interim impairment test of goodwill.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

3.    LICENSE, COLLABORATION AND FUNDING AGREEMENTS
Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses and capital expenditures incurred by the Company’s subsidiary in Austria. As of June 30, 2022, the amount due under the program is $0.8 million, which amount was included in research and development incentive receivable in the condensed consolidated balance sheet. During the six months ended June 30, 2022 and 2021, the Company recorded $0.3 million and $0.5 million, respectively, of income related to the program within the condensed consolidated statements of operations as other income.

License and Collaboration Agreements
During the six months ended June 30, 2022, a third party, who had previously acquired rights to certain intellectual property from the Company, terminated the arrangement and transferred these rights back to the Company. Also during the six months ended June 30, 2022, the Company transferred these rights to another third party in return for $0.5 million. The Company has no continuing involvement in any ongoing research and development activities associated with the intellectual property. The Company concluded that these third parties are "non-customers" as the underlying intellectual property transferred to and from these third parties supports potential drug candidates that are not aligned with the Company's strategic focus and, therefore, are not an output of the Company's ordinary activities. Accordingly, the Company accounted for the sale of the intellectual property as the sale of a non-financial asset under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets ("ASC 610-20"), and included the gain in gain on sale of non-financial asset for the six months ended June 30, 2022.

There were no material modifications of the Company’s license or collaboration agreements during the three months ended June 30, 2022.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$—	$2,579	$—	$2,579
	$—	$2,579	$—	$2,579
Liabilities:
Embedded derivative liability	$—	$—	$310	$310
	$—	$—	$310	$310

	Fair Value Measurements as of December 31, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$20,000	$27,793	$—	$47,793
	$20,000	$27,793	$—	$47,793
Liabilities:
Embedded derivative liability	$—	$—	$821	$821
	$—	$—	$821	$821

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

The following table provides a roll-forward of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability
Balance as of December 31, 2021	$821
Change in fair value	(511)
Balance as of June 30, 2022	$310

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Leasehold improvements	$228	$228
Furniture and fixtures	1,268	1,251
Computer equipment	171	150
Software	24	33
Lab equipment	598	576
	2,289	2,238
Less: Accumulated depreciation and amortization	(980)	(724)
	$1,309	$1,514
Depreciation and amortization expense related to property and equipment was $265 thousand and $235 thousand for the six months ended June 30, 2022 and 2021, respectively.

6.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$4,281	5,417
Accrued external research and development expenses	3,137	1,507
Accrued professional fees	738	632
Accrued issuance costs for private placement equity offering (Note 10)	101	—
Other	325	314
	$8,582	$7,870

7.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Principal amount of long-term debt	$32,500	$32,500
Debt (discount) premium, net of accretion	(238)	277
Cumulative accretion of end of term payments	835	1,157
Long-term debt	$33,097	$33,934
Less: current portion of long-term debt	$(8,607)	$(795)
Long-term debt, net of current portion	$24,490	$33,139
Hercules Loan Agreement, As Amended
In October 2018, the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”), as amended in December 2018, June 2019, March 2020, December 2020, February 2022 and June 2022, with Hercules, under which the Company has borrowed an aggregate of $32.5 million of term loans to date. The Hercules Loan Agreement provides for maximum borrowings of up to $50.0 million, which include, subject to Hercules investment committee’s sole discretion, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $17.5 million

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
through December 31, 2022. Borrowings under the Hercules Loan Agreement accrues interest at a variable rate equal to the greater of (i) 8.75% or (ii) 8.75% plus The Wall Street Journal prime rate minus 6.0%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%.

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

On February 9, 2022, the Company entered into Amendment No. 3 of the Hercules Loan Agreement (“Amendment 3”). Amendment 3 primarily added a financial milestone that if met by June 30, 2022, modifies the minimum cash covenant contained in the Hercules Loan Agreement effective beginning September 1, 2022, as further described below. The Company achieved this financial milestone. The Company concluded that Amendment 3 represented a modification to the debt as opposed to an extinguishment. Accordingly, fees paid to third parties directly related to the amended debt were expensed as incurred and fees paid to Hercules in conjunction with the amendment were deferred and will be amortized to interest expense over the life of the debt arrangement using the effective interest method.

On June 30, 2022, the Company entered into Amendment No. 4 of the Hercules Loan Agreement (“Amendment 4”). Amendment 4 primarily added two additional milestones that if met will extend the interest-only period of the debt under the Hercules facility. To achieve the first milestone, which would extend the interest-only period from February 1, 2023 to August 1, 2023, the Company must raise $50.0 million in external financing and achieve Performance Milestone III, as defined in the Hercules Loan Agreement. The Company has achieved the external financing portion of this milestone effective June 30, 2022. To achieve the second milestone, which would further extend the interest-only period of the debt to February 1, 2024, the Company must raise an additional $25.0 million in external financing and file a New Drug Application for mavorixafor for the treatment of WHIM syndrome. The Company concluded that Amendment 4 represented a modification to the debt as opposed to a debt extinguishment. Accordingly, fees paid to third parties directly related to the amended debt were expensed as incurred and fees paid to Hercules in conjunction with the amendment were deferred and will be amortized to interest expense over the life of the debt arrangement using the effective interest method.

Pursuant to the Hercules Loan Agreement, effective as of the earlier of (a) certain specified events impacting the Company’s Phase III trial of mavorixafor for the treatment of WHIM syndrome or (b) September 1, 2022, the Company at all times thereafter must maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than $30.0 million. Following the achievement of Performance Milestone III, as defined in the Hercules Loan Agreement, the required level shall be reduced to $20.0 million; and provided further, that subject to the Company’s filing of a New Drug Application for mavorixafor for the treatment of WHIM syndrome, this covenant will be extinguished.

The Hercules Loan Agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total interest expense	$918	$905	$1,827	$1,796
Non-cash interest expense	$198	$186	$397	$364
The annual effective interest rate of the Hercules Loan Agreement as of June 30, 2022 is 10.9%. There were no principal payments due or paid under the Hercules Loan Agreement during the six months ended June 30, 2022. An end-of-term payment of $0.8 million was paid during the six months ended June 30, 2022 in accordance with the Hercules Loan Agreement.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2022, future principal and end-of-term payments due under the Hercules Loan Agreement were as follows (in thousands):

Year Ending December 31,	Total
2022	$—
2023	19,971
2024	13,364
Long-term debt	$33,335

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2022	2021	2022	2021
Fixed operating lease cost	$524	$541	$1,054	$1,017
Short-term lease costs	—	—	—	42
Total lease expense	$524	$541	$1,054	$1,059
Other information
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$—	$—	$1,343
Operating cash flows from operating leases	$338	$280	$680	$603
Sublease income	$49	$49	$98	$98
Weighted-average remaining lease term—operating leases	4.5 years
Weighted-average discount rate—operating leases	11.3%

Maturities of lease liabilities due under lease agreements that have commenced as of June 30, 2022 are as follows (in thousands)

Maturity of lease liabilities	Operating Leases
2022 (remainder of the year)	$788
2023	1,601
2024	1,367
2025	1,395
2026	1,302
Thereafter	340
Total lease payments	6,793
Less: interest	(1,517)
Total operating lease liabilities as of June 30, 2022	$5,276

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
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022 or December 31, 2021.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

10.    COMMON STOCK AND COMMON STOCK WARRANTS

As of June 30, 2022 and December 31, 2021, the Company’s Restated Certificate of Incorporation authorized the Company to issue 125,000,000 shares of common stock, par value $0.001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.

Q2 2022 Private Placement
On June 30, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase
Agreement”) with several institutional and accredited investors (the “Investors”) pursuant to which the Company agreed to issue to the Investors in a private placement (the “Q2 2022 Private Placement”) an aggregate of 37,649,086 shares of common stock and, to certain Investors, in lieu of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 13,276,279 shares of common stock at a price of $1.095 per share of common stock (or $1.094 per Pre-Funded Warrant) and 50,925,365 warrants (the “Warrants”) for the purchase of shares of common stock. The price per Pre-Funded Warrant represents the price of $1.095 per share sold in the Q2 2022 Private Placement, minus the $0.001 per share exercise price of each such Pre-Funded Warrant. The Pre-Funded Warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. The Q2 2022 Private Placement closed on July 6, 2022, and, therefore, will be reflected on the condensed consolidated financial statements for the three and nine month period ended September 30, 2022. The Company received gross proceeds of $55.7 million, before deducting offering expenses paid by the Company.

Each Warrant has an exercise price equal to $1.095 per share. The Warrants are exercisable at any time after their original issuance and will expire on the date that is 60 months from their original issue date; provided that, the exercise of any Warrant is conditioned upon the Authorized Shares Increase (as defined below). In connection with the Private Placement, the Company has agreed to convene a special meeting of its stockholders no later than 90 days following the closing of the Private Placement to seek approval of an increase in the number of its authorized shares of Common Stock pursuant to an amendment to its Certificate of Incorporation (such increase, the “Authorized Shares Increase”).

Also on June 30, 2022, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to register for resale the common shares issued in the Q2 2022 Private Placement and the issuance of the shares of common stock underlying the Pre-Funded Warrants and the Warrants held by the Investors (the “Registrable Securities”). Under the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the Registrable Securities by no later than July 29, 2022 (the “Filing Deadline”). Such registration statement was filed on July 29, 2022. The Company has agreed to use commercially reasonable efforts to cause such registration statement to become effective as soon as practicable and to keep such registration statement effective until the date the shares of common stock sold in the Q2 2022 Private Placement and the shares of common stock underlying the Pre-Funded Warrants and the Warrants covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
exercisable at any time after their original issuance date and will have no expiration date. The Q1 2022 Private Placement closed on March 7, 2022 and the Company received gross proceeds of 3.0 million, before deducting offering expenses payable by the Company.

Also, on March 3, 2022, the Company entered into a registration rights agreement (the “Q1 2022 Registration Rights Agreement”) with the Investor, pursuant to which the Company agreed to register for resale the securities sold in the Q1 2022 Private Placement. Pursuant to the Q1 2022 Registration Rights Agreement, the Company filed a registration statement covering the resale of these securities in April 2022.
Class B Warrants
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
Prefunded Warrants
In connection with previous equity offerings, the Company has issued pre-funded warrants, which are exercisable into one share of the Company's common stock, are immediately exercisable upon issuance, and for which the remaining exercise price is equal to or less than $0.01 per share.

The following table provides a roll forward of outstanding warrants for the three month period ended June 30, 2022:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable warrants to purchase common shares as of December 31, 2021	13,257,160	$7.96	2.72
Issued	766,666	$1.80
Exercised	(100)
Outstanding and exercisable warrants to purchase common shares as of June 30, 2022	14,023,726	$6.91	2.22

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2022, the Company’s outstanding warrants to purchase shares of common stock consisted of the following:

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

(d) In March 2022, the Company received $1.79 per pre-funded warrant, or $1.4 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.01 per pre-funded warrant.

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

As of June 30, 2022, there are an aggregate of approximately 719,000 shares of common stock available for issuance under the Company’s equity incentive plans. Approximately 196,000 shares of common stock remain available for issuance under the 2017 ESPP.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non-employees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.0%	1.0%	2.1%	1.0%
Expected term (in years)	6.1	5.6	6.1	5.8
Expected volatility	95.1%	97.1%	94.6%	99.3%
Expected dividend yield	0%	0%	0%	0%
Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,916,051	$10.01	7.8	$—
Granted	274,850	1.74
Forfeited and Expired	(236,948)	15.34
Outstanding as of June 30, 2022	1,953,953	$8.20	7.7	$—
Exercisable as of June 30, 2022	1,060,219	$10.21	6.7	$—
Vested and expected to vest as of June 30, 2022	1,746,658	$8.59	7.5	$—

There were no stock options exercised in the three months ended June 30, 2022. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 was $13 thousand. The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2022 and 2021 was $1.34 and $6.56, respectively.

Restricted Stock Units— The following table summarizes the Company's restricted stock unit activity for the three months ended June 30, 2022:

Number of Shares
Unvested as of December 31, 2021	925,101
Granted	1,289,425
Vested	(292,937)
Forfeited	(155,926)
Unvested as of June 30, 2022	1,765,663
During the six months ended June 30, 2022, the Company granted time-based restricted stock units to employees and to members of the Board of Directors. These restricted stock units vest annually over a two or three year period. Stock-based compensation expense is being recognized for these time-based awards ratably based on the intrinsic value of the awards as of the date of grant, less estimated forfeitures.
Stock-Based Compensation— As of June 30, 2022, total unrecognized compensation expense related to unvested stock options and restricted stock units was $6.9 million, which is expected to be recognized over a weighted average period of 1.8 years.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development expense	$710	$798	$1,414	$1,375
Selling, general and administrative expense	812	999	1,567	1,680
Total stock-based compensation	$1,522	$1,797	2,981	3,055

12.    INCOME TAXES
The Company did not record a U.S. federal or state income tax benefit for its losses for the three and six months ended June 30, 2022 and 2021, due to the conclusion that a full valuation allowance is required against the Company’s U.S. federal and state deferred tax assets. For the three and six months ended June 30, 2022 and June 30, 2021, the Company recorded an immaterial income tax provision related to its Austrian subsidiary.

13.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(21,212)	$(19,638)	$(43,177)	$(38,314)
Deemed dividend as a result of Class B warrant price reset (Note 10)	—	—	(2,259)	(8,239)
Net loss attributable to common stockholders	$(21,212)	$(19,638)	$(45,436)	$(46,553)
Denominator:
Weighted average shares of common stock outstanding—basic and diluted	35,437	26,527	34,592	23,655
Net loss per share attributable to common stockholders— basic and diluted	$(0.60)	$(0.74)	$(1.31)	$(1.97)

Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2022 and June 30, 2021 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.01 or less per share. During the six months ended June 30, 2022 and June 30, 2021, in accordance with the Class B Warrant agreement, the exercise price of each outstanding Class B Warrant was adjusted to the price of shares of the Company’s common stock sold in public or private offerings to the extent such price is lower than the previous Class B warrant price. These price adjustments are accounted for as a deemed dividend that adjusts net loss available to common shareholders for purposes of basic earnings per share. The deemed dividend is calculated using the Black-Scholes pricing model, taking into account historical volatility of the Company’s common stock and the estimated remaining life of the outstanding Class B Warrants.
The Company’s potentially dilutive securities include outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock for the three and six months ended June 30, 2022 and 2021. All potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2021	2020
Options to purchase shares of common stock	1,953,953	1,833,550	1,953,953	1,833,550
Unvested restricted stock units	1,765,663	999,720	1,765,663	999,720
Warrants to purchase shares of common stock (excluding prefunded warrants, which are included in basic shares outstanding)	9,449,028	9,474,403	9,449,028	9,474,403
	13,168,644	12,307,673	13,168,644	12,307,673

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
Overview
We are a late-stage clinical biopharmaceutical company discovering and developing novel therapies for the treatment of diseases of the immune system, with a focus on rare diseases and those with limited treatment options. Our lead clinical candidate, mavorixafor, is a first-in-class, small molecule antagonist of chemokine receptor CXCR4 being developed as a once-daily oral therapy. We believe that inhibition of the CXCR4 pathway creates the potential to provide therapeutic benefit across a wide variety of immune-system related diseases, including chronic neutropenic disorders and certain types of cancer.

We are currently evaluating the safety and efficacy of mavorixafor in a 52-week, global Phase 3 clinical trial (“4WHIM trial”) for the treatment of patients with WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome, a rare, inherited, primary immunodeficiency disease caused by genetic mutations in the CXCR4 receptor gene. We are also studying mavorixafor in two Phase 1b clinical trials – one in patients with chronic neutropenic disorders, including congenital, idiopathic, and cyclic neutropenia, and one in combination with the Bruton tyrosine kinase inhibitor (“BTKi”) ibrutinib in patients with a rare B-cell lymphoma called Waldenström’s macroglobulinemia and confirmed mutations to both the CXCR4 and MYD88 genes.

We completed enrollment of the 4WHIM trial in the third quarter of 2021, with 31 patients aged 12 and older enrolled, and we expect to report results from the trial in the fourth quarter of 2022. We have begun building our commercial team in anticipation of a possible New Drug Application (“NDA”) submission to the U.S. Food and Drug Administration (“FDA”) early in the second half of 2023, with the goal of obtaining approval for mavorixafor for the treatment of people in the U.S. aged 12 and older with WHIM syndrome, should the final Phase 3 data support the NDA filing.

We are continuing to enroll patients in the Phase 1b chronic neutropenia trial, with results expected in the third quarter of 2022. We have completed enrollment of 16 patients in the Waldenström’s trial and recently reported positive results from the Phase 1b study, which we expect will conclude in December of 2022.

In July 2022, we announced a strategic re-prioritization of our resources towards advancing mavorixafor solely in chronic neutropenic disorder indications, including WHIM syndrome, while pausing our pre-clinical immunodeficiency program and only progressing our oncology programs upon completion of strategic partnership(s). As a result, any further development of mavorixafor for any oncology indication, including Waldenström’s macroglobulinemia, will be subject to completion of a strategic partnership. Similarly, we are currently completing pre-clinical toxicology studies on our candidate X4P-002, a novel, small-molecule CXCR4 antagonist that has demonstrated potential in a number of oncology indications; any regulatory filings to begin clinical development of XP4-002 will now be subject to completing a strategic partnership. In addition, we have paused pre-clinical development of X4P-003, a novel, small-molecule CXCR4 antagonist on which patent applications have been filed; further advancement of X4P-003 for any immunodeficiency indication will be dependent on the potential first approval of mavorixafor and our lifecycle management strategy for the company’s product portfolio.

Mavorixafor has received multiple special designations from global regulatory authorities: in WHIM syndrome, mavorixafor has been granted Breakthrough Therapy Designation, Fast Track Designation, and Rare Pediatric Designation in the U.S., and Orphan Drug Status in both the U.S. and European Union; mavorixafor has also been granted Orphan Drug Designation in the U.S. in Waldenström’s macroglobulinemia, regardless of CXCR4 mutation status. In addition, X4 is eligible to receive a Priority Review Voucher (“PRV”) as a result of mavorixafor’s Rare Pediatric Designation in WHIM syndrome in the U.S.

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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
The following table summarizes the results of our operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
(in thousands)
Operating expenses:
Research and development	$13,821	$13,193	$628	$27,934	$25,297	$2,637
Selling, general and administrative	6,749	5,804	945	14,413	11,636	2,777
Gain of sale of non-financial asset	—	—	—	(509)	—	(509)
Total operating expenses	20,570	18,997	1,573	41,838	36,933	4,905
Loss from operations	(20,570)	(18,997)	(1,573)	(41,838)	(36,933)	(4,905)
Total other expense, net	(638)	(635)	(3)	(1,312)	(1,369)	57
Loss before provision for income taxes	(21,208)	(19,632)	(1,576)	(43,150)	(38,302)	(4,848)
Provision for income taxes	4	6	(2)	27	12	15
Net loss	$(21,212)	$(19,638)	$(1,574)	$(43,177)	$(38,314)	$(4,863)
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
(in thousands
Direct research and development expenses by product candidate:
Mavorixafor	$4,527	$6,915	$(2,388)	$10,676	$13,262	$(2,586)
X4P-002	1,056	289	767	1,944	446	1,498
X4P-003	106	136	(30)	196	750	(554)
Unallocated expense	8,132	5,853	2,279	15,118	10,839	4,279
Total research and development expenses	$13,821	$13,193	$628	$27,934	$25,297	$2,637

Research and development expenses were relatively consistent for the three months ended June 30, 2022 as compared to the same period in the prior year and increased $2.6 million in the six months ended June 30, 2022 as compared to the same period in the prior year. Expenses related to our Phase 3 clinical trials of mavorixafor were lower in both the three and six month periods as compared to the prior year as we incurred more start-up costs in the prior year to ramp up these clinical trials. These decreases in the current year were partial offset by higher expenses related to our X4P-002 oncology program for the three and six months ended June 30, 2022 as compared to the same periods in the prior year. Unallocated research and development expenses increased $2.3 million and $4.3 million in the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year primarily due to an increase in head count in our research and development function.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in sale and marketing, executive, finance and administrative functions. Selling, general and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. Selling, general and administrative expenses were higher as compared to the prior year primarily due to an increase in compensation, including stock-based compensation costs, as a result of an increase in head count. We expect selling, general and administrative expenses will grow in the future as we continue to build out our selling, general and administrative functions.

Gain on Sale of Non-Financial Asset
During the six months ended June 30, 2022, a third party, who had previously acquired rights to certain intellectual property from us, terminated the arrangement and transferred these rights back us and we transferred these rights to another third party in return for $0.5 million. We have no continuing involvement in any ongoing research and development activities associated with the intellectual property. We concluded that these third parties are "non-customers" as the underlying intellectual property transferred to and from these third parties supports potential drug candidates that are not aligned with our strategic focus and, therefore, are not an output of our ordinary activities. Accordingly, we classified this transaction as a “gain on sale of non-financial asset” for the six month period ended June 30, 2022. There was no such transaction in the same period of the prior year.

Other Expenses, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
(in thousands)
Interest income	$4	$3	$1	$7	$5	$2
Interest expense	(918)	(905)	(13)	(1,831)	(1,797)	(34)
Change in fair value of derivative liability	335	57	278	511	26	485
Other (expense) income	(59)	210	(269)	1	397	(396)
Total other expense, net	$(638)	$(635)	$(3)	$(1,312)	$(1,369)	$57
Other expenses, net, for the three and six months ended June 30, 2022 were consistent with same period in the prior year. For each period, decreases in the fair value of an embedded derivative liability associated with our Hercules Loan Agreement were offset by foreign exchange losses related to our Austrian subsidiary due to the decline in the Euro as compared to the U.S. dollar.

Provision for Income Taxes
We did not record a U.S. federal or state income tax benefit for our losses for the three and six months ended June 30, 2022 and 2021, respectively, due to our conclusion that a full valuation allowance is required against our U.S. federal and state deferred tax assets. For the three and six months ended June 30, 2022 and 2021, we recorded an immaterial amount of income tax expense related to our Austrian subsidiary.
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

In June 2022, we entered into a securities purchase agreement with several institutional and accredited investors pursuant to which we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock for gross proceeds of $55.7 million, before deducting offering expenses payable by us. The transaction closed on July 6, 2022.

As of June 30, 2022, we have borrowed $32.5 million through our Hercules Loan Agreement. Under our Hercules facility, we may borrow up to an additional $17.5 million in term loans through December 2022, at Hercules’s sole discretion. Principal payments under the Hercules Loan Agreement commence in February 2023 and the Hercules Loan Agreement matures in July 2024.

Going Concern
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. As of June 30, 2022, our cash and cash equivalents were $47.4 million, and our restricted cash balance was $1.3 million. We expect that our research and development and selling, general and administrative expenses will continue to increase as we focus on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2023. As further discussed in Note 7 to our condensed consolidated financial statements, our Hercules Loan Agreement has a covenant that would require us to maintain a minimum level of cash beginning on September 1, 2022. Based on our current financial projections and assuming we do not achieve certain financial and operational milestones that would reduce this minimum cash requirement, we believe we would be in violation of this covenant in the first half of 2023. If we are in violation of this covenant, Hercules could require the repayment of all outstanding debt under the Hercules Loan Agreement.

As a result, we believe that, in aggregate, these conditions raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of these condensed consolidated financial statements for the quarterly period ended June 30, 2022. Unless and until we reach profitability in the future, we will require additional capital to fund our operations. We intend to raise further capital through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and collaborations and strategic alliances; however, no assurances can be made as to when and if we will obtain such funding. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or pre-commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue or be required to scale down operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net loss	$(43,177)	$(38,314)
Adjustments to reconcile net loss to net cash used in operating activities	4,083	4,345
Changes in operating assets and liabilities	391	(3,672)
Net cash used in operating activities	(38,703)	(37,641)
Net cash used in investing activities	(60)	(582)
Net cash provided by financing activities	4,609	54,117
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(271)	(103)
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,425)	15,791
Cash, cash equivalents and restricted cash, beginning of period	$83,108	$80,702
Cash, cash equivalents and restricted cash, end of period	$48,683	$96,493

Operating Activities   During the six months ended June 30, 2022, net cash used in operating activities was $38.7 million, primarily resulting from our net loss of $43.2 million, adjusted for noncash expenses of $4.1 million and changes in our operating assets and liabilities of $0.4 million. Non-cash expenses primarily includes stock-based compensation expense, non-cash lease expense and non-cash interest expense.

Net cash used in operating activities for the six months ended June 30, 2021 was $37.6 million, primarily resulting from our net losses of $38.3 million, adjusted for noncash expenses of $4.3 million and changes in our operating assets and liabilities of $3.7 million. Net cash used in changes in our operating assets and liabilities primarily consisted of an increase in prepaid expense and other current assets due to the timing of payments to our CROs.
Investing Activities   During the six months ended June 30, 2022 and 2021, cash used in investing activities of less than $0.1 million and $0.6 million, respectively, related primarily to purchases of furniture and laboratory equipment purchases related to our leased facility in Vienna, Austria.
Financing Activities   During the six months ended June 30, 2022, net cash provided by financing activities was $4.6 million, consisting primarily of $5.8 million of net proceeds from private placement equity offering that closed during the period and the sale of shares of our common stock to Lincoln Park and through our employee stock purchase plan, partially offset by $1.2 million of end-of-term payments made pursuant to our Hercules Loan Agreement and fees related to amendments to the agreement during the period. During the six months ended June 30, 2021, net cash provided by financing activities was $54.1 million, consisting of gross proceeds on our private placement sale of shares of our common stock before offering costs and redeemable common stock repayments.
Funding Requirements
As noted above, the Hercules Loan Agreement contains a minimum cash covenant that is effective on September 1, 2022. Based on our current financial projections, assuming we do not achieve certain operational and financial milestone contained within the Hercules Loan Agreement that would reduce this minimum cash requirement, we would be in violation of this covenant in the first half of 2023. If we are in violation of this covenant, Hercules could require the repayment of all outstanding debt under the Hercules loan facility. To fund our operations, we will be required to raise additional capital, which may be through a combination of equity offerings, such as through our ATM Sales Agreement or through our common stock purchase agreement with Lincoln Capital, debt financings, including refinancing of our Hercules Loan Agreement or entering into new debt arrangements with other third-parties, marketing and distribution arrangements and collaborations and strategic alliances. However, our ability to raise such funding, the timing of such funding and the amount of funding cannot be assured. During 2022 and beyond, we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance the current and anticipated clinical trials of our product candidates in development. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our funding requirements. Our short-term and long-term funding requirements will depend on and could increase significantly as a result of many factors, including:
•the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates, particularly our ongoing Phase 3 pivotal clinical trial of mavorixafor for the treatment of patients with WHIM syndrome, our ongoing Phase 1b clinical trial of mavorixafor in chronic neutropenic disorders, and the conclusion of our Phase 1b clinical trial of mavorixafor in Waldenström’s;
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

During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2021 as part of our Annual Report. In addition, see Note 2 of these condensed consolidated financial statements under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three and six months ended June 30, 2022.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a late-stage clinical biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $88.7 million, $62.1 million and $52.8 million for the years ended December 31, 2021, 2020 and 2019 respectively, and were $21.2 million for the quarter ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $326.0 million. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

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
Our ability to generate profits from operations and thereafter to remain profitable depends heavily on:
•the scope, number, progress, duration, endpoints, cost, results and timing of clinical trials and nonclinical studies of our current or potential future product candidates, including in particular the scope, progress, duration, endpoints, cost, results and timing for completion of our Phase 3 trial of mavorixafor for the treatment of Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”) syndrome, and our on-going development of mavorixafor for the treatment of chronic neutropenic disorders;
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
As of June 30, 2022, we had cash and cash equivalents of $47.4 million. We have a covenant under our Hercules Loan Agreement that requires that we maintain a minimum level of cash, as defined, beginning on September 1, 2022. Based on our current operating plan and assuming we are unable to achieve certain operational and financial milestones contained in the Hercules Debt Agreement, we will not be able to maintain the minimum cash required to satisfy this covenant. In such event, Hercules could require the repayment of all outstanding debt. We expect to seek additional funding to sustain our future operations and to satisfy certain covenants under our debt facility with Hercules, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured.
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
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates, particularly our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome, and our on-going development of mavorixafor for the treatment of chronic neutropenic disorders;
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists or if future variants of COVID-19 emerge globally, we could experience an inability to access additional capital. Other than our common stock purchase agreement with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park is obligated, subject to certain limitations, to purchase up to $50.0 million in the aggregate of shares of our common stock, subject to certain limitations and conditions, we do not have any committed external sources of funds and may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, acquiring or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. For example, our debt facility with Hercules contains a minimum cash financial covenant that we project we would be in violation of in the first half of 2023 based on our current operating plan and assuming we do not achieve certain operational and financial milestones. If we default on such indebtedness, with Hercules or a future lender, we could lose such assets and intellectual property.
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
To date, we have not generated revenues from any product sales. Our ability to generate revenue and become profitable depends upon our ability to successfully obtain marketing approval and commercialize our product candidates, including mavorixafor or other product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we are unable to predict the extent of any future losses and do not know when any of these product candidates will generate revenue for us, if at all. Our ability to generate revenue from mavorixafor or any of our current or future product candidates also depends on a number of additional factors, including our ability to:
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
Risks Related to Development of Our Product Candidates
We depend almost entirely on the success of our lead product candidate, mavorixafor, which we are developing for the treatment of chronic neutropenia disorders, including WHIM syndrome, and, contingent on potential strategic partnerships, for the treatment of Waldenström’s and ccRCC. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor or any other product candidate for any indication.
Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of mavorixafor. We currently have no products for sale and may never be able to develop marketable drug products. We are conducting a global Phase 3 pivotal clinical trial of our lead product candidate, mavorixafor, and may be required to complete additional nonclinical studies and clinical trials before we can seek regulatory approval. We are also conducting a Phase 1b clinical trial of mavorixafor for the treatment of chronic neutropenic disorders and we are concluding a Phase 1 clinical trial of mavorixafor for the treatment of Waldenström’s. While we have investigated mavorixafor for the treatment of ccRCC, we do not intend to develop mavorixafor for this indication on our own. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:
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
We may develop mavorixafor, and potentially future product candidates, in combination with other therapies, which could expose us to additional risks.

We may develop mavorixafor, and may develop future product candidates, in combination with one or more currently approved therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of diseases, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs. This could result in our own products being removed from the market or being less successful commercially.
We may also evaluate mavorixafor or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell mavorixafor or any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.
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
We may experience delays in our current or future clinical trials, including our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome and our Phase 1b clinical trial of mavorixafor for the treatment of chronic neutropenic disorders. As a result of the ongoing COVID-19 pandemic, we have experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and chronic neutropenic disorders. In addition, currently there is a conflict involving Russia and Ukraine, and our Phase 3 trial of mavorixafor for the treatment of WHIM syndrome includes a trial site located in Russia, where three of the patients enrolled are located. While we have secured alternative arrangements for the affected patients, we still might have to close this site in light of the conflict. While we do not currently believe our clinical trial timelines are significantly impacted, we cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete clinical trials on schedule. Clinical trials may be delayed, suspended or terminated for a variety of reasons, including the following:

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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the rate at which we can recruit, enroll and retain patients in testing our product candidates, and we have made certain assumptions about the rate at which we can enroll patients in our clinical trials. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing mavorixafor and any other current or future product candidates that we may develop as well as completion of required follow-up periods.
If we cannot identify patients to participate in our clinical trials, whether due to COVID-19 or otherwise, or if patients are unwilling to participate in our clinical trials for any reason, including if patients choose to enroll in competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of mavorixafor and any other current or future product candidates that we may develop may be delayed. These delays could result in increased costs, delays in advancing our current or future product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, we are currently evaluating mavorixafor for the treatment of a number of rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants.
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
•the risk that enrolled subjects will drop out before completion (including, but not limited to, due to unforeseen events such as the armed conflict between Russia and Ukraine);
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
If the commercial opportunity for mavorixafor in chronic neutropenic disorders, including WHIM syndrome, is smaller than we anticipate, our potential future revenue from mavorixafor for the treatment of any of the diseases may be adversely affected and our business may suffer.
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
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate (including, but not limited to, due to unforeseen events such as the armed conflict between Russia and Ukraine);
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for the treatment or prevention of rare diseases or conditions with relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the (“Orphan Drug Act”), the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States. We received orphan drug designation from the FDA for mavorixafor for the treatment of WHIM syndrome in October 2018, and from the EMA in July 2019.We also received orphan drug designation in the U.S. for mavorixafor for the treatment of Waldenström’s macroglobulinemia in June 2022. If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication during that time period with some exceptions. A similar provision in the European Union allows 10 years of exclusivity in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that marketing exclusivity is no longer justified. Orphan drug exclusivity may be lost in both the United States and Europe under certain situations, such as the inability of the holder of the orphan drug designation to produce sufficient quantities of the drug to meet the needs of patients with the rare disease or condition or for certain other reasons.
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

We face substantial competition that may result in others discovering, developing or commercializing products before or more successfully than we do.
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

We are developing our lead product candidate, mavorixafor, for the treatment of chronic neutropenic disorders, including WHIM syndrome. We are aware of other companies that are developing CXCR4 inhibitors that are in a similar stage of development as mavorixafor, including BioLineRx, Noxxon, Upsher-Smith, Polyphor and Glycomimetics. To our knowledge, there do not appear to be any competitors with programs in development for WHIM syndrome or chronic neutropenic disorders. With respect to chronic neutropenia, filgrastim injections (human granulocyte colony-stimulating factor (G-CSF)) and two biosimilars (Zarxio and Nivestym ) are FDA-approved to reduce the incidence and duration of after-effects of severe neutropenia (e.g.‚ fever‚ infections‚ oropharyngeal ulcers) in symptomatic patients with congenital neutropenia‚ cyclic neutropenia‚ or idiopathic neutropenia.

In many diseases, drugs are administered in combination to enhance efficacy. Some currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients, and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if any of our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.

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

Our CROs may also fail to meet expected timelines as a result of circumstances beyond their control, including the ongoing COVID-19 pandemic. As a result of the ongoing COVID-19 pandemic, we experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor in patients with WHIM, Waldenström’s, and chronic neutropenia disorders, which could delay our ability to obtain regulatory approval for or successfully commercialize our product candidates.
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
From time to time, we may need to rely on licenses to proprietary technologies that may be difficult or expensive to obtain or we may lose certain licenses which may be difficult to replace.
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
Risks Related to Our Business Operations, Employee Matters, and Managing Growth
The global COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our business, including our clinical trials and preclinical studies.
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
Although we recently announced a reduction in workforce of approximately 20% as part of our streamlining of resources to focus on advancing our lead clinical candidate, mavorixafor, in WHIM syndrome and other chronic neutropenic disorders, we will need additional managerial, operational, development, sales, marketing, financial and other resources in the future as we approach commercialization of our lead product candidate. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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
In October 2018, we entered into a loan and security agreement, as most recently amended in June 2022, with Hercules, secured by a lien on substantially all of our assets, including intellectual property. This loan contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•sell, transfer, lease or dispose of certain assets;
•incur indebtedness;
•encumber or permit liens on certain assets;
•make certain investments;
•make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and
•enter into certain transactions with affiliates.
The covenants also include a requirement that, from and after an initial test date of September 1, 2022, we maintain cash in an aggregate amount greater than $30.0 million. Following the achievement of an operational performance milestone, the required level shall be reduced to $20.0 million; provided that, subject to the achievement of additional operational milestones, this covenant will be extinguished. Based on our current cash and cash equivalents and our current operating plan, and assuming we do not meet these operational milestones, we would be in violation of the minimum cash described above in the first half of 2023. A breach of any of the covenants under the loan and security agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan, the lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the lenders could proceed against the collateral granted to them to secure such indebtedness.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
Not applicable.

Item 6.    EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of June 10, 2020.	8-K	3.1	06/10/2020	001-38295

3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295

4.2	Form of Pre-Funded Warrant	8-K	4.1	7/1/2022	001-38295

4.3	Form of Warrant	8-K	4.2	7/1/2022	001-38295

10.1	Securities Purchase Agreement, dated June 30, 2022, by and among X4 Pharmaceuticals Inc. and the persons party thereto.	8-K	10.1	7/1/2022	001-38295

10.2	Registration Rights Agreement, dated June 30, 2022, by and among X4 Pharmaceuticals Inc. and the persons party thereto.	8-K	10.2	7/1/2022	001-38295

10.3	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of June 30, 2022, by and among X4 Pharmaceuticals, Inc., each of its Qualified Subsidiaries (including X4 Therapeutics, Inc.), the Lender, and Hercules Capital, Inc., as Agent.	8-K	10.3	7/1/2022	001-38295

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

X4 PHARMACEUTICALS, INC.

Date: August 4, 2022	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President and Chief Executive Officer

Date: August 4, 2022	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer