Form 10-Q
period 2022-09-30
X4 Pharmaceuticals, Inc
filed 2022-11-03
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2022, the registrant had 69,235,074 shares of common stock outstanding.

	PART I: FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS	7
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2022 and December 31, 2021	7
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	8
	Condensed Consolidated Statements of Redeemable Common Stock and Stockholders’ Equity (unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	9
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2022 and 2021	11
	Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
Item 4.	CONTROLS AND PROCEDURES	34
	PART II: OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	35
Item 1A.	RISK FACTORS	35
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	73
Item 3.	DEFAULTS UPON SENIOR SECURITIES	73
Item 4.	MINE SAFETY DISCLOSURES	73
Item 5.	OTHER INFORMATION	73
Item 6.	EXHIBITS	73
SIGNATURES		75

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

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$79,855	$81,787
Research and development incentive receivable	909	747
Prepaid expenses and other current assets	4,954	5,344
Total current assets	85,718	87,878
Property and equipment, net	1,194	1,514
Goodwill	17,351	17,351
Right-of-use assets	7,606	8,710
Other assets	1,537	1,723
Total assets	$113,406	$117,176
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,800	$4,283
Accrued expenses	9,128	7,870
Current portion of lease liability	1,164	1,075
Current portion of long-term debt	14,621	795
Total current liabilities	28,713	14,023
Long-term debt, net of discount and current portion	18,733	33,139
Lease liabilities	3,799	4,776
Other liabilities	312	826
Total liabilities	51,557	52,764
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 and 125,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 68,734,553 and 28,127,657 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	69	28
Additional paid-in capital	409,533	347,374
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(347,634)	(282,871)
Total stockholders’ equity	61,849	64,412
Total liabilities and stockholders’ equity	$113,406	$117,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$14,110	$13,188	42,044	38,485
Selling, general and administrative	6,044	5,931	20,457	17,567
Gain on sale of non-financial asset	—	—	(509)	—
Total operating expenses	20,154	19,119	61,992	56,052
Loss from operations	(20,154)	(19,119)	(61,992)	(56,052)
Other expense, net:
Interest income	14	2	21	7
Interest expense	(1,018)	(920)	(2,849)	(2,717)
Change in fair value of derivative liability	—	(62)	511	(36)
Other (expense) income, net	(441)	(74)	(440)	323
Total other expense, net	(1,445)	(1,054)	(2,757)	(2,423)
Loss before provision for income taxes	(21,599)	(20,173)	(64,749)	(58,475)
Provision for income taxes	(13)	2	14	14
Net loss and comprehensive loss	(21,586)	(20,175)	(64,763)	(58,489)
Deemed dividend on Class B Warrant price reset	(287)	—	(2,546)	(8,239)
Net loss attributable to common stockholders	$(21,873)	$(20,175)	$(67,309)	$(66,728)
Net loss per share attributable to common stockholders—basic and diluted	$(0.26)	$(0.76)	$(1.32)	$(2.71)
Weighted average shares of common stock outstanding—basic and diluted	83,211	26,609	50,976	24,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	28,127,657	$28	$347,374	$(119)	$(282,871)	$64,412
Issuance of common stock and prefunded warrants for the purchase of common stock, net of issuance costs of $174	2,512,902	3	5,817			5,820
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	168,817		(12)			(12)
Exercise of warrants	100
Stock-based compensation expense			1,459			1,459
Net loss					(21,965)	(21,965)
Balance at March 31, 2022	30,809,476	31	354,638	(119)	(304,836)	49,714
Issuance of shares of common stock under employee stock purchase plan	72,727		49			49
Vesting of restricted stock units	108,995		—			—
Stock-based compensation expense			1,522			1,522
Net loss					(21,212)	(21,212)
Balance at June 30, 2022	30,991,198	31	356,209	(119)	(326,048)	30,073
Issuance of common stock and prefunded warrants for the purchase of common stock, net of issuance costs of $1,004	37,649,086	38	13,459			13,497
Vesting of restricted stock units	94,269					—
Reclassification of warrant liability to equity (Note 10)			38,754			38,754
Stock-based compensation expense			1,111			1,111
Net loss					(21,586)	(21,586)
Balance at September 30, 2022	68,734,553	$69	$409,533	$(119)	$(347,634)	$61,849

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

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(64,763)	$(58,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,092	4,571
Depreciation and amortization expense	389	367
Non-cash lease expense	1,104	1,031
Accretion of debt discount	653	557
Other	255	283
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research and development incentive receivable	158	(14)
Accounts payable	(481)	(695)
Accrued expenses	1,305	1,069
Lease liabilities	(721)	(473)
Operating lease right-of-use asset, net of non-cash portion	—	(59)
Net cash used in operating activities	(58,009)	(51,852)
Cash flows from investing activities:
Acquisition of property, equipment and intangible assets	(69)	(602)
Net cash used in investing activities	(69)	(602)
Cash flows from financing activities:
Proceeds from exercise of stock options and pre-funded warrants and issuance of shares of common stock under employee stock purchase plan	70	157
Employee taxes paid related to net share settlement of vested restricted stock units	(12)	—
Issuance costs related to sale of warrants and fees paid for amendments to loan and security agreement	(3,300)	—
Repayments of borrowings under loan and security agreement	(795)	—
Proceeds from sale of shares of common stock, redeemable common stock, warrants and pre-funded warrants, net of issuance costs	60,623	51,518
Settlement and retirement of redeemable common stock	—	(2,000)
Net cash provided by financing activities	56,586	49,675
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(468)	(203)
Net decrease in cash, cash equivalents and restricted cash	(1,960)	(2,982)
Cash, cash equivalents and restricted cash at beginning of period	83,108	80,702
Cash, cash equivalents and restricted cash at end of period	$81,148	$77,720
Supplemental disclosure of non-cash investing and financing activities:

Acquisition of right-of-use asset financed by lease liabilities	$—	$1,343
Issuance costs not yet paid related to sale of shares of common stock, redeemable common stock and pre-funded warrants	$22	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a late-stage clinical biopharmaceutical company focused on the research, development and commercialization of novel therapeutics for the treatment of diseases of the immune system, with a focus on rare diseases and those with limited treatment options. The Company’s lead product candidate, mavorixafor, a first-in-class, small molecule antagonist of chemokine receptor CXCR4 being developed as a once-daily oral therapy, is currently being evaluated in a Phase 3 clinical trial for the treatment of Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”) syndrome, a rare, inherited, primary immunodeficiency disease typically caused by genetic mutations in the CXCR4 receptor gene. The Company continues to expect to report results from this trial in the fourth quarter of 2022. The Company is also conducting a proof-of-concept Phase 1b clinical trial of mavorixafor in patients with chronic neutropenic disorders, and a Phase 1b clinical trial of mavorixafor in combination with ibrutinib in patients with Waldenström’s macroglobulinemia (“Waldenström’s”), a rare form of lymphoma. The Company reported positive results from these Phase 1b trials in the third quarter of 2022. The Phase 1b clinical trial in chronic neutropenic disorders is currently being amended to extend and expand the trial. The Phase 1b clinical trial in Waldenström’s is expected to conclude in December 2022; further studies of mavorixafor in this and other oncology indications will be subject to completing a strategic partnership. The Company is headquartered in Boston, Massachusetts and has a research facility in Vienna, Austria.
Going Concern Assessment—The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. As of September 30, 2022, the Company had $79.9 million of cash and cash equivalents. Based on its current operating plan, the Company believes that its cash on hand will be sufficient to fund its operating expense and capital expenditure requirements into the third quarter of 2023. However, as further discussed in Note 7, the Company has a covenant under its loan agreement with Hercules Capital Inc. (“Hercules”) that requires that the Company maintain a minimum level of cash, as defined. Based on its current financial projections and assuming the Company does not meet certain operational and financial milestones that would reduce the minimum cash required by this covenant, the Company believes it would be in violation of the covenant in the second quarter of 2023. If the Company is in violation of this covenant, Hercules could require the repayment of all of the Company’s outstanding debt under the Hercules loan facility.

As a result, the Company believes that, in the aggregate, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. Nevertheless, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In order to fund its operations beyond the second quarter of 2023, the Company will need to raise additional funding, whether through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If the Company is unable to obtain future funding when and if needed, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or pre-commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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
Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2021 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2021 included in the 2021 Annual Report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and cash flows have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of September 30, 2022 and December 31, 2021.
Restricted Cash

(in thousands)	As of September 30, 2022	As of December 31, 2021
Letter of credit security: Waltham lease	250	250
Letter of credit security: Vienna Austria lease	187	216
Letter of credit security: Boston lease	856	855
Restricted cash included in other assets	$1,293	$1,321
In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum of the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$79,855	$81,787
Restricted cash, non-current	1,293	1,321
Total cash, cash equivalents and restricted cash	$81,148	$83,108
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform an interim quantitative impairment test, whereby the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than its carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. There were no triggering events during the nine months ended September 30, 2022 that necessitated an interim impairment test of goodwill.

Recently Adopted Accounting Standards
In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(such as warrants for the purchase of common shares) that remain classified as equity following the modification or exchange. ASU 2021-04 was effective January 1, 2022 for the Company. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

3.    LICENSE, COLLABORATION AND FUNDING AGREEMENTS
Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses and capital expenditures incurred by the Company’s subsidiary in Austria. As of September 30, 2022, the amount due under the program is $0.9 million, which amount is included in research and development incentive receivable in the condensed consolidated balance sheet. During the nine months ended September 30, 2022 and 2021, the Company recorded $0.4 million and $0.7 million, respectively, of income related to the program within the condensed consolidated statements of operations as other income.

License and Collaboration Agreements
During the nine months ended September 30, 2022, a third party, who had previously acquired rights to certain intellectual property from the Company, terminated the arrangement and transferred these rights back to the Company. Also during the nine months ended September 30, 2022, the Company transferred these rights to another third party in return for $0.5 million. The Company has no continuing involvement in any ongoing research and development activities associated with the intellectual property. The Company concluded that these third parties are "non-customers" as the underlying intellectual property transferred to and from these third parties supports potential drug candidates that are not aligned with the Company's strategic focus and, therefore, are not an output of the Company's ordinary activities. Accordingly, the Company accounted for the sale of the intellectual property as the sale of a non-financial asset under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets ("ASC 610-20"), and included the gain in gain on sale of non-financial asset for the nine months ended September 30, 2022.

There were no material modifications of the Company’s license or collaboration agreements during the nine months ended September 30, 2022.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$—	$2,516	$—	$2,516
	$—	$2,516	$—	$2,516
Liabilities:
Embedded derivative liability	$—	$—	$310	$310
	$—	$—	$310	$310

	Fair Value Measurements as of December 31, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$20,000	$27,793	$—	$47,793
	$20,000	$27,793	$—	$47,793
Liabilities:
Embedded derivative liability	$—	$—	$821	$821
	$—	$—	$821	$821

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

The following table provides a roll-forward of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	Warrant Liability	Total
Balance as of December 31, 2021	$821	$—	$821
Issuance of warrants (see Note 10)	—	41,249	41,249
Change in fair value	(511)	(2,495)	(3,006)
Reclassification of warrant liability to permanent equity	—	(38,754)	(38,754)
Balance as of September 30, 2022	$310	$—	$310

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

Warrant Liability— As discussed in Note 10, on July 6, 2022, the Company issued common stock, pre-funded warrants and warrants for the purchase of its common stock in a private placement transaction. The warrants have an exercise price of $1.095 per share and expire five years from the original issuance date. As of July 6, 2022, due to the shortfall in authorized and

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
available common shares, the warrants did not meet the criteria required for permanent equity accounting. As a result, the Company allocated a portion of the offering proceeds to a warrant liability at its fair value. The fair value was calculated using the Black-Scholes option valuation model using significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. These assumptions are shown in the table below. On September 1, 2022, the Company’s shareholders approved an increase in the Company’s authorized shares. Upon shareholder approval of the increase to the Company’s authorized shares, the warrants met all criteria required for permanent equity accounting and, accordingly, the Company remeasured the fair value of the warrants through earnings, including within other expense, net, and reclassified the fair value of the liability to additional paid-in capital.

	July 6, 2022	September 1, 2022
Risk-free interest rate	2.96%	3.29%
Expected term (in years)	5.0 years	4.9 years
Expected volatility	97.3%	97.5%
Expected dividend yield	—%	—%
Fair value of warrant liability	$41,249	$38,754

5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Leasehold improvements	$228	$228
Furniture and fixtures	1,268	1,251
Computer equipment	173	150
Software	24	33
Lab equipment	605	576
	2,298	2,238
Less: Accumulated depreciation and amortization	(1,104)	(724)
	$1,194	$1,514
Depreciation and amortization expense related to property and equipment was $389 thousand and $367 thousand for the nine months ended September 30, 2022 and 2021, respectively.

6.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$4,388	5,417
Accrued external research and development expenses	3,611	1,507
Accrued professional fees	779	632
Accrued issuance costs for private placement equity offering (Note 10)	22	—
Other	328	314
	$9,128	$7,870

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Principal amount of long-term debt	$32,500	$32,500
Debt (discount) premium, net of accretion	(221)	277
Cumulative accretion of end of term payments	1,075	1,157
Long-term debt	$33,354	$33,934
Less: current portion	$(14,621)	$(795)
Long-term debt, net of current portion	$18,733	$33,139
Hercules Loan Agreement, As Amended
In October 2018, the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”), as amended in December 2018, June 2019, March 2020, December 2020, February 2022 and June 2022, with Hercules, under which the Company has borrowed an aggregate of $32.5 million of term loans to date. The Hercules Loan Agreement provides for maximum borrowings of up to $50.0 million, which include, subject to Hercules investment committee’s sole discretion, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $17.5 million through December 31, 2022. Borrowings under the Hercules Loan Agreement accrues interest at a variable rate equal to the greater of (i) 8.75% or (ii)  The Wall Street Journal prime rate plus 3.75%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%.

Borrowings under the Hercules Loan Agreement are repayable in monthly interest-only payments through January 1, 2023, and in equal monthly payments of principal and accrued interest from February 1, 2023 until the maturity date of the loan, which is July 1, 2024. The Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of up to 1.0% of the principal amount outstanding as of the date of repayment. In addition, the Hercules Loan Agreement provides for payments of $1.3 million and $0.8 million payable on July 1, 2023 and July 1, 2024, respectively, which payments are accelerated upon the prepayment of the borrowings upon the Company’s election or upon default of the loan. Borrowings under the Hercules Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for its intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property).

On February 9, 2022, the Company entered into Amendment No. 3 of the Hercules Loan Agreement (“Amendment 3”). Amendment 3 primarily added a financial milestone that if met by June 30, 2022, modifies the minimum cash covenant contained in the Hercules Loan Agreement effective beginning September 1, 2022, as further described below. The Company achieved this financial milestone. The Company concluded that Amendment 3 represented a modification to the debt as opposed to an extinguishment. Accordingly, fees paid to third parties directly related to the amended debt were expensed as incurred and fees paid to Hercules in conjunction with the amendment were deferred and are being amortized to interest expense over the life of the debt arrangement using the effective interest method.

On June 30, 2022, the Company entered into Amendment No. 4 of the Hercules Loan Agreement (“Amendment 4”). Amendment 4 primarily added two additional milestones that if met will extend the interest-only period of the debt under the Hercules facility. To achieve the first interest-only extension milestone, which would extend the interest-only period from February 1, 2023 to August 1, 2023, the Company must raise $50.0 million in external financing and achieve Performance Milestone III, as defined in the Hercules Loan Agreement. Performance Milestone III includes, assuming no other events of default, (a) the Company’s Phase 3 trial for the treatment of WHIM having achieved its protocol-specified primary efficacy endpoint with statistical significance, an acceptable safety profile, and supporting efficacy data, such that the totality of safety and efficacy data are sufficient to file a New Drug Application (“NDA”) as the immediate next step in clinical development and (b) the Company has proceeded towards filing such NDA. The Company has achieved the external financing portion of this milestone effective June 30, 2022 and has not yet achieved Performance Milestone III. To achieve the second interest-only extension milestone, which would further extend the interest-only period of the debt to February 1, 2024, the Company must raise an additional $25.0 million in external financing and file an NDA for mavorixafor for the treatment of WHIM syndrome. The Company has concluded that Amendment 4 represents a modification to the debt as opposed to a debt extinguishment. Accordingly, fees paid to third parties directly related to the amended debt were expensed as incurred and fees paid to Hercules

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in conjunction with the amendment were deferred and are being amortized to interest expense over the life of the debt arrangement using the effective interest method.

Pursuant to the Hercules Loan Agreement, effective as of September 1, 2022, the Company must maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than $30.0 million. Following the achievement of Performance Milestone III, as defined in the Hercules Loan Agreement, the required level shall be reduced to $20.0 million; and provided further, that subject to the Company’s filing of a NDA for mavorixafor for the treatment of WHIM syndrome, this covenant will be extinguished.

The Hercules Loan Agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total interest expense	$1,018	$920	$2,845	$2,716
Non-cash interest expense	$256	$193	$653	$557
The annual effective interest rate of the Hercules Loan Agreement as of September 30, 2022 is 12.9%. There were no principal payments due or paid under the Hercules Loan Agreement during the nine months ended September 30, 2022. An end-of-term payment of $0.8 million was paid during the nine months ended September 30, 2022 in accordance with the Hercules Loan Agreement.
As of September 30, 2022, future principal and accrued end-of-term payments due under the Hercules Loan Agreement were as follows (in thousands):

Year Ending December 31,	Total
2022	$—
2023	20,050
2024	13,525
Long-term debt	$33,575

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
The components of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2022	2021	2022	2021
Fixed operating lease cost	$507	$537	$1,561	$1,554
Short-term lease costs	—	—	—	42
Total lease expense	$507	$537	$1,561	$1,596
Other information
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$—	$—	$1,343
Operating cash flows from operating leases	$334	$314	$1,014	$917
Sublease income	$49	$49	$147	$147
Weighted-average remaining lease term—operating leases	4.2 years
Weighted-average discount rate—operating leases	11.3%

Maturities of lease liabilities due under lease agreements that have commenced as of September 30, 2022 are as follows (in thousands)

Maturity of lease liabilities	Operating Leases
2022 (remainder of the year)	$391
2023	1,585
2024	1,350
2025	1,378
2026	1,308
Thereafter	299
Total lease payments	6,311
Less: interest	(1,348)
Total operating lease liabilities as of September 30, 2022	$4,963

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    COMMITMENTS AND CONTINGENCIES
The Company has agreements with Contract Research Organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and chronic neutropenia disorders. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company also has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2022 or December 31, 2021.
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

10.    COMMON STOCK AND COMMON STOCK WARRANTS
As of December 31, 2021, the Company’s Restated Certificate of Incorporation authorized the Company to issue 125 million shares of common stock, par value $0.001 per share. On September 1, 2022, the Company’s shareholders approved an increase in the Company’s authorized shares to 500 million. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.

Q2 2022 Private Placement
On June 30, 2022, the Company entered into a securities purchase agreement with several institutional and accredited investors (the “Investors”) pursuant to which the Company agreed to issue to the Investors in a private placement (the “Q2 2022 PIPE”) an aggregate of 37,649,086 shares of common stock and, to certain Investors, in lieu of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 13,276,279 shares of common stock at a price of $1.095 per share of common stock (or $1.094 per Pre-Funded Warrant) and 50,925,365 warrants (the “Warrants”) for the purchase of shares of common stock. The price per Pre-Funded Warrant represents the price of $1.095 per share sold in the Q2 2022 PIPE, minus the $0.001 per share exercise price of each such Pre-Funded Warrant. The Pre-Funded Warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. The Q2 2022 PIPE closed on July 6, 2022. The Company received gross proceeds of $55.7 million, before deducting offering expenses paid by the Company.

Each Warrant has an exercise price equal to $1.095 per share. The Warrants will expire on the date that is 60 months from their original issue date. The exercise of any Warrant was conditioned upon the Company increasing its authorized shares. The Company convened a special meeting of its stockholders on September 1, 2022, during which the stockholders approved an increase in the number of authorized shares of common stock from 125 million to 500 million pursuant to an amendment to the Company’s Certificate of Incorporation. As of July 6, 2022, due to the shortfall in authorized and available common shares, the Warrants did not meet the criteria required for permanent equity accounting. As a result, the Company allocated $41.2 million of the gross proceeds from the offering to the fair value of the Warrants, which was recorded as a warrant liability, and the remaining $13.5 million was allocated to the common shares and Pre-Funded Warrants and recorded as permanent equity. The

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
fair value of the warrant liability was calculated using the Black-Scholes option valuation model. The Company also allocated a portion of the transaction fees, including commissions and legal fees, to the warrant liability and expensed within other expense, net, approximately $2.9 million of these fees upon the closing of the Q2 2022 PIPE. Upon shareholder approval of the increase to the Company’s authorized shares, the Warrants met all criteria required for permanent equity accounting and, accordingly, the Company remeasured the fair value of the warrant liability through earnings, which resulted in approximately $2.5 million of income included within other expense, net, and reclassified the fair value of the warrant liability to additional paid-in capital.

Also on June 30, 2022, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to register for resale the common shares issued in the Q2 2022 PIPE and the issuance of the shares of common stock underlying the Pre-Funded Warrants and the Warrants held by the Investors. Such registration statement was filed on July 29, 2022 and was declared effective by the SEC on August 5, 2022.

Q1 2022 Private Placement
On March 3, 2022, the Company entered into a securities purchase agreement pursuant to which it agreed to issue and sell to an investor (the “Investor”), in a private placement (the “Q1 2022 PIPE”), 900,000 shares of common stock at a price of $1.80 per share, which represents the volume weighted average price per share of the Company’s common stock as quoted on the Nasdaq Stock Market for the thirty (30) consecutive-day trading day period ending on March 2, 2022, and pre-funded warrants to purchase 766,666 shares of common stock at a purchase price of $1.79 per pre-funded warrant (representing the price of $1.80 per share minus the $0.01 per share exercise price of each such prefunded warrant). The pre-funded warrants are exercisable at any time after their original issuance date and will have no expiration date. The Q1 2022 PIPE closed on March 7, 2022 and the Company received gross proceeds of $3.0 million, before deducting offering expenses payable by the Company.

Also, on March 3, 2022, the Company entered into a registration rights agreement with the Investor, pursuant to which the Company filed a registration statement covering the resale of these securities in April 2022.
Class B Warrants
In connection with its issuance of common stock in a public offering that closed on November 29, 2019, the Company issued 5,416,667 Class B warrants, which are exercisable for shares of the Company’s common stock or pre-funded warrants to purchase shares of the Company's common stock. The Class B warrants were immediately exercisable upon issuance, had an initial exercise price of $15.00 per share and expire on a date that is the earlier of (a) the date that is 30 calendar days from the date on which the Company issues a press release announcing top-line data from its Phase 3 clinical trial of mavorixafor for the treatment of patients with WHIM syndrome (or, if such date is not a business day, the next business day) and (b) November 28, 2024. The Class B warrants have a contingent price adjustment feature pursuant to which the exercise price of the Class B warrants is adjusted to the lowest weighted average offering price at which the Company sells its common stock or certain securities convertible into or exercisable for the Company's common stock in one or more subsequent offerings, if the weighted average offering price for such offering is below $15.00. The exercise price of the Class B warrants was adjusted to $1.80 on March 3, 2022 as a result of the Q1 2022 PIPE and was further adjusted to $1.50 on July 6, 2022 as a result of the Q2 2022 PIPE.
Prefunded Warrants
In connection with previous equity offerings, the Company has issued pre-funded warrants, which are exercisable into one share of the Company's common stock, are immediately exercisable upon issuance, and for which the remaining exercise price is equal to or less than $0.01 per share.

The following table provides a roll forward of outstanding warrants for the nine month period ended September 30, 2022:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable warrants to purchase common shares as of December 31, 2021	13,257,160	$7.96	2.72
Issued	64,968,310	$1.10
Exercised	(100)
Outstanding and exercisable warrants to purchase common shares as of September 30, 2022	78,225,370	$2.12	4.32

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2022, the Company’s outstanding warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price		Expiration Date
October 25, 2016	5,155	$19.78		October 24, 2026
December 28, 2017	115,916	$19.78		December 28, 2027
September 12, 2018	20,220	$19.78		September 12, 2028
October 19, 2018	20,016	$19.78		October 19, 2028
March 13, 2019	5,000	$19.78		March 12, 2029
April 16, 2019	3,866,154	$13.20		April 15, 2024
November 29, 2019	5,416,567	$1.50		November 28, 2024
November 29, 2019	1,750,000	$12.00	(a)	n/a
March 23, 2021	50,000	$8.70	(b)	n/a
November 9, 2021	2,008,032	$4.98	(c)	n/a
March 3, 2022	766,666	$1.80	(d)	n/a
July 6, 2022	13,276,279	$1.094	(e)	n/a
July 6, 2022	50,925,365	$1.095		July 6, 2027
	78,225,370
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

(e) In July 2022, the Company received $1.094 per pre-funded warrant, or $14.5 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

As of September 30, 2022, there are an aggregate of approximately 1.2 million shares of common stock available for issuance under the Company’s equity incentive plans. Approximately 196,000 shares of common stock remain available for issuance under the 2017 ESPP.

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non-employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.3%	1.1%	2.4%	1.0%
Expected term (in years)	6.1	6.1	6.1	6.0
Expected volatility	95.7%	95.7%	94.8%	97.6%
Expected dividend yield	0%	0%	0%	0%
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,916,051	$10.01	7.8	$—
Granted	339,950	1.60
Forfeited and Expired	(412,328)	11.59
Outstanding as of September 30, 2022	1,843,673	$8.11	6.5	$73
Exercisable as of September 30, 2022	1,119,308	$10.12	6.5	$—
Vested and expected to vest as of September 30, 2022	1,670,385	$8.52	7.2	$46

There were no stock options exercised in the nine months ended September 30, 2022. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 was $13 thousand. The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2022 and 2021 was $1.24 and $5.39, respectively.

Restricted Stock Units— The following table summarizes the Company's restricted stock unit activity for the nine months ended September 30, 2022:

Number of Shares
Unvested as of December 31, 2021	925,101
Granted	1,289,425
Vested	(384,814)
Forfeited	(431,923)
Unvested as of September 30, 2022	1,397,789
During the nine months ended September 30, 2022, the Company granted time-based restricted stock units to employees and to members of the Board of Directors. These restricted stock units vest annually over a two or three year period. Stock-based

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
compensation expense is being recognized for these time-based awards ratably based on the intrinsic value of the awards as of the date of grant, less estimated forfeitures.
Stock-Based Compensation— As of September 30, 2022, total unrecognized compensation expense related to unvested stock options and restricted stock units was $5.0 million, which is expected to be recognized over a weighted average period of 1.7 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development expense	$576	$633	$1,990	$2,008
Selling, general and administrative expense	535	883	2,102	2,563
Total stock-based compensation	$1,111	$1,516	4,092	4,571

12.    INCOME TAXES
The Company did not record a U.S. federal or state income tax benefit for its losses for the three and nine months ended September 30, 2022 and 2021, due to the conclusion that a full valuation allowance is required against the Company’s U.S. federal and state deferred tax assets. For the three and nine months ended September 30, 2022 and September 30, 2021, the Company recorded an immaterial income tax provision related to its Austrian subsidiary.

13.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(21,586)	$(20,175)	$(64,763)	$(58,489)
Deemed dividend as a result of Class B warrant price reset (Note 10)	(287)	—	(2,546)	(8,239)
Net loss attributable to common stockholders	$(21,873)	$(20,175)	$(67,309)	$(66,728)
Denominator:
Weighted average shares of common stock outstanding—basic and diluted	83,211	26,609	50,976	24,667
Net loss per share attributable to common stockholders— basic and diluted	$(0.26)	$(0.76)	$(1.32)	$(2.71)

Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2022 and September 30, 2021 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.01 or less per share. During the nine months ended September 30, 2022 and September 30, 2021, in accordance with the Class B Warrant agreement, the exercise price of each outstanding Class B Warrant was adjusted to the price of shares of the Company’s common stock sold in public or private offerings to the extent such price is lower than the previous Class B warrant price. These price adjustments are accounted for as a deemed dividend that adjusts net loss available to common shareholders for purposes of basic earnings per share. The deemed dividend is calculated using the Black-Scholes pricing model, taking into account historical volatility of the Company’s common stock and the estimated remaining life of the outstanding Class B Warrants.
The Company’s potentially dilutive securities include outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock for the three and nine months ended September 30, 2022 and 2021. All potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase shares of common stock	1,843,673	1,952,891	1,843,673	1,952,891
Unvested restricted stock units	1,397,789	906,873	1,397,789	906,873
Warrants to purchase shares of common stock (excluding prefunded warrants, which are included in basic shares outstanding)	60,374,393	9,449,128	60,374,393	9,449,128
	63,615,855	12,308,892	63,615,855	12,308,892

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

We are currently evaluating the safety and efficacy of mavorixafor in a 52-week, global Phase 3 clinical trial (“4WHIM trial”) for the treatment of patients with WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome, a rare, inherited, primary immunodeficiency disease typically caused by genetic mutations in the CXCR4 receptor gene. We are also studying mavorixafor in two Phase 1b clinical trials – one in patients with chronic neutropenic disorders, including congenital, idiopathic, and cyclic neutropenia, and one in combination with the Bruton tyrosine kinase inhibitor (“BTKi”) ibrutinib in patients with a rare B-cell lymphoma called Waldenström’s macroglobulinemia and confirmed mutations to both the CXCR4 and MYD88 genes.

We completed enrollment of the 4WHIM trial in the third quarter of 2021, with 31 patients aged 12 and older enrolled, and continue to expect to report results from the trial in the fourth quarter of 2022. We have begun building our commercial team in anticipation of a possible New Drug Application (“NDA”) submission to the U.S. Food and Drug Administration (“FDA”) early in the second half of 2023, with the goal of obtaining approval for mavorixafor for the treatment of people in the U.S. aged 12 and older with WHIM syndrome, should the final Phase 3 data support the NDA filing.

We reported positive results from the Phase 1b chronic neutropenia trial in September 2022 and we are currently amending the clinical trial protocol to extend and expand the study. Additional clinical data are expected from this expanded trial in the first half of 2023, which we expect will inform the likely regulatory path forward for mavorixafor in the treatment of chronic neutropenia. We reported positive interim results from the Waldenström’s trial in August 2022; we expect this study to conclude in December 2022.

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

Our Pipeline

Candidate	Indication	Preclinical	Phase 1	Phase 2	Phase 3	Expected Milestones	Target Patient Populations
CHRONIC NEUTROPENIC DISORDERS (In-house)	Mavorixafor	**WHIM Syndrome** (Warts, Hypogammaglobulinemia, Infections and Myelokathexis)	Phase 3				Top-line data **4Q 2022** NDA Submission **early 2H 2023**	>1,000 U.S.[1]
		Chronic Neutropenia (Congenital, Cyclic, and Idiopathic)	Phase 1b/Phase 2				Add'l data / regulatory update **1H 2023**	~50,000 U.S.[2]
	X4P-003	TBD						
ONCOLOGY (Partnering)	Mavorixafor	**Waldenström's Macroglobulinemia*** (double-mutation patients)	Phase 1b					>2,000 U.S.[3]
	X4P-002	Oncology indications*	IND-enabling					Other leukemias and lymphomas >25,000 U.S.[3]

*Programs only being advanced through partnership

1. Company market research. Qessential market research, 2019 and IPM.ai artificial intelligence study, 2020. 2. U.S. Prevalence Based on ICD-10 Code Research, Average Across 3 Years (2018, 2019, & 2021); >90% greater than 18 years of age, ~2/3 female, mixed G-CSF use; 3. *WM Epidemiology Analysis* The NemetzGroup.

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
Results of Operations
Comparison of the Three and nine Months Ended September 30, 2022 and 2021
The following table summarizes the results of our operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
(in thousands)
Operating expenses:
Research and development	$14,110	$13,188	$922	$42,044	$38,485	$3,559
Selling, general and administrative	6,044	5,931	113	20,457	17,567	2,890
Gain of sale of non-financial asset	—	—	—	(509)	—	(509)
Total operating expenses	20,154	19,119	1,035	61,992	56,052	5,940
Loss from operations	(20,154)	(19,119)	(1,035)	(61,992)	(56,052)	(5,940)
Total other expense, net	(1,445)	(1,054)	(391)	(2,757)	(2,423)	(334)
Loss before provision for income taxes	(21,599)	(20,173)	(1,426)	(64,749)	(58,475)	(6,274)
Provision for income taxes	(13)	2	(15)	14	14	—
Net loss	$(21,586)	$(20,175)	$(1,411)	$(64,763)	$(58,489)	$(6,274)
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
(in thousands
Direct research and development expenses by product candidate:
Mavorixafor	$7,217	$6,704	$513	$17,894	$19,966	$(2,072)
X4P-002	341	284	57	2,285	730	1,555
X4P-003	3	173	(170)	199	923	(724)
Unallocated expense	6,549	6,027	522	21,666	16,866	4,800
Total research and development expenses	$14,110	$13,188	$922	$42,044	$38,485	$3,559

Research and development expenses were relatively consistent for the three months ended September 30, 2022 as compared to the same period in the prior year and increased $3.6 million in the nine months ended September 30, 2022 as compared to the same period in the prior year. Expenses related to our Phase 3 clinical trials of mavorixafor were lower in both the three and nine month periods as compared to the prior year as we incurred more start-up costs in the prior year to ramp up these clinical trials. These decreases in the current year were partial offset by higher unallocated research and development expenses, which increased $4.8 million in the nine months ended September 30, 2022 as compared to the same periods in the prior year primarily due to an increase compensation costs as a result of higher head count within our research and development departments, an increase in external regulatory compliance costs, and higher information technology costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in sale and marketing, executive, finance and administrative functions. Selling, general and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. Selling, general and administrative expenses were higher as compared to the prior year primarily due to an increase in compensation, including stock-based compensation costs, primarily resulting from severance payments incurred during the third quarter of 2022 and increases in salaries. We expect selling, general and administrative expenses will grow in the future as we continue to build out our selling, general and administrative functions.

Gain on Sale of Non-Financial Asset
During the nine months ended September 30, 2022, a third party, who had previously acquired rights to certain intellectual property from us, terminated the arrangement and transferred these rights back us and we transferred these rights to another third party in return for $0.5 million. We have no continuing involvement in any ongoing research and development activities associated with the intellectual property. We concluded that these third parties are "non-customers" as the underlying intellectual property transferred to and from these third parties supports potential drug candidates that are not aligned with our strategic focus and, therefore, are not an output of our ordinary activities. Accordingly, we classified this transaction as a “gain on sale of non-financial asset” for the nine month period ended September 30, 2022. There was no such transaction in the same period of the prior year.

Other Expenses, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
(in thousands)
Interest income	$14	$2	$12	$21	$7	$14
Interest expense	(1,018)	(920)	(98)	(2,849)	(2,717)	(132)
Change in fair value of derivative liability	—	(62)	62	511	(36)	547
Other income (expense)	(441)	(74)	(367)	(440)	323	(763)
Total other expense, net	$(1,445)	$(1,054)	$(391)	$(2,757)	$(2,423)	$(334)
Other expenses, net, for the three and nine months ended September 30, 2022 were relatively consistent for each period.
Provision for Income Taxes
We did not record a U.S. federal or state income tax benefit for our losses for the three and nine months ended September 30, 2022 and 2021, respectively, due to our conclusion that a full valuation allowance is required against our U.S. federal and state deferred tax assets. For the three and nine months ended September 30, 2022 and 2021, we recorded an immaterial amount of income tax expense related to our Austrian subsidiary.
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

As of September 30, 2022, we have borrowed $32.5 million through our Hercules Loan Agreement. Under our Hercules facility, we may borrow up to an additional $17.5 million in term loans through December 2022, at Hercules’s sole discretion. Principal payments under the Hercules Loan Agreement commence in February 2023 and the Hercules Loan Agreement matures in July 2024.

Going Concern
Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. As of September 30, 2022, our cash and cash equivalents were $79.9 million, and our restricted cash balance was $1.3 million. We expect that our research and development and selling, general and administrative expenses will continue to increase as we focus on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. As further discussed in Note 7 to our condensed consolidated financial statements, our Hercules Loan Agreement has a covenant that requires us to maintain a minimum level of cash. Based on our current financial projections and assuming we do not achieve certain financial and operational milestones that would reduce this minimum cash requirement, we believe we would be in violation of this covenant in the second quarter of 2023. If we are in violation of this covenant, Hercules could require the repayment of all outstanding debt under the Hercules Loan Agreement.

As a result, we believe that, in aggregate, these conditions raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of these condensed consolidated financial statements for the quarterly period ended September 30, 2022. Unless and until we reach profitability in the future, we will require additional capital to fund our operations. We intend to raise further capital through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and collaborations and strategic alliances; however, no assurances can be made as to when and if we will obtain such funding. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or pre-commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue or be required to scale down operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net loss	$(64,763)	$(58,489)
Adjustments to reconcile net loss to net cash used in operating activities	6,493	6,809
Changes in operating assets and liabilities	261	(172)
Net cash used in operating activities	(58,009)	(51,852)
Net cash used in investing activities	(69)	(602)
Net cash provided by financing activities	56,586	49,675
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(468)	(203)
Net decrease in cash, cash equivalents and restricted cash	(1,960)	(2,982)
Cash, cash equivalents and restricted cash, beginning of period	$83,108	$80,702
Cash, cash equivalents and restricted cash, end of period	$81,148	$77,720

Operating Activities During the nine months ended September 30, 2022, net cash used in operating activities was $58.0 million, primarily resulting from our net loss of $64.8 million, adjusted for noncash expenses of $6.5 million and changes in our operating assets and liabilities of $0.3 million. Non-cash expenses primarily includes stock-based compensation expense, non-cash lease expense and non-cash interest expense. Net cash used in operating activities for the nine months ended September 30, 2021 was $51.9 million, primarily resulting from our net losses of $58.5 million, adjusted for noncash expenses of $6.8 million and changes in our operating assets and liabilities of $0.2 million.
Investing Activities During the nine months ended September 30, 2022 and 2021, cash used in investing activities of less than $0.1 million and $0.6 million, respectively, related primarily to purchases of furniture and laboratory equipment purchases related to our leased facility in Vienna, Austria.
Financing Activities During the nine months ended September 30, 2022, net cash provided by financing activities was $56.6 million, consisting primarily of $60.6 million of net proceeds from two private placement equity offerings that closed during the nine month period and the sale of shares of our common stock to Lincoln Park and through our employee stock purchase plan, partially offset by $1.2 million of end-of-term payments made pursuant to our Hercules Loan Agreement and fees related to amendments to the agreement during the period. During the nine months ended September 30, 2021, net cash provided by financing activities was $49.7 million, consisting primarily of $51.5 million in proceeds from a private placement equity offing that closed during the period, partially offset by $2.0 million of cash paid to repurchase redeemable common stock.
Funding Requirements
As noted above, the Hercules Loan Agreement contains a minimum cash covenant that is effective on September 1, 2022. Based on our current financial projections, assuming we do not achieve certain operational and financial milestone contained within the Hercules Loan Agreement that would reduce this minimum cash requirement, we would be in violation of this covenant in the second quarter of 2023. If we are in violation of this covenant, Hercules could require the repayment of all outstanding debt under the Hercules loan facility. To fund our operations, we will be required to raise additional capital, which may be through a combination of equity offerings, such as through our ATM Sales Agreement or through our common stock purchase agreement with Lincoln Capital, debt financings, including refinancing of our Hercules Loan Agreement or entering into new debt arrangements with other third-parties, marketing and distribution arrangements and collaborations and strategic alliances. However, our ability to raise such funding, the timing of such funding and the amount of funding cannot be assured. During 2022 and beyond, we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance the current and anticipated clinical trials of our product candidates in development. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our funding requirements. Our short-term and long-term funding requirements will depend on and could increase significantly as a result of many factors, including:
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

During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2021 as part of our Annual Report. In addition, see Note 2 of these condensed consolidated financial statements under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three and nine months ended September 30, 2022.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not EGCs. We will cease to be an EGC on December 31, 2022, which is the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering.

In addition, we are also a smaller reporting company (“SRC”), as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in Item 10(f)(1) of Regulation S-K, allowing us to take advantage of certain of the scaled disclosures available to smaller reporting companies. We will continue to be an SRC even after we are no longer an EGC for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As an SRC, we are not required to provide the information requested by this Item.
Item 4    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a late-stage clinical biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $88.7 million, $62.1 million and $52.8 million for the years ended December 31, 2021, 2020 and 2019 respectively, and were $21.6 million for the quarter ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $347.6 million. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

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
As of September 30, 2022, we had cash and cash equivalents of $79.9 million. We have a covenant under our Hercules Loan Agreement that requires that we maintain a minimum level of cash, as defined, beginning on September 1, 2022. Based on our current operating plan and assuming we are unable to achieve certain operational and financial milestones contained in the Hercules Debt Agreement, we will not be able to maintain the minimum cash required to satisfy this covenant. In such event, Hercules could require the repayment of all outstanding debt. We expect to seek additional funding to sustain our future operations and to satisfy certain covenants under our debt facility with Hercules, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured.
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
Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of mavorixafor. We currently have no products for sale and may never be able to develop marketable drug products. We are conducting a global Phase 3 pivotal clinical trial of our lead product candidate, mavorixafor, and may be required to complete additional nonclinical studies and clinical trials before we can seek regulatory approval. We are also conducting a Phase 1b clinical trial of mavorixafor for the treatment of chronic neutropenic disorders and we are concluding a Phase 1 clinical trial of mavorixafor for the treatment of Waldenström’s. While we have investigated mavorixafor for the treatment of a variety of oncology indications, including Waldenström’s and ccRCC, we do not intend to develop mavorixafor for oncology indications on our own. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:
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
Of the large number of drugs in development in the United States, only a small percentage receive FDA regulatory approval and are commercialized in the United States. We are not permitted to market mavorixafor or any other product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries or jurisdictions, such as the marketing authorization application (“MAA”) in the European Union from the European Medicines Agency (“EMA”). Prior to submitting an NDA to the FDA for approval of mavorixafor for the treatment of WHIM syndrome, we will need to successfully complete our current Phase 3 pivotal clinical trial of mavorixafor in people with WHIM syndrome, and we may be required by the FDA to conduct additional clinical trials and/or nonclinical studies to support potential approval. Successfully completing clinical trials and obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA, or a comparable foreign regulatory authority, may delay, limit or deny approval of mavorixafor for the treatment of WHIM syndrome or other indications for many reasons, including, among others:
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
We may experience delays in our current or future clinical trials. For example, as a result of the ongoing COVID-19 pandemic, we experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and chronic neutropenic disorders. Clinical trials may be delayed, suspended or terminated for a variety of reasons, including the following:
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

For example, we are aware of only a few small available patient registries for WHIM syndrome, and we rely on various estimates and assumptions to estimate the addressable WHIM syndrome population. Based on a broad online survey of physicians to validate current prevalence estimates and additional research using artificial intelligence, which interrogated a database of more than 300 million anonymized patient records that spanned 10 years of insurance claims, we estimate there may be up to 3,700 diagnosed and undiagnosed WHIM patients in the United States, many of whom were previously undiagnosed. If the commercial opportunity in WHIM syndrome is smaller than we anticipate, whether because our estimates of the addressable patient population prove to be incorrect or for other reasons, our potential future revenue from mavorixafor may be adversely affected and our business may suffer.
It is critical to our ability to grow and become profitable that we successfully identify patients with WHIM syndrome and chronic neutropenia. Our projections of the number of people who have WHIM syndrome (or its other potential primary immunodeficiencies), SCN and chronic neutropenia disorders or Waldenström’s are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for each disease. The effort to identify patients for treatment is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the addressable patient population for our indications may be limited or may not be amenable to treatment with mavorixafor, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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

Additionally, if the ongoing COVID-19 pandemic continues to persist for an extended period of time and impacts essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to deliver products to clinical trial sites or to generate sales of and revenues from our approved products.
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
Although we announced a reduction in workforce of approximately 20% in July 2022 as part of our streamlining of resources to focus on advancing our lead clinical candidate, mavorixafor, in WHIM syndrome and other chronic neutropenic disorders, we will need additional managerial, operational, development, sales, marketing, financial and other resources in the future as we approach commercialization of our lead product candidate. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy. Because of the “hybrid” model we have adopted due to COVID-19, information that is normally protected, including company confidential information, may be less secure. Additionally, despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. Any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research, development and commercialization activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, in addition to possibly requiring substantial expenditures of resources to remedy, any of which could adversely affect our business. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research, development and commercialization efforts could be delayed.

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
We are an “emerging growth company,” (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and will remain an emerging growth company until December 31, 2022. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The Nasdaq Capital Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting in this Quarterly Report.
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
We may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we identify one or more material weaknesses in our internal controls, investors could lose confidence in the reliability of our consolidated financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq Capital Market, the SEC or other regulatory authorities.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
In October 2022, the compensation committee of our board of directors approved a bonus arrangement for our employees, including for certain of our named executive officers, pursuant to which the recipient will receive a lump sum cash payment equivalent to 10% of his or her then-base salary if the individual remains employed with us through December 31, 2022. The amounts payable to our principal executive officer, Paula Ragan, and principal financial officer, Adam Mostafa, are $58,773 and $46,084, respectively. Such amounts are expected to be paid in accordance with our normal payroll practices in January 2023.

Item 6.    EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of September 1, 2022.	8-K	3.1	09/01/2022	001-38295

3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

X4 PHARMACEUTICALS, INC.

Date: November 3, 2022	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President and Chief Executive Officer

Date: November 3, 2022	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer