Form 10-K
period 2022-12-31
X4 Pharmaceuticals, Inc
filed 2023-03-21
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐   No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
On June 30, 2022, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $29.6 million based upon the closing sale price on the Nasdaq Capital Market reported on June 30, 2022.

Independent Registered Public Accounting Firm	PricewaterhouseCoopers LLP	Boston, Massachusetts, US	Firm ID	238
As of March 15, 2023, there were 122,207,488 shares of the registrant’s common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, (the “2023 Proxy Statement”) for its 2023 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or to our future operations or financial performance. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this report, regarding, among other things:

•the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and related preparatory work and the period during which the results of the trials will become available, as well as our research and development programs;
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
•our ability to continue as a going concern;
•our plans to in-license, acquire, develop and commercialize additional product candidates;
•the impact of laws and regulations;
•our plans to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives;
•our ability to raise additional capital;
•our strategies, prospects, plans, expectations or objectives; and
•other risks and uncertainties, including those listed under the section titled “Risk Factors” in this Annual Report.

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

PART I
ITEM 1.     BUSINESS

Overview
We are a late clinical-stage biopharmaceutical company discovering and developing novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system.

Our lead clinical candidate is mavorixafor, a small molecule antagonist of chemokine receptor CXCR4, that is being developed as an oral, once-daily therapy. Due to its ability to increase the mobilization of mature, functional white blood cells from the bone marrow into the bloodstream, we believe that mavorixafor has the potential to provide therapeutic benefit across a variety of chronic neutropenic disorders, including WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome, a rare, primary immunodeficiency.

Following announcement of positive top-line data from our global, pivotal, Phase 3 clinical trial, we are currently preparing a United States regulatory submission seeking approval of oral, once-daily mavorixafor in the treatment of people aged 12 years and older with WHIM syndrome. We are also currently advancing mavorixafor in a Phase 2 clinical trial in people with certain chronic neutropenic disorders following positive results from a Phase 1b clinical trial of mavorixafor in people with idiopathic, cyclic or congenital neutropenia.

We believe that successfully developing mavorixafor and providing new therapeutic options to individuals in the United States diagnosed with certain chronic neutropenic disorders has the potential to revolutionize the treatment landscape, which is principally served by injectable therapies that are frequently associated with treatment-limiting adverse events.

Our Focus
We have developed a pipeline of small-molecule, oral antagonists of the chemokine receptor CXCR4. CXCR4, or C-X-C receptor type 4, is a cell receptor that helps regulate the movement of immune cells within the body. CXCR4 receptor stimulation by its cognate ligand, CXCL12, has been shown to play a key role in the maturation and mobilization of white blood cells such as neutrophils, lymphocytes (including both B cells and T cells), and monocytes, into the bloodstream. Because antagonism of the CXCR4 receptor has been shown to increase the trafficking of white blood cells, we believe that therapeutic inhibition of the CXCR4/CXCL12 axis holds the potential to benefit people with a wide variety of diseases where there remain significant unmet needs, including chronic neutropenic disorders and certain types of cancer.

Chronic neutropenic disorders are rare blood conditions where people of all ages experience low levels of neutrophils and tend to be at greater risk of developing infections and certain types of cancer. Depending on the levels of circulating neutrophils in the blood, neutropenia can be categorized as mild, moderate, or severe.

We are currently focused on advancing our lead clinical candidate, mavorixafor, for the treatment of a number of chronic neutropenia indications, including WHIM syndrome, while also pursuing partnership opportunities to further advance our previous work in oncology indications.

Our Pipeline
Our deep understanding of the biology of the CXCR4 pathway has enabled us to discover and develop multiple small-molecule CXCR4 antagonists. To date, we have advanced our lead candidate, mavorixafor, into late-stage clinical development. Mavorixafor is an orally available, small-molecule CXCR4 antagonist designed to facilitate the mobilization of white blood cells from the bone marrow into the blood, to increase levels of circulating neutrophils, lymphocytes, and monocytes, and to improve immune system function.

To date, more than 200 patients in clinical trials have been dosed with mavorixafor, which has demonstrated a favorable tolerability profile. In these trials, we have observed drug exposure in patients, a 22-hour half-life, and bioavailability of mavorixafor to support once-daily oral dosing, which we believe would provide convenient dosing and better patient compliance for chronic or life-long use, if approved. The manufacturing process for mavorixafor utilizes well established, small-molecule chemistry, creating the potential for a commercial product that can be supported by specialty pharmacy distribution.

We have successfully advanced mavorixafor through a pivotal, Phase 3 clinical trial, referred to as the 4WHIM trial, in people with WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome, a rare, primary immunodeficiency, through a Phase 1b clinical trial in people with congenital, idiopathic, or cyclic neutropenia, and through a Phase 1b clinical trial of mavorixafor in combination with the Bruton tyrosine kinase inhibitor ibrutinib in people with a rare B-cell lymphoma called Waldenström’s macroglobulinemia (“Waldenström’s”).

We have also developed two pre-clinical candidates: X4P-003, a second-generation CXCR4 antagonist designed to have enhanced properties relative to mavorixafor, potentially enabling broader opportunities in CXCR4-dependent disorders and primary immunodeficiencies; and X4P-002, a CXCR4 antagonist with a unique distribution profile and a demonstrated ability to cross the blood-brain barrier.

* Programs only being advanced through partnership

Following our July 2022 announced strategic re-prioritization, we are now advancing mavorixafor solely in chronic neutropenic disorder indications, including WHIM syndrome, while pausing our pre-clinical programs and only progressing our oncology programs upon completion of strategic partnership(s).

About WHIM Syndrome
WHIM syndrome is both a rare combined immunodeficiency and a congenital neutropenic disorder in which the body’s immune system does not function properly and has trouble fighting infections. In many patients, WHIM is caused by “gain of function” variations in the single gene that encodes for the CXCR4 receptor. In healthy individuals, the CXCR4 receptor is typically internalized into the cell after CXCL12 binds to it, enabling the receptor to be appropriately “recycled” and the signaling to be diminished. In most WHIM patients, however, a genetic variation in the receptor gene prevents the post-binding internalization (“normal recycling”) of the receptor. As a result, the CXCR4 receptor is maintained on the surface of the cell and is exposed to the ligand, which creates a perpetual “on” signal and retention of white blood cells in the bone marrow where they are produced, leading to the chronic peripheral neutropenia, lymphopenia, and monocytopenia that are the clinical hallmarks of WHIM syndrome.

Genetic testing is typically used to diagnose WHIM syndrome to confirm the presence of a genetic variation in the CXCR4 receptor. The diagnosis of WHIM syndrome may occur at any age: about one-half of reported patients are diagnosed as children, primarily before of at the age of 18 years, with the other half diagnosed as adults, mostly between 18 and 40 years of age.

WHIM syndrome is named for its four common clinical findings, although not all patients experience all symptoms, and not all symptoms are required for a diagnosis: Warts, related to infection with the Human Papilloma Virus (HPV), Hypogammaglobulinemia, a condition of low immunoglobulin (“IG”) levels, Infections, including both bacterial and fungal infections, and Myelokathexis, a hyper-dense population of immune cells in the bone marrow. These conditions reduce the body’s ability to achieve a healthy immune response. Approximately 30-40% of people with WHIM syndrome develop HPV-associated cancers as they age.

The incidence and prevalence of WHIM syndrome are not well established. We believe that this is due to the relatively recent elucidation of the genetics underlying WHIM syndrome, lack of universal or accessible genetic testing, and limited medical education and awareness of the disease, which is in part driven by the lack of available disease-modifying treatments. Based on a preliminary U.S market research study sponsored by us and conducted by a third-party research firm, we believe that the prevalence of WHIM syndrome worldwide is significantly higher than previous registries suggest.

•The study solicited input from community-based physicians of different specialties, including physicians focused on non-malignant hematology, immunology, dermatology, pulmonology, and infectious diseases, who are known to manage and/or treat patients with WHIM syndrome.
•The 212 physicians across these specialties identified to participate in this study reported more than 1,700 patients in the United States with genetically confirmed or highly probable WHIM syndrome.

In addition, we have also completed a study using artificial intelligence, interrogating a database of approximately 300 million American lives that included up to 10 years of insurance claims on diagnoses, drug treatments, procedures, and treatment pathways. This study suggests that there may be as many as 3,700 WHIM patients in the United States based on the WHIM-like phenotypes described.

The first CXCR4 genetic variation determined to cause WHIM syndrome was identified in 2003. Since then, several CXCR4 variations have been identified as “gain of function” variations causing WHIM syndrome. Our research has subsequently identified a number of new genetic variations, among them a new missense variation, called D84H, that is relatively frequent in the general population. The D84H mutation is the first mutation to be identified outside of the C-terminus of the CXCR4 receptor showing gain-of-function signaling and WHIM disease phenotype. We believe that the frequency of the D84H variation, as derived from broad population genomic databases, further supports our current WHIM prevalence estimate. Our research into additional WHIM-causing genetic variations is ongoing and we are continuing to identify novel pathogenic variants, further expanding our understanding of the clinical phenotype of people with WHIM syndrome.

In partnership with Invitae, a genetic information company, we sponsor a no-charge genetic testing and counseling program called PATH4WARD for individuals who may carry a genetic variation known to be associated with chronic neutropenia or primary immunodeficiency disorders (“PIDs”), including WHIM syndrome. The genetic panel looks at more than 550 genes known to be associated with PIDs; to date, the program has proven helpful not only in identifying WHIM patients, but also providing a better understanding of novel genetic variants causing PIDs and assisting participant enrollment in X4-sponsored clinical trials.

We plan to continue to increase awareness of WHIM syndrome among patients, physicians, and their support systems through our partnerships with key patient foundations and registries, including the Jeffrey Modell Foundation, University of Washington, Immune Deficiency Foundation, and Hopitaux Universitaires Est Parisien (Trousseau La Roche-Guyon).

We have also deployed of a field force of Medical Science Liaisons (“MSLs”) and Patient Diagnostic Liaisons (“PDLs”) in the United States to further drive education and awareness of WHIM syndrome and to assist in identifying WHIM patients.

Limited Current Treatment Landscape for WHIM Syndrome
Currently, there are no approved therapies for the treatment of WHIM syndrome and care is limited to the treatment of the syndrome’s different symptoms, mainly the prevention and management of infections. None of these symptomatic treatments, however, address the underlying cause of this multi-faceted disease. Current symptoms and their treatment limitations are as follows:
•Warts: The presence of warts in WHIM syndrome is driven by an underlying HPV infection. Standard treatments, such as topical therapies (for example, imiquimod and salicylic acid), cryotherapy and laser therapy, as well as more aggressive approaches, such as cauterization or surgical removal, have been ineffective in providing durable treatment of warts associated with chronic HPV infections. As WHIM patients generally have limited response to vaccines, the HPV vaccine appears to have limited effectiveness. The number, size, and severity of visible warts in WHIM patients can have a significant negative impact on the patient’s quality of life and result in social anxiety issues. Left untreated, chronic HPV-infections are also known to increase the risk of cancer.
•Hypogammaglobulinemia: Intravenous or subcutaneous IG administration, referred to as IVIG or SCIG, respectively, can be administered to patients with low IG levels. In WHIM patients, the administration of IG therapies raises IG levels, but has shown no impact on circulating white blood cells and limited or no impact on immune responses. IG treatment of patients with WHIM syndrome is based on empirical and anecdotal evidence, and there are no clinical data demonstrating the efficacy of IG treatment for WHIM syndrome. IG treatment also does not treat or protect against HPV-associated symptoms and diseases, such as warts and certain cancers. Furthermore, IG administration is costly and time consuming.
•Infections: Bacterial infections are managed with antibiotics. Acute infections usually resolve, although we are aware of reports from clinicians citing death due to pneumonia or sepsis in young WHIM patients. Importantly, even with antibiotic use, infections are known to recur more frequently and persist longer in patients with WHIM syndrome. Further, the toll of multiple, chronic infections in WHIM patients has been known to lead to devastating irreversible pathologies such as hearing loss, due to chronic ear infections and bronchiectasis, or damaged lung airways. Patients are sometimes given granulocyte-colony stimulating factor (“G-CSF”) to increase neutrophil counts, but G-CSF has demonstrated little, if any, impact on lymphopenia or the incidence of infections in WHIM patients. Side effects of G-CSF have been reported to include disabling bone pain, which can be more severe in certain age groups. Additional, less common, treatment-limiting complications of chronic G-CSF administration include myelofibrosis and leukemia.

•Myelokathexis: G-CSF is also sometimes used to treat the myelokathexis characteristic of WHIM syndrome to try to increase the number of neutrophils outside of the bone marrow, but G-CSF has no effect on lymphocytes and other types of white blood cells.

While the costs of managing the chronic impact of WHIM syndrome are unknown, the per-patient cost of treating primary immunodeficiencies that are similar to WHIM syndrome, based on drug costs alone, exceeds $100,000 per year in the United States for therapies such as antibiotics, IVIG, SCIG and/or G-CSF, despite the limited effectiveness of these treatments. Beyond these estimated direct costs, other costs associated with direct and indirect management of the disease, such as repeated immunization, physician visits, or hospitalizations, have not been quantified but are likely to be significant. We believe that there is a significant need for a treatment targeting the underlying excessive signaling caused by genetic variations to the CXCR4 receptor, which is the established cause of WHIM syndrome.

Our approach to treating WHIM syndrome involves addressing the underlying cause of the disease by blocking CXCR4 signaling using mavorixafor, which has been shown to bind to the CXCR4 receptor in a manner that inhibits the receptor from being stimulated by CXCL12, enabling white blood cells to properly mature and release into the bloodstream and improving immune cell numbers and function.

Clinical Development of Mavorixafor in WHIM Syndrome
In January 2017, we initiated a Phase 2 clinical trial of mavorixafor for the treatment of people with WHIM syndrome. This trial was an open-label, dose-escalation trial in eight WHIM patients conducted at two sites in the United States and Australia pursuant to an Investigational New Drug (“IND”) application that we submitted to the U.S. Food and Drug Administration (“FDA”) in June 2016.

The primary objective of the Phase 2 clinical trial was to determine the safety and tolerability of mavorixafor and to determine the dose of mavorixafor for exploration in a pivotal Phase 3 clinical trial. The secondary objective of the Phase 2 trial was to evaluate the potential efficacy of mavorixafor in people with WHIM syndrome by measuring biomarkers, specifically absolute neutrophil (“ANC”) and lymphocyte (“ALC”) counts, over 24-hour dosing cycles. The frequency of infections, antibiotic use, hospitalizations, severity of warts lesions, and vaccine titer levels, among other metrics, were also examined. To be included in the trial, participants must have had a confirmed genetic diagnosis of WHIM syndrome, be at least 18 years of age, and have a neutrophil count equal to or less than 400 cells per microliter or a lymphocyte count equal to or less than 650 cells per microliter.

In the trial, participants received escalating doses of mavorixafor starting at 50 mg once daily to up to 400 mg once daily. Participants were dose-escalated from their starting dose based on an in-hospital 24-hour measurement of ANC and ALC above or below the pre-defined target thresholds of 600 cells per microliter and 1,000 cells per microliter, respectively.

We completed the dose-titration portion of the Phase 2 clinical trial in March 2018 and, based on the reported results, the Data Review Committee recommended the Phase 3 dose of 400 mg administered orally once daily. The choice of time above threshold for absolute neutrophil count (“TAT-ANC”), defined as the number of hours during which the absolute neutrophil count is raised above a 500 cells per microliter threshold, was selected as the primary endpoint of the Phase 3 clinical trial.

Following completion of the dose-titration portion of the Phase 2 clinical trial, participants were allowed to continue on study drug in a Phase 2 open-label extension trial. In June 2020, we announced the following positive data from the open-label extension portion of the Phase 2 clinical trial:
•Sustained, dose-dependent increases in white blood cells, ANC, and ALC were achieved; higher doses of mavorixafor were shown to increase the TAT-ANC at least 4.5-fold versus the TAT-ANC at lower doses.
•These long-term hematological improvements correlated with fewer infections and reduced numbers of cutaneous warts.
•A decreased yearly infection rate from 4.63 [95%CI 3.3,6.3] events in the 12 months prior to the trial, to 2.27 [95%CI 1.4, 3.5] events when treated with mavorixafor at higher doses once daily; notably, deeper reductions in yearly infection rates correlated with increased time on treatment.
•The participants with cutaneous warts on hands and/or feet at baseline achieved an average 75% reduction in the number of warts.
•Mavorixafor was well tolerated for the extended duration of up to more than two years without any attributable serious adverse effects.

In December 2021, we announced the following additional data from the Phase 2 open-label extension trial of mavorixafor in people with WHIM syndrome:
•Mavorixafor continued to show durable increases in neutrophils, lymphocytes, and monocytes, sustained improvements in infections and warts, and was well tolerated (median treatment duration = 148.4 weeks).
•Decreases in mean annualized infection rates correlated well with TAT-ANC.

•Standardized participant interviews revealed that long-term treatment with mavorixafor was well tolerated and continued to demonstrate beneficial treatment effects, including decreased frequency, severity, and duration of infections and fewer hospital/doctor visits.

In June 2019, we initiated 4WHIM, a pivotal, global, randomized, double-blind, placebo-controlled, multicenter Phase 3 clinical trial designed to evaluate the efficacy and safety of mavorixafor in people with genetically confirmed WHIM syndrome. Originally designed to enroll 18-28 patients, the trial achieved full enrollment in September 2021, with 31 participants aged 12 and older receiving either 200-400 mg mavorixafor or placebo orally once daily for 52 weeks; all participants then became eligible to receive treatment with mavorixafor in an open-label trial extension.

The primary endpoint of the 4WHIM trial is a clinically relevant reduction of duration of severe neutropenia as measured by the increase in TAT-ANC (500 cells per microliter) in peripheral blood. Secondary endpoints include time above threshold-absolute lymphocyte count (TAT-ALC) of ≥ 1,000 cells per microliter over a 24-hour period, a composite clinical efficacy endpoint for mavorixafor based on total infection score and total wart change score, total wart change score for mavorixafor based on central blinded, independent review of 3 target skin regions, total infection score for mavorixafor based on number and severity of infections adjudicated by a blinded, independent adjudication committee; and a number of quality-of-life measurements and other exploratory endpoints.

In November 2022, we reported positive top-line results from the Phase 3 4WHIM trial:
•4WHIM met its primary endpoint, with mavorixafor achieving clinical and statistical superiority over placebo (P<0.0001) when measuring the length of time that participants’ ANC remained above a clinically meaningful threshold of 500 cells per microliter (severe neutropenia), over 24-hour periods at 4 time points throughout the 52-week trial.
•4WHIM also met a key secondary endpoint, with mavorixafor achieving clinical and statistical superiority over placebo (P<0.0001) when measuring the length of time that participants’ ALC remained above a clinically meaningful threshold of 1,000 cells per microliter (lymphopenia), over 24-hour periods at 4 time points throughout the 52-week trial.
•Mavorixafor was generally well tolerated in the trial, with no treatment-related serious adverse events reported and no discontinuations for safety events.

Additional data review and analysis of the secondary and exploratory endpoints of the 4WHIM trial are ongoing, with plans to present detailed results at a medical meeting in the second quarter of 2023. Given these positive results to date, we are targeting submission to the FDA of a New Drug Application (“NDA”) early in the second half of 2023, with the goal of obtaining approval for mavorixafor for the treatment of people in the United States, aged 12 and older, with WHIM syndrome.

Mavorixafor has received multiple special designations from global regulatory authorities in WHIM syndrome, including Breakthrough Therapy Designation, Fast Track Designation, and Rare Pediatric Designation in the United States, and Orphan Drug Status in both the United States and European Union. In addition, upon approval of an NDA, we are eligible to receive a Priority Review Voucher (“PRV”) as a result of mavorixafor’s Rare Pediatric Designation in the United States.

About Chronic Neutropenic Disorders
Due to its demonstrated ability to durably elevate levels of circulating white blood cells across multiple clinical trials, we believe that mavorixafor may be useful in the treatment of people with a variety of chronic neutropenic disorders.

Chronic neutropenia is defined as periods lasting more than three months persistently or intermittently where there are abnormally low levels of neutrophils circulating in the blood, and may be idiopathic (of unknown origin), cyclic (episodes typically occurring every three weeks), or congenital (of genetic causation). Similar to WHIM syndrome, chronic neutropenia disorders are rare blood conditions similarly characterized by increased risks of infections and cancer due to abnormally low levels of neutrophils in the body. In all cases, the CXCL12/CXCR4 pathway is the key regulator of neutrophil release from the bone marrow.

The incidence and prevalence of chronic neutropenic disorders are not well established. In December 2022, we presented results from what we believe was the first study examining the prevalence of chronic neutropenia disorders (including idiopathic, cyclic, and congenital neutropenia) in the United States; we believe that determining the estimated projected prevalence of chronic neutropenic disorders is a key step to understanding the extent of existing unmet medical needs in this patient population.
•Using a retrospective analysis of a large U.S. claims database, the analysis included people with a diagnosis code for neutropenia during the calendar years 2018, 2019, and 2021 (the year 2020 was excluded from this analysis owing to anticipated reduced claims during the COVID-19 pandemic).
•People with a diagnostic, procedural, or product code for neutropenia resulting from secondary causes including chemotherapy, drug exposure, infection, solid organ transplantation, myelodysplastic syndrome, and end-stage renal disease within 24-month period prior to selection were excluded.
•A 13- to 24-month lookback period prior to index date was used to confirm chronic status.

•The analysis used longitudinal prescription data and office-based claims data from an IQVIA claims database that included 93% of retail prescription claims, 77% of mail-in prescription claims, and had more than 1.5 billion office-based claims per year.
•This retrospective analysis projected that in 2021, up to 48,000 people in the United States were living with a diagnosis of chronic neutropenia, with the most common type of chronic neutropenic disorder being idiopathic (~40,000), followed by cyclic (~5,000), and congenital (~3,000), and with the majority of affected people being female adults.

In 2022, we also completed an electronic medical records study to better understand the risk of serious or severe infection in people with chronic neutropenia in the United States, analyzing the medical records of 44 healthcare organizations treating approximately 66 million patients. The analysis examined patients who had experienced at least two Serious Infections Events (“SIEs”) following documentation of chronic neutropenia in each calendar year compared with those who did not have neutropenia. SIEs are defined as infections requiring hospitalization or intravenous antibiotics or that result in disability or death.
•The results of this analysis indicated that the incidence rate of SIEs per 100,000 person days was increased for all levels of chronic neutropenia: it was two times greater for patients with any chronic neutropenia (ANC less than 1,500 cells per microliter) and four times greater for patients with severe congenital neutropenia (ANC less than 500 cells per microliter).
•The risk of serious infection increased with the worsening of neutropenia.
•Approximately 25% of patients with chronic neutropenia had at least 2 SIEs in the latest calendar year examined, which was 2019.

People living with chronic neutropenia have few treatment options and may be treated with G-CSF, an injectable therapy approved in the United States for the treatment of severe, chronic neutropenia. G-CSF is used to stimulate the bone marrow to produce neutrophils. Side effects of G-CSF include disabling bone pain, which can be more severe in certain age groups. Additional, less common, treatment-limiting complications of chronic G-CSF administration include myelofibrosis and leukemia. In chronic neutropenia cases that are unresponsive to G-CSF, or if leukemia has developed, bone marrow transplants have been made with varying degrees of success. Bone marrow transplantation is often applied to severe neutropenia from bone marrow failure. Bone marrow transplants bring additional risks into the management of the disorders.

Clinical Development of Mavorixafor in Chronic Neutropenic Disorders
In 2022, we conducted a proof-of-concept Phase 1b open-label, multicenter study designed to assess the safety and tolerability of oral mavorixafor, with or without injectable G-CSF, in participants with chronic neutropenic disorders, including idiopathic, cyclic, and congenital neutropenia. Participants received a single dose of 400 mg oral mavorixafor to assess the magnitude of treatment response.

In September 2022, we announced positive results from the Phase 1b clinical trial:
•A total of 25 participants were enrolled in the study.
•100% of study participants responded to treatment with a single dose of 400 mg of mavorixafor, alone or dosed concurrently with G-CSF:
◦Participants achieved a mean ANC increase at peak of >3,000 cells per microliter.
◦Consistent responses were seen across all of the chronic neutropenic disorders studied – idiopathic, cyclic, and congenital neutropenia.
•All neutropenic participants (n=14) reached normalized ANC levels (>1,500 cells per microliter):
◦When assessed as a monotherapy in participants with severe chronic neutropenia who were not being treated with G-CSF (n=6), a single dose of mavorixafor led to normalized ANC levels in all participants within 2 hours, with a mean ANC increase at peak of ~2,500 cells per microliter.
◦When assessed in participants with moderate or severe neutropenia, despite being treated with G-CSF (n=8), 100% reached normalized ANC levels, suggesting the potential of mavorixafor to both normalize the neutrophil counts in patients with partial response to G-CSF and also to potentially enable the reduction or elimination of G-CSF dosing.
•When assessed in participants with chronic neutropenia with normalized ANC counts on chronic G-CSF (n=11), all participants experienced a consistent and sustained increase in ANC, suggesting mavorixafor’s potential to reduce or possibly eliminate G-CSF treatment in these patients.
•Mavorixafor was well tolerated in the study; all treatment-related adverse events were deemed to be low grade, consistent with previous clinical studies in WHIM syndrome, and no treatment-related serious adverse events were reported.

Following these positive results, an amendment to the Phase 1b clinical trial was initiated aiming to evaluate the use of daily oral mavorixafor with or without injectable G-CSF for up to 6 months in participants with chronic neutropenic disorders as a Phase 2 clinical trial. The Phase 2 trial is expected to assess the durability of ANC responses, the potential of mavorixafor to enable patients to taper down dosing with G-CSF, and to evaluate the tolerability of mavorixafor in combination with G-CSF in chronic use. Participants are now being enrolled in this Phase 2 clinical trial and we expect to provide an update on clinical results in the second or third quarter of 2023.

Concurrent with this Phase 2 trial execution, we are advancing our plans to conduct a Phase 3 program of mavorixafor in people with certain chronic neutropenic disorders in the event the Phase 2 results are positive. We expect this trial will be a randomized, placebo-controlled trial assessing the safety and efficacy of mavorixafor, with or without concomitant G-CSF, in people with idiopathic, cyclic, or congenital neutropenia. We expect to provide more clarity on the scope and timing of this potential clinical program in the second or third quarter of 2023.

Oncology Programs
In previous clinical and research studies, CXCR4 antagonism has been proven to increase the maturation and mobilization of white blood cells in all those dosed, including healthy volunteers, increase circulating neutrophils, lymphocytes, and monocytes, reduce bacterial and viral infections, and reduce lymphoma burden in combination with approved oncology therapeutics.

As a result of these previous studies, we conducted several clinical programs exploring the potential utility of mavorixafor in the treatment of certain cancers. Any further development of mavorixafor or other pipeline candidate(s) for any oncology indication will be subject to completion of a strategic partnership.

Mavorixafor in Waldenström's macroglobulinemia
Waldenström’s is a rare form of non-Hodgkin’s lymphoma and B-cell lymphoproliferative disorder most often caused by genetic variations in an immune-signaling gene called MYD88. Approximately 30-40% of people with Waldenström’s have been shown to have a second genetic variation, a somatic WHIM-like activating variation in the CXCR4 gene in the cancer cells that define this rare form of lymphoma. Patients with the CXCR4 genetic variation have higher serum immunoglobulin M (“IgM”) levels and greater incidence of symptomatic hyperviscosity. These patients also have a worse prognosis and weaker responses to treatment with Bruton tyrosine kinase (“BTK”) inhibitors.

In December 2022, we completed a Phase 1b, open-label, multicenter, single-arm study evaluating the safety and efficacy of mavorixafor in combination with the BTK inhibitor ibrutinib in adult participants (either treatment naïve or relapsed/refractory) with Waldenström’s and confirmed MYD88 and CXCR4 genetic variations. The Phase 1b clinical trial examined intra-patient dose escalation, safety, pharmacokinetics, and pharmacodynamics of mavorixafor plus ibrutinib in participants aged 18 years or older.

Interim results of the clinical trial were announced in August 2022; full clinical trial results are expected to be submitted to an appropriate medical journal for publication in the future. As of June 2022:
•A total of 16 participants were enrolled; all were dosed with oral, once-daily doses of ibrutinib (420 mg) and escalating doses (200 mg, 400 mg, 600 mg) of oral mavorixafor, also once daily.
•Ten of the 11 evaluable participants (91%) had achieved a major response (“MR”) to therapy, or a greater than 50% reduction in serum IgM from baseline:
◦In relapsed/refractory participants, 7 of 7 (100%) achieved a MR.
◦In treatment-naïve patients, 3 of 4 (75%) achieved a MR.
•Adding mavorixafor to ibrutinib was associated with a higher MR rate at 3, 6, 9, 12, and 24 months compared to previously reported MR rates achieved with ibrutinib monotherapy.
•In addition, patients achieved elevations in ANC, with no neutropenic events reported; patients also experienced fewer infections over time with chronic dosing.
•No major safety signals had been identified in the trial as of the data cut-off; mavorixafor in combination with ibrutinib showed a safety profile similar to ibrutinib monotherapy (N=16, including 8 patients escalated to the 600 mg dose of mavorixafor).

The Phase 1b clinical trial of mavorixafor in Waldenström’s macroglobulinemia trial was conducted as part of a collaboration with The Leukemia & Lymphoma Society (“LLS”) to accelerate the development of mavorixafor for the treatment of Waldenström’s. Mavorixafor was selected for LLS’s Therapy Acceleration Program®, a strategic initiative where LLS builds business alliances and collaborations with biotechnology companies and academic researchers to speed the development of new therapies for blood cancers.

In June 2022, mavorixafor was granted Orphan Drug Designation by the FDA for the treatment of patients with Waldenström’s macroglobulinemia, regardless of CXCR4 genetic variant status.

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

The CXCL12/CXCR4 pathway has been shown to be overstimulated in more than 20 solid and blood-derived tumor types. Excessive stimulation of CXCR4 due to high concentrations of CXCL12 influences the trafficking of immune cells, including myeloid-derived suppressor cells (“MDSCs”), CD4+ regulatory T cells (“Tregs”), CD8+ T cells (“killer T cells”), and mature dendritic cells. We believe that blocking CXCR4 overstimulation can lead to improved immune-cell trafficking and increase the absolute number of CD8+ T-cells, thereby also increasing the ratio of CD8+ T-cells to Tregs in the TME, turning the TME from an immunosuppressive environment to an immunostimulatory one.

Previously, we completed three clinical trials in solid tumors (two in clear cell renal cell carcinoma, one in melanoma) to explore the impact of mavorixafor on relevant tumor biomarkers and clinical responses. In all studies, combination of mavorixafor with standard of care proved to be well tolerated and showed favorable impact on key immune-response biomarkers (e.g. increased proliferation of CD8+ T-cells and CD8+ T-cells to Treg ratios in the TME) and improvement in clinical metrics (response rates) vs. historical controls of single-agent standards of care.

Ongoing trials in triple-negative breast cancer are being undertaken by Abbisko, our strategic partner for development and commercialization in greater China. Future development and potential commercialization of mavorixafor in potential immuno-oncology indications in markets outside of greater China will be pursued only as part of additional potential strategic collaboration(s).

Competition
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Other firms also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors with us, particularly through collaborative arrangements with large and established companies.

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

We are aware of other companies that are developing CXCR4 inhibitors that are in a similar stage of development as mavorixafor, including BioLineRx (motixafortide), Noxxon (NOXA12), Upsher-Smith, Polyphor (Balixafortide), and Glycomimetics (GMI1359). To our knowledge, there do not appear to be any competitors with programs in development for WHIM syndrome or chronic neutropenia. With respect to chronic neutropenia, filgrastim injections (human G-CSF) and two biosimilars (Zarxio and Nivestym) are FDA approved to reduce the incidence and duration of after-effects of severe neutropenia (e.g. fever‚ infections‚ oropharyngeal ulcers) in symptomatic patients with severe neutropenia.

In Waldenström’s, there are several treatment approaches currently being developed, including targeted therapies and immunotherapies (as monotherapies and combination therapies), chemotherapy, stem cell transplantation, and cancer vaccines. To our knowledge, only mavorixafor is targeting the CXCR4 pathway. Development of a Bristol Myers’ anti-CXCR4 antibody was discontinued.

Manufacturing
We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of mavorixafor or any of our other product candidates. We currently rely, and expect to continue to rely, on third parties for the manufacture of any of our product or product candidates.

We currently have a master services agreement (“the Aptuit Agreement”) in place with Aptuit (Oxford) Ltd (“Aptuit”), pursuant to which Aptuit develops and manufactures the active pharmaceutical ingredient (“API”) for mavorixafor. The term of the Aptuit Agreement expires in February 2024 unless terminated by us and/or Aptuit. Aptuit is our sole supplier for mavorixafor drug substance and is currently manufacturing mavorixafor drug substance at a commercially relevant scale to support our ongoing and anticipated future supply needs.

We also have a master services agreement in place with Catalent Inc., formerly Mayne Pharma Inc. (“Catalent”), which is our sole manufacturer for the final capsule drug product formulation of mavorixafor. The term of the master services agreement with Catalent expires on September 10, 2023, and may be terminated by (1) us upon 30 days-notice to Catalent or (2) by either party following a material breach by the other party that remains uncured for 30 days.

We obtain the supplies of our drug products from Aptuit and Catalent pursuant to typical industry standard clinical supply agreements. We believe that both manufacturers have the capability and capacity to manufacture currently projected clinical trial supply and commercial volumes of mavorixafor. We expect to extend both of these manufacturing agreements beyond their current expiration dates.

Sales and Marketing
We intend to build a commercial infrastructure to support sales of any of our approved products. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.

License Agreements
License Agreement with Genzyme
In July 2014, we entered into a license agreement with Genzyme, a wholly owned subsidiary of Sanofi, pursuant to which we were granted an exclusive license to certain patent applications and other intellectual property owned or controlled by Genzyme related to the CXCR4 receptor to develop and commercialize products containing licensed compounds, including but not limited to mavorixafor. Genzyme has retained the non-exclusive right to conduct preclinical research involving compounds in any field, including any fields licensed to us, but has not retained rights to conduct any clinical development or commercialization of those compounds identified in the agreement in any of the fields licensed to us. We are primarily responsible for the preparation, filing, prosecution and maintenance of all patent applications and patents covering the intellectual property licensed to us under the agreement at our sole expense.

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
License Agreement with Georgetown University
In December 2016, we entered into a license agreement with the Georgetown University (“Georgetown”) pursuant to which we obtained an exclusive, worldwide license to practice certain methods, and to make, have made, use, sell, offer for sale and import products, covered by licensed patent rights co-owned by Georgetown. The rights licensed to us are for all therapeutic, prophylactic and diagnostic uses in all disease indications in humans and animals. We have the right to grant sublicenses of the licensed rights to third parties to the extent consistent with the terms of the Georgetown agreement.
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
License Agreement with Beth Israel Deaconess Medical Center
In December 2016, we entered into a license agreement with Beth Israel Deaconess Medical Center (“BIDMC”) pursuant to which we obtained an exclusive, worldwide license to make, have made, use, sell, offer for sale and import of licensed products and certain processes covered by licensed patent rights co-owned by BIDMC and a nonexclusive royalty-free right to use certain information pertaining to any invention claimed in the licensed patents that is owned by BIDMC to develop, make, have made, use, have used, sell, have sold and commercialize such licensed products and processes. The rights licensed to us are for all fields of use. We have the right to grant sublicenses of the licensed rights to third parties to the extent consistent with the terms of the BIDMC agreement.
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
Pursuant to the agreement with Abbisko, upon the closing of a qualified financing of Abbisko, as defined in the agreement, which occurred in March 2020, Abbisko made a one-time, non-refundable, non-creditable financial milestone payment of $3 million to us. We are also eligible to receive potential development, regulatory and commercial milestone payments of up to $214 million, which will vary based on the ultimate sales, if any, of the approved licensed products. Upon commercialization of mavorixafor in the Abbisko Territory, we are eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. Abbisko is obligated to use commercially reasonable efforts to develop and commercialize mavorixafor in the Abbisko Territory. Abbisko has responsibility for all activities and costs associated with the further development, manufacture and commercialization of mavorixafor in the Abbisko Territory.
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
We file patent applications directed to our product candidates, preclinical compounds and related technologies to establish intellectual property positions on these compounds and their uses in disease. As of December 31, 2022, we owned or exclusively licensed 18 issued U.S. patents, 14 pending U.S. non-provisional patent applications, eight pending U.S. provisional patent application, and approximately 175 PCT and foreign patents and patent applications in the following foreign jurisdictions: Belgium, Brazil, Canada, China, European Patent Office, France, Germany, Great Britain, Hong Kong, India, Ireland, Italy, Israel, Japan, Lichtenstein, Mexico, Netherlands, New Zealand, Singapore, South Africa, Spain, Sweden and Switzerland.
As of December 31, 2022, our in-licensed intellectual property portfolio for mavorixafor included three issued U.S. patents and one pending U.S. patent application directed to mavorixafor, including one issued U.S. patent with claims directed to a crystalline salt form of mavorixafor, one issued U.S. patent directed to pharmaceutical compositions of mavorixafor in unit dosage form, and one issued U.S. patents directed to methods of making mavorixafor and key intermediates. These in-licensed patents are expected to expire between 2024 and 2027. We also had four issued U.S. patents directed to compositions and methods of making chemical compounds related to the X4P-001 program. Approximately 61 corresponding foreign patents directed to compositions of matter and related chemical compounds as well as methods of making and methods of use were issued or pending. All of the above patents and patent applications were exclusively licensed to us pursuant to the terms of the Genzyme agreement.

Additionally, we have filed our own patent applications with respect to the mavorixafor and X4P-002 product candidates. Some of these patent applications are co-owned with Genzyme, BIDMC or Georgetown, with their rights exclusively licensed to us. As of December 31, 2022, our independently generated intellectual property portfolio included seven granted U.S. patents, ten pending U.S. non-provisional patent applications, four pending U.S. provisional patent applications, and approximately 72 pending PCT and foreign patent applications related to our mavorixafor clinical programs in cancer and primary immunodeficiencies. In addition, we have four granted U.S. patents, four pending U.S. non-provisional patent applications, four pending provisional applications and approximately 38 pending PCT and foreign patent applications related to our preclinical compounds and X4P-002 in glioblastoma. Patents issuing from these applications, if any, are expected to expire between 2036 and 2043.
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
Government Regulation and Product Approval
The FDA Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, (the “FDCA”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, refusal by the FDA to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties and criminal prosecution.

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
Nonclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal requirements, including the FDA’s good laboratory practices regulations and the U.S. Department of Agriculture’s (“USDA’s”), regulations implementing the Animal Welfare Act. The results of nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal studies of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
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
The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with the FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”) at each site where a trial will be conducted for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions.
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
An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
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
Rest of World Government Regulation
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
Pharmaceutical Coverage, Pricing and Reimbursement
Sales of pharmaceutical products in the United States will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, such as government health programs, and commercial insurance and managed health care organizations. These third-party payors are increasingly challenging the prices charged for medical products and services.

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

Additionally, the containment of health care costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, utilization management and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.
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
Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.
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

Healthcare Reform
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the ACA, was enacted with the goal of expanding coverage for the uninsured while at the same time containing overall health care costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare D program. There have been challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several Presidential executive orders, Congressional hearings and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Further, Congress is considering additional health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
•federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•the federal transparency laws, including the federal Physician Payments Sunshine Act, that require drug manufacturers to disclose payments and other transfers of value provided to physicians, (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
•Foreign and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state and local laws governing the disclosure of payments to health care professionals, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state laws that require the reporting of information related to drug pricing, state and local laws requiring the registration of pharmaceutical sales representatives and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

Human Capital Policies and Procedures
As of December 31, 2022, we had 70 full-time employees. Of these employees, 47 were engaged in research and development and 23 were engaged in selling, general and administrative functions. All of our employees are located in the United States or Vienna, Austria. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relationship with our employees to be good.

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

Available Information
We maintain a website at http://www.x4pharma.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website as soon as reasonably practicable after electronically filing such reports with the SEC. Such reports and other information may be accessed through the SEC’s website at www.sec.gov. Information contained in our website is not part of this or any other report that we file with or furnish to the SEC.

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

•Our liquidity position raises substantial doubt about our ability to continue as a going concern and we will require substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate any product development programs or commercialization efforts.

•Raising additional capital may cause dilution to our investors, restrict our operations or require us to relinquish rights to our technologies or product candidates. Future debt obligations may expose us to risks that could adversely affect our business, operating results and financial condition and may result in further dilution to our stockholders.

•We depend almost entirely on the success of our lead product candidate, mavorixafor, which we are developing for the potential treatment of chronic neutropenic disorders, including WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome and, contingent on a potential strategic partnerships, for the treatment of Waldenström’s. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor or any other product candidate.

•The regulatory review and approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, including mavorixafor, our business will be substantially harmed.

•We depend on license agreements with Genzyme, Beth Israel Deaconess Medical Center, Georgetown University and Dana-Farber Cancer Institute to permit us to use patents and patent applications. Termination of these rights or the failure to comply with obligations under these agreements could materially harm our business and prevent us from developing or commercializing our product candidates.

•The results of clinical trials may not support our product candidate claims.

•We may fail to enroll a sufficient number of patients in our clinical trials in a timely manner, which could delay or prevent clinical trials of our product candidates.

•If the commercial opportunity for mavorixafor in chronic neutropenic disorders, including WHIM syndrome, is smaller than we anticipate, our potential future revenue from mavorixafor for the treatment of any of the diseases may be adversely affected and our business may suffer.

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

•We face substantial competition that may result in others discovering, developing or commercializing products before or more successfully than we do.

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

•We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are currently dependent on a single third party manufacturer for the manufacture of mavorixafor, the active pharmaceutical ingredient (“API”) and a single manufacturer of mavorixafor finished drug product capsules. If we experience problems with these third parties, the manufacturing of mavorixafor could be delayed, which could harm our results of operations.

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

•Our term load contains restrictions that limit our flexibility in operating our business.

•Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such a the war in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

•Our stock price has been and is likely to continue to be volatile and fluctuate substantially.

Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses and have not generated revenue from product sales since our inception. We expect to continue to incur losses for the foreseeable future and we may never achieve or maintain profitability.
We are a late clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. Since inception, we have incurred significant operating losses. Our net losses were $93.9 million, $88.7 million and $62.1 million for the years ended December 31, 2022, 2021 and 2020 respectively, and we had an accumulated deficit of $376.7 million as of December 31, 2022. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we conduct additional clinical trials for our product candidates; continue to discover and develop additional product candidates; acquire or in-license other product candidates and technologies; maintain, expand and protect our intellectual property portfolio; hire additional clinical, scientific and commercial personnel; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; seek regulatory approvals for any product candidates that successfully complete clinical trials; establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

Our ability to generate profits from operations and thereafter to remain profitable depends heavily on:
•the scope, number, progress, duration, endpoints, cost, results and timing of clinical trials and nonclinical studies of our current or potential future product candidates, including in particular the scope, progress, duration, endpoints, cost, results and timing for completion of our Phase 2 clinical trial of mavorixafor for the treatment of chronic neutropenic disorders;
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
•the number and characteristics of product candidates and programs that we pursue;
•hire additional clinical, regulatory and scientific personnel; and
•incur additional legal, accounting and other expenses associated with operating as a public company.

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
We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. For example, we experienced delays in clinical trial site activation and slower patient enrollment in some of our clinical trials as a result of the COVID-19 pandemic, which delayed our expectations regarding our ability to report data from those trials, and we may encounter additional delays, disruptions and other direct and indirect negative effects of the ongoing COVID-19 pandemic on our clinical trials. Assuming that we complete the development of and obtain marketing approval for any of our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.
Our liquidity position raises substantial doubt about our ability to continue as a going concern and we will require substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate any product development programs or commercialization efforts.
We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

Our operations have consumed a large amount of cash since inception. To date, we have funded our operations primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. We expect our research and development expenses to increase in future periods as we continue to advance the clinical development of our product candidates and prepare for the launch and commercialization of any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the U.S. and certain other markets. In addition, if we obtain marketing approval for any of our product candidates that are not then subject to licensing, collaboration or similar arrangements with third parties, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with operating as a public company.

As of December 31, 2022, we have cash and cash equivalents of $121.7 million. We will require additional capital to sustain our operations, and to carry out our business plans, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured. We will also require additional capital to satisfy the covenant under our existing debt facility with Hercules Capital, Inc. and certain affiliated entities (“Hercules”) that requires that we maintain a minimum level of cash of $20.0 million, subject to reduction to $10.0 million upon the achievement of certain conditions. Based on our current cash flow projections and assuming no additional funding, we will fail to maintain the minimum cash required to satisfy this covenant as soon as the first quarter of 2024. In such event, Hercules could require the repayment of all outstanding debt. Based on the foregoing, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements appearing elsewhere in this Annual Report. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty described above. See also the risk factor titled “Our term loan contains restrictions that limit our flexibility in operating our business” below.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital when needed or in sufficient amounts or on terms acceptable to us, we could be forced to delay, reduce or eliminate our     research and development programs or any future commercialization efforts of one or more of our product candidates or one or more of our other research and development initiatives. In addition, when we need to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Any of these events could significantly harm our business, financial condition and prospects, and our stockholders could lose all or part of their investment in our company.
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
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates;
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
•the cost and timing of completion of commercial-scale manufacturing activities with respect to our product candidates;
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
•the costs to operate as a public company; and

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Other than our common stock purchase agreement with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park is obligated, subject to certain limitations and conditions, to purchase up to $50.0 million in the aggregate of shares of our common stock, we do not have any committed external sources of funds and may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, acquiring or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on additional assets such as intellectual property. For example, our debt facility with Hercules contains a minimum cash financial covenant that we project we would be in violation of in the first quarter of 2024 based on our current cash flow projections, assuming we do not raise additional funding. If we default on such indebtedness, with Hercules or a future lender, we could be required to pledge additional assets, or the lenders could enforce remedies on the current collateral.
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
To date, we have not generated revenues from any product sales. Our ability to generate revenue and become profitable depends upon our ability to successfully obtain marketing approval and commercialize our product candidates, including mavorixafor, or other product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we are unable to predict the extent of any future losses and do not know when any of these product candidates will generate revenue for us, if at all. Our ability to generate revenue from mavorixafor or any of our current or future product candidates also depends on a number of additional factors, including our ability to:
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

Changes in estimates regarding fair value of intangible assets may result in an adverse impact on our results of operations.
We test goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. For example, as of December 31, 2021, our market capitalization, measured as the price of our common stock multiplied by shares of common stock outstanding, declined to below the value of our net assets, including goodwill. As a result of the sustained decline in the market price of our common stock, the fair value of our single reporting unit, measured based on our market capitalization as of December 31, 2021, was lower than its carrying value and we concluded that goodwill was impaired. Accordingly, we recorded an impairment charge of $9.8 million to reduce the carrying amount of goodwill to $17.4 million as of December 31, 2021. While we determined that goodwill was not impaired based on its quantitative test as of December 31, 2022, future declines in the market value of our common stock may result in additional impairment charges being recorded.
Risks Related to Development of Our Product Candidates
We depend almost entirely on the success of our lead product candidate, mavorixafor, which we are developing for the potential treatment of chronic neutropenic disorders, including WHIM syndrome, and, contingent on a potential strategic partnership, for the treatment of Waldenström’s. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor or any other product candidate.
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

The time necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for mavorixafor or any other product candidates that we may develop. We have not yet completed development of any product candidate. We also may not be able to finalize the design or formulation for our other programs. We may not be able to complete development of any product candidates that demonstrate safety and efficacy and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of mavorixafor or any other product candidates that we may develop, we will not be able to commercialize and earn revenue from them.

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
We are not permitted to market mavorixafor or any other product candidate in the United States until we receive approval of an New Drug Application (“NDA”) from the FDA, or in any foreign countries until we receive the requisite approval from such countries or jurisdictions, such as the marketing authorization application (“MAA”) in the European Union from the European Medicines Agency (“EMA”). Prior to submitting an NDA to the FDA for approval of mavorixafor for the treatment of WHIM syndrome, we will need to complete the analysis of the data collected in our Phase 3 pivotal clinical trial of mavorixafor in patients with WHIM syndrome. Our NDA submission may receive a refusal to file response from the FDA, and even if filed by the FDA, we may receive a Complete Response Letter rather than approval for commercial marketing. In addition, we may be required by the FDA to conduct additional clinical trials and/or nonclinical studies to support potential approval. Successfully completing clinical trials and obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA, or a comparable foreign regulatory authority, may delay, limit or deny approval of mavorixafor for the treatment of WHIM syndrome or other indications for many reasons, including, among others:
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
We may experience delays in our current or future clinical trials, including our Phase 2 clinical trial of mavorixafor for the treatment of chronic neutropenic disorders. As a result of the ongoing COVID-19 pandemic, we experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and chronic neutropenia disorders. Clinical trials may be delayed, suspended or terminated for a variety of reasons, including the following:
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
•external business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency, such as the COVID-19 pandemic, and unforeseen events such as the war in Ukraine; or
•changes in governmental regulations or requirements.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the rate at which we can recruit, enroll and retain patients in testing our product candidates, and we have made certain assumptions about the rate at which we can enroll patients in our clinical trials. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing mavorixafor and any other current or future product candidates that we may develop as well as completion of required follow-up periods. For example, as a result of the ongoing COVID-19 pandemic, we have experienced, and expect to continue to experience, a slower enrollment pace.

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
We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our current and future clinical trials in a timely manner. In particular, we are currently evaluating mavorixafor for the treatment of WHIM syndrome and chronic neutropenic disorders, rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. If we experience difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may be forced to delay, limit or terminate ongoing or planned clinical trials of our product candidates, which would delay our ability to obtain approvals and generate product revenues from any of these product candidates.
If the commercial opportunity for mavorixafor in chronic neutropenic disorders, including WHIM syndrome, is smaller than we anticipate, our potential future revenue from mavorixafor for the treatment of any of the diseases may be adversely affected and our business may suffer.
If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. Our lead clinical candidate, mavorixafor, is being developed as an oral, once-daily therapy for the potential treatment of a variety of chronic neutropenic disorders, including WHIM syndrome. We have advanced mavorixafor through a pivotal, Phase 3 clinical trial (the “4WHIM trial”) in people with WHIM syndrome, and are currently advancing mavorixafor in a Phase 2 clinical trial in people with certain chronic neutropenic disorders. We are currently aware of only a few small available patient registries for WHIM syndrome, and we rely on various estimates and assumptions to estimate the addressable WHIM syndrome population. Based on a broad online survey of physicians to validate current prevalence estimates and additional research using artificial intelligence, which interrogated a database of more than 300 million anonymized patient records that spanned 10 years of insurance claims, we estimate there are up to 3,700 diagnosed and undiagnosed WHIM patients in the United States, many of whom were previously undiagnosed. If the commercial opportunity in any of our target indications, including WHIM syndrome is smaller than we anticipate, whether because our estimates of the addressable patient population prove to be incorrect or for other reasons, our potential future revenue from mavorixafor may be adversely affected and our business may suffer.
It is critical to our ability to grow and become profitable that we successfully identify patients with WHIM syndrome and other chronic neutropenic disorders. Our projections of the number of people who have WHIM syndrome (or its other potential primary immunodeficiencies) and chronic neutropenic disorders are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for each disease. The effort to identify patients for treatment is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the addressable patient population for our indications may be limited or may not be amenable to treatment with mavorixafor, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.
The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, trials that suggest positive trends in some subjects, require caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Inconsistencies may occur for a variety of reasons, including differences in trial design, trial endpoints (or lack of trial endpoints in exploratory studies), subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation or due to the lack of statistical power in the earlier trials.

Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit, or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

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

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about drug products. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. For example, any regulatory approval that the FDA grants is limited to those indications and patient populations for which a drug is deemed to be safe and effective by the FDA.

While physicians in the United States may choose, and are generally permitted, to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any of our products candidates, if approved, will be narrowly limited to those indications and populations that are specifically approved by the FDA or such other regulatory agencies, and if we are found to have promoted such off-label uses, we may become subject to significant liability. For example, the federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for the treatment or prevention of rare diseases or conditions with relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the (“Orphan Drug Act”), the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States. We received orphan drug designation from the FDA for mavorixafor for the treatment of WHIM syndrome in October 2018, and from the EMA in July 2019. We also received orphan drug designation in the U.S. for mavorixafor for the treatment of Waldenström’s macroglobulinemia in June 2022. If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication during that time period with some exceptions. A similar provision in the European Union allows 10 years of exclusivity in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that marketing exclusivity is no longer justified. Orphan drug exclusivity may be lost in both the United States and Europe under certain situations, such as the inability of the holder of the orphan drug designation to produce sufficient quantities of the drug to meet the needs of patients with the rare disease or condition or for certain other reasons.

The FDA has granted rare pediatric disease designation for mavorixafor for the treatment of WHIM syndrome, however, there is no guarantee that FDA approval of mavorixafor for WHIM will result in a priority review voucher.
In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

The FDA has granted rare pediatric disease designation for mavorixafor for the treatment of WHIM syndrome, however, there is no guarantee that we will be able to obtain a priority review voucher, even if mavorixafor is approved by the FDA. Specifically, FDA may not award the voucher to sponsors of marketing applications unless either (i) the drug has received rare pediatric disease designation as of September 30, 2024 and is then approved by the FDA no later than September 30, 2026; or (ii) Congress reauthorizes the program. Even though we received rare pediatric disease designation by the current statutory deadline of September 30, 2024 we may not receive the voucher if we do not obtain approval by September 2026. Even if legislation is enacted that extends the date by which approval of the rare pediatric disease-designated drug must obtain approval to receive a priority review voucher, we may not obtain approval by that date, and even if we do, we may not obtain a priority review voucher.

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

We are developing our lead product candidate, mavorixafor, for the treatment of chronic neutropenic disorders, including WHIM syndrome. We are aware of other companies that are developing CXCR4 inhibitors that are in a similar stage of development as mavorixafor, including BioLineRx, Noxxon, Upsher-Smith, Polyphor and Glycomimetics. To our knowledge, there do not appear to be any competitors with programs in development for WHIM syndrome or chronic neutropenia disorders. With respect to chronic neutropenia, filgrastim injections (human granulocyte colony-stimulating factor (G-CSF)) and two biosimilars (Zarxio and Nivestym) are FDA-approved to reduce the incidence and duration of after affects of severe neutropenia (e.g.‚ fever‚ infections‚ oropharyngeal ulcers) in symptomatic patients with congenital neutropenia‚ cyclic neutropenia‚ or idiopathic neutropenia.

In many diseases, these drugs are administered in combination to enhance efficacy. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if any of our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.

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

There have been challenges to certain aspects of the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August

16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Further, Congress is considering additional health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access     and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
Risks Related to Our Dependence on Third Parties
We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are currently dependent on a single third party manufacturer for the manufacture of mavorixafor, the active pharmaceutical ingredient (“API”), and a single manufacturer of mavorixafor finished drug product capsules. If we experience problems with these third parties, the manufacturing of mavorixafor could be delayed, which could harm our results of operations.
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
We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee or third party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct and the precautions we take to detect and prevent this activity, such as employee training, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
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
There have been numerous changes over the past ten years to the patent laws and to the rules of the United States Patent and Trademark Office (“USPTO”), which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act (“AIA”), which was signed into law in 2011, includes a transition from a “first-to-invent” system to a “first-to-file” system, and changes the way issued patents are challenged. Certain changes, such as the institution of inter partes review proceedings, that allow third parties to challenge newly issued patents, came into effect on September 16, 2012. The burden of proof required for challenging a patent in these proceedings is lower than in district court litigation, and patents in the biologics and pharmaceuticals industry have been successfully challenged using these new post-grant challenges. In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in specified circumstances or weakening the rights of patent owners in specified situations. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, these substantive changes to patent law associated with the AIA may further weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future, all of which could harm our business.

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

As another example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our future success depends on our ability to retain executives and to attract, retain and motivate key personnel in a competitive environment for skilled biotechnology personnel.
Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. We are also highly dependent upon members of our current management team, including Paula Ragan, Ph.D., our Chief Executive Officer. The loss of the services provided by these individuals will adversely impact the achievement of our objectives. These individuals could leave our employment at any time, as they are “at will” employees. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. For example, our former Chief Medical Officer resigned in November 2022 and we have engaged an interim Chief Medical Officer while we complete a search for a permanent Chief Medical Officer. While we expect to engage in an orderly transition process if and when we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel, or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development, and harm our business.

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
As of December 31, 2022, we had 70 full-time employees. Although we announced a reduction in workforce of approximately 20% in July 2022 as part of our streamlining of resources to focus on advancing our lead clinical candidate, mavorixafor, as our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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

In addition, we have implemented a work model that has enabled substantially all of our employees to periodically work remotely, which may make us more vulnerable to cyberattacks. Any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research, development and commercialization activities, process and prepare company financial information, manage various selling, general and administrative aspects of our business and damage our reputation, in addition to possibly requiring substantial expenditures of resources to remedy, any of which could adversely affect our business. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research, development and commercialization efforts could be delayed.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
Our net operating loss (“NOL”) carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2022, we had U.S. federal and state NOLs of $342.9 million and $336.5 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act.

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
In October 2018, we entered into a loan and security agreement, as most recently amended and restated in January 2023, with Hercules, secured by a lien on substantially all of our assets, excluding intellectual property. This loan contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•sell, transfer, lease or dispose of certain assets;
•incur indebtedness;
•encumber or permit liens on certain assets;
•make certain investments;
•make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and
•enter into certain transactions with affiliates.

The covenants also include a requirement that we maintain cash in an aggregate amount greater than or equal to $20 million; provided, however, that following the FDA approval of the sale and marketing of mavorixafor for the treatment to patients with WHIM syndrome, the required level shall be reduced to $10 million. Based on our current cash and cash equivalents and our current operating plan, we believe that if we fail to raise additional capital, we would be in violation of the minimum cash described above in the first quarter of 2024. A breach of any of the covenants under the loan and security agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan, the lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the lenders could proceed against the collateral granted to them to secure such indebtedness.

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the war in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The U.S. Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty. If the equity and credit markets deteriorate, including as a result of political unrest or war, such as the war in Ukraine, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

Risks Related to Ownership of Our Common Stock
Our stock price has been and is likely to continue to be volatile and fluctuate substantially.
The market price of our common stock has been and could continue to be subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
•general macroeconomic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad;
•sales of our common stock or our stockholders in the future;
•trading volume of our common stock;
•adverse publicity relating to our markets generally, including with respect to other products and potential products in such markets;
•changes in the structure of health care payment systems;
•period-to-period fluctuations in our financial results; and
•the other factors described in this “Risk Factors” section and elsewhere in this Annual Report
In addition, companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business, financial condition, results of operations and reputation.

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our securities.
Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 and the rules and regulations of The Nasdaq Stock Market (“Nasdaq”). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting in this Annual Report.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with this Annual Report. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When we cease to be a smaller reporting company and no longer qualify as a non-accelerated filer, we will be required to incur substantial additional professional fees and internal costs to expand our accounting and finance functions in order to include such attestation report.
We may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we identify one or more material weaknesses in our internal controls, investors could lose confidence in the reliability of our consolidated financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

We are a “smaller reporting company” and cannot predict if the reduced reporting requirements applicable to smaller reporting companies will make our securities less attractive to investors.
We are a “smaller reporting company” under the Exchange Act as of June 30, 2022. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million. As a smaller reporting company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. For so long as we remain a smaller reporting company, we are permitted and intend to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

We cannot predict if investors will find our securities less attractive because we may rely on the exemptions and reduced disclosure obligations applicable to smaller reporting companies. If some investors find our securities less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may become involved in securities class action litigation or shareholder derivative litigation that could divert management’s attention and harm our business and insurance coverage may not be sufficient to cover all costs and damages.
In the past, securities class action or shareholder derivative litigation has often followed certain significant business transactions, such as the sale of a business division or announcement of a merger. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future.The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from management’s ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. We currently maintain insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover damages awarded. In addition, certain types of damages may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. A decision adverse to our interests on one or more legal matters or litigation could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our reputation, financial condition and results of operations.

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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease approximately 28,000 square feet of office space at 61 North Beacon Street, 4th Floor, Boston, Massachusetts, which serves as our corporate headquarters. The lease expires on November 30, 2026. The base monthly payment on the lease is approximately $88.7 thousand as of December 31, 2022, subject to specified annual increases of approximately 3% during the term of the lease and not including operating expenses, certain utilities, taxes and insurance for which we are responsible. We have the right to sublease the premises, subject to landlord consent and we have the right to renew the lease for an additional five years at the then-prevailing effective market rental rate.

We lease approximately 1,200 square meters of laboratory and office space in Vienna, Austria under a lease that will expire in March 2028, with a monthly payment of approximately $23.2 thousand.
ITEM 3.     LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock commenced trading on the Nasdaq Global Market under the symbol “ASNS” on November 16, 2017. Prior to that date, there was no public trading market for our common stock. On March 13, 2019, we completed a business combination in accordance with the terms of the Merger Agreement, by and among us, X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and the Merger Sub, pursuant to which, among other matters, Merger Sub merged with and into X4 Therapeutics, Inc., with X4 Therapeutics, Inc. continuing as our wholly-owned subsidiary and the surviving corporation of the merger. Following the Merger, on March 14, 2019, we effected a 1-for-6 reverse stock split of our common stock and changed our name to “X4 Pharmaceuticals, Inc.” On March 13, 2019, following the completion of the Merger, our common stock began trading on the Nasdaq Capital Market under the symbol “XFOR”.
Holders of Our Common Stock
As of March 1, 2023, there were 66 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
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

For the discussion of the financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K filed with the SEC on March 17, 2022.
Overview
We are a late clinical-stage biopharmaceutical company discovering and developing novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system.

Our lead clinical candidate is mavorixafor, a small molecule antagonist of chemokine receptor CXCR4 that is being developed as an oral, once-daily therapy. Due to its ability to increase the mobilization of mature, functional white blood cells from the bone marrow into the bloodstream, we believe that mavorixafor has the potential to provide therapeutic benefit across a variety of chronic neutropenic disorders, including WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome, a rare, primary immunodeficiency.

Following announcement of positive top-line data from our global, pivotal, Phase 3 clinical trial, we are currently preparing a U.S. regulatory submission seeking approval of oral, once-daily mavorixafor in the treatment of people aged 12 years and older with WHIM syndrome. Submission is expected early in the second half of 2023.

We are also currently advancing mavorixafor in a Phase 2 clinical trial in people with certain chronic neutropenic disorders following positive results from a Phase 1b clinical trial of mavorixafor in people with idiopathic, cyclic or congenital neutropenia. Participants are now being enrolled in this Phase 2 clinical trial and we expect to provide an update on clinical results in the second or third quarter of 2023. We also expect to provide clarity on the scope and timing of our planned Phase 3 chronic neutropenia clinical program in the second or third quarter of 2023.

We believe that successfully developing mavorixafor and providing new therapeutic options to individuals in the U.S. diagnosed with certain chronic neutropenic disorders has the potential to revolutionize the treatment landscape, which is principally served by injectable therapies that are frequently associated with treatment-limiting adverse events.

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

Our Pipeline
* Programs only being advanced through partnership

Macroeconomic Considerations
Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates and the Russia-Ukraine war, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes the results of our operations for the periods indicated:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$61,058	$50,647	$10,411
Selling, general and administrative	27,020	24,702	2,318
Gain on sale of non-financial asset	(509)	—	(509)
Impairment of goodwill	—	9,758	(9,758)
Total operating expenses	87,569	85,107	2,462
Loss from operations	(87,569)	(85,107)	(2,462)
Total other expense, net	(6,270)	(3,572)	(2,698)
Loss before provision for income taxes	(93,839)	(88,679)	(5,160)
Provision for income taxes	28	17	11
Net loss	$(93,867)	$(88,696)	$(5,171)

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

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by product candidate:
Mavorixafor (X4P-001)	$30,041	$25,400	$4,641
X4P-002	2,338	1,130	1,208
X4P-003	206	1,370	(1,164)
Unallocated expense	28,473	22,747	5,726
Total research and development expenses	$61,058	$50,647	$10,411

Research and development expenses were $61.1 million for the year ended December 31, 2022, as compared to $50.6 million for the year ended December 31, 2021, reflecting an increase of $10.4 million. The increase in research and development expenses in 2022 as compared to 2021 was primarily due to higher clinical trial expenses and third-party manufacturing costs related to mavorixafor to support our ongoing clinical trials and increased consulting and professional services expenses related to these clinical trials. Research and development expenses also increased in 2022 due to an increase in unallocated expenses, primarily due to an increase in head count within our manufacturing, regulatory and clinical operations functions, resulting in higher compensation expenses, including stock-based compensation. In addition, unallocated research and development expense increased due to higher external regulatory compliance and information technology costs.

We expect that our research and development expenses, particularly for our mavorixafor programs, will increase over the next several years as we continue to conduct our clinical trials of mavorixafor in chronic neutropenic disorders. Research and development expenses related to our X4P-002 and X4P-003 programs were not significant in 2022 relative to our overall research and development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation for personnel in sale and marketing, executive, finance and administrative functions. Selling, general and administrative expenses also include direct and allocated facility-related costs, as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services.

Selling, general and administrative expenses were $27.0 million in 2022, as compared to $24.7 million in 2021, reflecting an increase of $2.3 million. The increase in selling, general and administrative expenses in 2022 as compared to 2021 was primarily due to an increase in compensation, including stock-based compensation costs, primarily resulting from severance payments incurred during 2022 and increases in salaries. We expect selling, general and administrative expenses will grow in the future as we continue to build out our selling, general and administrative functions.
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

We have determined that our company operates in a single operating segment and has a single reporting unit. To perform the quantitative test, we compare the fair value of the reporting unit to its carrying value. As we have one reporting unit, we determine its fair value based on the market approach taking into consideration the market value of the company as a whole and any control premium that might be realized upon the sale of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we measure the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit.

As of December 31, 2022 we determined that goodwill was not impaired based on its quantitative test. As of December 31, 2021, our market capitalization, measured as the price of our common stock multiplied by shares of common stock outstanding, dropped below the value of our net assets, including goodwill. As a result of the sustained decline in the market price of our common stock, the fair value of our single reporting unit, measured based on our market capitalization as of December 31, 2021, was lower than its carrying value and we concluded that goodwill was impaired. Accordingly, we recorded an impairment charge of $9.8 million to reduce the carrying amount of goodwill to $17.4 million as of December 31, 2021. Future declines in the market value of our common stock may result in additional impairment charges being recorded.

Gain on Sale of Non-Financial Asset
During the year ended December 31, 2022, a third party, who had previously acquired rights to certain intellectual property from us, terminated the arrangement and transferred these rights back us and we transferred these rights to another third party in return for $0.5 million. We have no continuing involvement in any ongoing research and development activities associated with the intellectual property. We concluded that these third parties are "non-customers" as the underlying intellectual property transferred to and from these third parties supports potential drug candidates that are not aligned with our strategic focus and, therefore, are not an output of our ordinary activities. Accordingly, we classified this transaction as a “gain on sale of non-financial asset” for the year ended December 31, 2022. There was no such transaction in year ended December 31, 2021.
Other Expense, Net

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Interest income	$219	$10	$209
Interest expense	(3,993)	(3,642)	(351)
Change in fair value of warrant and derivative liabilities	1,701	(366)	2,067
Research and development incentive program	534	789	(255)
Foreign currency losses, issuance costs related to warrants and other	(4,731)	(363)	(4,368)
Total other expense, net	$(6,270)	$(3,572)	$(2,698)

The increase in other expense, net, of $2.7 million for the year ended December 31, 2022 as compared to 2021 was primarily due to an increase in transaction fees associated with the issuance of warrants that are accounted for as liabilities, partially offset by a decrease in the fair value of the embedded derivative liability associated with the Hercules Loan agreement, as defined below, and the net change in the fair value of warrants accounted for as liabilities, as further described in Note 10 to the consolidated financial statements included herein.
Income Taxes
For the years ended December 31, 2022, 2021 and 2020, we recorded an immaterial income tax provision related to our Austrian subsidiary. In addition, in 2020 we recorded tax expense related to a withholding tax related to a milestone payment received from a foreign jurisdiction. We do not expect to record a significant income tax benefit or expense for several years as we have significant net operating loss carryforwards that are fully reserved until such time as we begin to generate meaningful taxable income in our U.S. jurisdiction. We expect this will occur when and if we are able to commercialize our drug products in the future.

Liquidity and Capital Resources
Sources of Liquidity
To date, we have funded our operations primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

ATM Sales Agreement — We have entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated (collectively the “Sales Agents”), pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock having an aggregate offering price of up to $50 million. To date, we have sold approximately $14.3 million of our common stock, net of offering costs, under the ATM Sales Agreement.

LPC Agreement — In January 2022, we entered into an agreement, (the “LPC Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock, having an aggregate value of up to $50.0 million, subject to certain limitations and conditions, at our request during a 36-month period. The shares of common stock that we may sell under the LPC Agreement are capped at 5.6 million, which amount may be adjusted under certain conditions as defined in the LPC Agreement. In January 2022, we raised $3.0 million from the sale of shares of our common stock through the LPC Agreement.

Public and Private Equity Offerings — Over the past several years we have funded our operations primarily from sales of common stock, warrants and prefunded warrants through both public offerings and private placements. In March 2021, we sold shares of common stock, redeemable common stock, and, in lieu of common stock, pre-funded warrants to purchase shares of common stock in a private placement for gross proceeds of $55.0 million, before offering expenses and $2 million paid for the subsequent settlement of redeemable common stock in August 2021. In November 2021, we raised approximately $10.0 million through the sale of pre-funded warrants to an investor in a private placement. In March 2022, we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock in a private placement for gross proceeds of $3.0 million, before offering expenses. In June 2022, we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock in a private placement for gross proceeds of $55.7 million, before offering expenses. In December 2022, we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock in a public offering for gross proceeds of $65.1 million, before offering expenses.

Hercules Loan Agreement — In January 2023, we entered into a Second Amended and Restated Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc., as agent and lender, and Hercules Capital Funding IV LLC and Hercules Capital Funding Trust 2022-1, as lenders (collectively, “Hercules”), which agreement amended and restated the Amended and Restated Loan and Security Agreement dated as of June 27, 2019, as subsequently amended from time to time (the “Previous Loan Agreement”). The Hercules Loan Agreement provides for a term loan of $32.5 million and an interest-only payment period through October 1, 2024, provided however, if certain conditions are met, then the interest-only payment period will be extended to January 1, 2026. To date, we have borrowed the full $32.5 million under the Hercules Loan Agreement, and such amount remains outstanding as of December 31, 2022.

Going Concern— Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. As of December 31, 2022, our cash and cash equivalents were $121.7 million and our restricted cash balance was $1.3 million. We have a covenant under our Hercules Loan Agreement that currently requires that we maintain a minimum level of cash of $20.0 million, subject to reduction to $10 million upon the achievement of operational milestones. Based on our current financial projections and with no additional funding, we believe we will not be able to maintain the minimum cash required to satisfy this covenant beginning in the first quarter of 2024. In such event, the lenders could require the repayment of all outstanding debt.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the one-year period following the issuance of our consolidated financial statements for the year ended December 31, 2022. To finance our operations, we will need to raise additional capital, which cannot be assured. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net loss	$(93,867)	$(88,696)
Adjustments to reconcile net loss to net cash used in operating activities	11,029	19,289
Changes in operating assets and liabilities	5,736	(1,498)
Net cash used in operating activities	(77,102)	(70,905)
Net cash used in investing activities	(103)	(615)
Net cash provided by financing activities	117,230	74,245
Impact of foreign exchange on cash and restricted cash	(105)	(319)
Net increase in cash, cash equivalents and restricted cash	39,920	2,406
Cash, cash equivalents and restricted cash, beginning of period	83,108	80,702
Cash, cash equivalents and restricted cash, end of period	$123,028	$83,108

Operating Activities:  During the year ended December 31, 2022, net cash used in operating activities was $77.1 million, primarily resulting from our net losses of $93.9 million, adjusted for noncash expenses of $11.0 million and changes in our operating assets and liabilities of $5.7 million. Noncash expenses primarily includes stock-based compensation expense of $5.2 million. The change in operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses due to the timing of payments related to our CROs. Cash used in operating activities was higher for the year ended December 31, 2022 as compared to the prior year primarily due to higher net losses in the current year.
Investing Activities:  During the years ended December 31, 2022 and 2021, cash used in investing activities of $0.1 million, and $0.6 million, respectively, primarily related to furniture and laboratory equipment purchases related to our research and development center in Vienna, Austria.
Financing Activities:   During the year ended December 31, 2022, net cash provided by financing activities was $117.2 million, consisting primarily of net proceeds from two private placements and a public offering of our common stock, warrants, and pre-funded warrants. During the year ended December 31, 2021, net cash provided by financing activities was $74.2 million, consisting primarily of proceeds from the sale of our common stock and pre-funded warrants in a private placement.
Material Capital Requirements
Second Amended and Restated Loan and Security Agreement with Hercules
In October 2018, we entered into a Loan and Security Agreement, as subsequently amended from time to time, with Hercules. On January 6, 2023, we entered into the Hercules Loan Agreement, which amended and restated the previous loan and security agreement. Under the Hercules Loan Agreement, we have borrowed the maximum aggregate principal of $32.5 million of the term loan. Borrowings under the Hercules Loan Agreement accrue interest at a variable rate equal to the greater of (i) 10.15%, or (ii) The Wall Street Journal prime rate plus 3.15%.  In an event of default, and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%.

Borrowings under the Hercules Loan Agreement are repayable in monthly interest-only payments through September 2024, and in equal monthly payments of principal and accrued interest from October 1, 2024 until the maturity date of the loan on April 1, 2026. After the interest only-period, assuming no prepayments are made, principal payments of $5.07 million will be due in 2024, $21.6 million in 2025 and $5.8 million in 2026. If certain conditions are met and we achieve certain operational and financial milestones, the maturity date will be extended to July 1, 2027 and the interest-only period will be extended to January 1, 2026. At our option, we may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium when such repayment is made. In connection with entering into the Hercules Loan Agreement on January 6, 2023, we settled $1.3 million of end-of-term payment associated with the Previous Loan Agreement and we are required to pay end-of-term payments of

$0.8 million and $1.3 million on July 1, 2023 and April 1, 2026, respectively.

Borrowings under the Hercules Loan Agreement are secured by substantially all of our personal property and other assets except for our intellectual property (but including rights to payment an proceeds from the sale, licensing or disposition of the intellectual property). Our obligations under the agreement are subject to acceleration upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in our business, operations or financial or other conditions. The Hercules Loan Agreement restricts our ability to incur additional indebtedness, pay dividends, encumber intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.
Under the Hercules Loan Agreement, we have agreed to affirmative and negative covenants. The covenants include a requirement that we maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than $20.0 million. Upon the FDA approval of the sale and marketing of mavorixafor for the treatment to patients with WHIM syndrome with a label claim that is generally consistent with that sought in our NDA filing, the required level shall be reduced to $10.0 million. A breach of any of the covenants under the Hercules Loan Agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan facility with Hercules, the lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the lenders could proceed against the collateral granted to them to secure such indebtedness.
Lease Obligations
We have long-term lease obligations for office and laboratory space. Non-cancellable lease obligations are $1.61 million in 2023, $1.37 million in 2024, $1.40 million in 2025, and $1.66 million thereafter.

Funding Requirements
We believe that our cash and cash equivalents will allow us to fund operations into the second quarter of 2024. However, as noted above, based on our current financial projections we believe we would be in violation of a minimum cash covenant of the Hercules Loan Agreement with Hercules in the first quarter of 2024. In order to fund operations and satisfy the minimum cash covenant in the Hercules Loan Agreement, we will be required to raise additional capital, which may be through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. During 2023 and beyond, assuming no changes to our current operational expectations, we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance the current and anticipated clinical trials of our product candidates in development. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our funding requirements. Our short term and long term funding requirements will depend on and could increase significantly as a result of many factors, including:
•the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates, particularly our Phase 2 clinical trial of mavorixafor for the treatment of patients with chronic neutropenic disorders;
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
•the cost and timing of completion of commercial-scale manufacturing activities with respect to our product candidates;

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
•the effect of competing technological and market developments; and
•the costs to operate as a public company

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. We have effective universal shelf registration statements on Form S-3 registering the sale of our common stock, warrants to purchase our common stock and other securities on terms that we may determine. We have an ATM Sales Agreement with the Sales Agents, pursuant to which we have offered to sell and continue to offer to sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock. We have entered into a common stock purchase agreement with Lincoln Park Capital, pursuant to which Lincoln Park Capital has committed to purchase, at our request from time to time over a 36-month period, shares of our common stock having an aggregate offering price of up to $50.0 million, of which $3.0 million have been sold to date, subject to certain limitations.
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

We have determined that we operate in a single operating segment and have a single reporting unit. To perform its quantitative test, we compare the fair value of our single reporting unit to the carrying value of its net assets, including goodwill. We use our market capitalization (common shares outstanding multiplied by the price per share of our common stock) to measure the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we measure the impairment loss as the excess of the carrying value over the fair value of the reporting unit. See Note 4 for more information on our goodwill impairment test as of December 31, 2022.
Smaller Reporting Company Status
We are a smaller reporting company as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
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
The financial statements contain a Report of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP, Boston, Massachusetts, US (Firm ID 238).
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Management conducted an assessment of our internal controls over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption provided to non-accelerated filers.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the information set forth in the sections titled “Proposal 1- Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our 2023 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics (the “Code of Conduct”) required by this item will be contained in our 2023 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance – Code of Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The full text of our Code of Conduct is available at the Investor Relations section of our website at investors.x4pharma.com/investor-relations. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our 2023 Proxy Statement.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2023 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons and Indemnification” and “Information regarding the Board of Directors and Corporate Governance” in our 2023 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” contained in our 2023 Proxy Statement.

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

(3) Exhibits.

Exhibit No.	Exhibit Description	Form	Exhibit	Date	Se File/ Ref No.
3.1	Restated Certificate of Incorporation, as amended, as of September 1, 2022	8-K	3.1	9/1/2022	001-38295
3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295
4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295
4.2	Form of Warrant to Purchase Common Stock of the Company (formerly Series A Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Silicon Valley Bank and Life Science Loans, LLC.	8-K	4.2	3/13/2019	001-38295
4.3	Form of Warrant to Purchase Common Stock of the Company (formerly Series A Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Maxim Partners LLC.	8-K	4.3	3/13/2019	001-38295
4.4	Form of Warrant to Purchase Common Stock of the Company (formerly Series B Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)).	8-K	4.4	3/13/2019	001-38295
4.5	Form of Warrant to Purchase Common Stock of the Company (formerly Series B Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Hercules Capital, Inc.	8-K	4.5	3/13/2019	001-38295
4.6	Warrant Modification Agreement, dated as of December 11, 2018, with Hercules Capital, Inc.	8-K	4.6	3/13/2019	001-38295
4.7	Form of Prefunded Warrant.	8-K	4.1	04/12/2019	001-38295
4.8	Form of Class A Warrant	8-K	4.2	04/12/2019	001-38295
4.9	Form of Prefunded Warrant	8-K	4.1	11/29/2019	001-38295
4.10	Securities Purchase Agreement, dated March 18, 2021, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.1	3/19/2019	001-38295
4.11	Registration Rights Agreement, dated March 18, 2021, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.2	3/19/2019	001-38295

4.12	Form of March 2021 Prefunded Warrant	8-K	4.1	3/19/2019	001-38295
4.13	Securities Purchase Agreement, dated November 5, 2021, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.1	11/5/2021	001-38295
4.14	Registration Rights Agreement, dated November 5, 2021, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.2	11/5/2021	001-38295
4.15	Form of November 2021 Prefunded Warrant	8-K	4.1	11/5/2021	001-38295
4.16	Controlled Equity OfferingSM Sales Agreement, dated as of August 7, 2020, by and between X4 Pharmaceuticals, Inc. and B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.	S-3	1.2	8/7/2020	001-38295
4.17*	Description of Registered Securities
4.18	Form of March 2022 Prefunded Warrant	8-K	4.1	3/3/2022	001-38295
4.19	Securities Purchase Agreement, dated March 3, 2022, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.1	3/3/2022	001-38295
4.20	Registration Rights Agreement, dated March 3, 2022, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.2	3/3/2022	001-38295
4.21	Purchase Agreement, dated as of January 14, 2022, by and between X4 Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	1/14/2022	001-38295
4.22	Registration Rights Agreement, dated as of January 14, 2022, by and between X4 Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.2	1/14/2022	001-38295
4.23	Securities Purchase Agreement, dated June 30, 2022, by and among X4 Pharmaceuticals Inc. and the persons party thereto.	8-K	10.1	7/1/2022	001-38295
4.24	Registration Rights Agreement, dated June 30, 2022, by and among X4 Pharmaceuticals Inc. and the persons party thereto.	8-K	10.2	7/1/2022	001-38295
4.25	Form of July 2022 Pre-Funded Warrant	8-K	4.1	7/1/2022	001-38295
4.26	Form of July 2022 Warrant	8-K	4.2	7/1/2022	001-38295
4.27	Form of December 2022 Pre-Funded Warrant	8-K	4.1	12/9/2022	001-38295
4.28	Form of Class C Warrant.	8-K	4.2	12/9/2022	001-38295
10.1@	2015 Employee, Director and Consultant Equity Incentive Plan, as amended.	8-K	10.1.1	3/13/2019	001-38295
10.2@	Form of Stock Option Agreement under the 2015 Employee, Director and Consultant Equity Incentive Plan, as amended.	8-K	10.1.2	4/2/2019	001-38295
10.3@	Form of Restricted Stock Unit Agreement under the 2015 Employee, Director and Consultant Equity Incentive Plan, as amended	8-K	10.6	6/17/2019	001-38295
10.4@	Amended and Restated 2017 Equity Incentive Plan	S-8	99.1	6/10/2020	333-239082
10.5@	Form of Incentive Stock Option Agreement under the 2017 Equity Incentive Plan	S-1	10.8	10/20/2017	001-38295
10.6@	Form of Nonstatutory Stock Option Agreement under the 2017 Equity Incentive Plan	S-1	10.9	10/20/2017	001-38295
10.7@	Form of Restricted Stock Agreement under the 2017 Equity Incentive Plan	8-K	10.6	11/27/2018	001-38295
10.8@	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan	8-K	10.5	6/19/2019	001-38295
10.9@	Form of Performance-Based Restricted Stock Unit	S-8	99.6	6/10/2020	333-239082
10.10@	2017 Employee Stock Purchase Plan	S-1	10.10	10/20/2017	001-38295
10.11@	X4 Pharmaceuticals, Inc. 2019 Inducement Equity Incentive Plan	8-K	10.1	12/23/2022	001-38295

10.12@	Form of Stock Option Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.2	6/17/2019	001-38295
10.13@	Form of Restricted Stock Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.3	6/17/2019	001-38295
10.14@	Form of Restricted Stock Unit Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.4	6/17/2019	001-38295
10.15@	Form of Indemnification Agreement (for directors and executive officers)	S-1/A	10.36	11/06/2017	001-38295
10.16@*	Director Compensation Policy
10.17@	Amended and Restated Executive Employment Agreement, dated as of March 13, 2019, by and between the Company and Paula Ragan, Ph.D.	8-K	10.3	3/13/2019	001-38295
10.18@	Amendment to Amended and Restated Executive Employment Agreement, dated as of March 13, 2019, dated February 13, 2020 by and between the Company and Paula Ragan, Ph.D.	10-Q	10.1	3/31/2020	001-38295
10.19@	Second Amended and Restated Executive Employment Agreement, dated as of March 7, 2022 by and between the Company and Adam S. Mostafa.	10-K	10.19	3/17/2022	001-38295
10.20@	Amended and Restated Executive Employment Agreement, dated as of March 7, 2022 by and between the Company and Mary DiBiase	10-K	10.23	3/17/2022	001-38295
10.21@*	Executive Employment Agreement, dated as of November 14, 2022, by and between the Company and Murray Stewart
10.22#	License Agreement, dated as of July 10, 2014, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, LLC) and Genzyme Corp., a Sanofi company.	8-K	10.5#	3/13/2019	001-38295
10.23#	Amendment No. 1 to License Agreement, dated as of October 23, 2014, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Genzyme Corporation, a Sanofi company.	8-K/A	10.6#	5/13/2019	001-38295
10.24#	License Agreement, dated as of December 13, 2016, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Georgetown University.	8-K/A	10.7#	5/13/2019	001-38295
10.25#	Exclusive License Agreement, dated as of December 23, 2016, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Beth Israel Deaconess Medical Center.	8-K/A	10.8#	5/13/2019	001-38295
10.26	License Agreement, dated as of November 13, 2020, by and between X4 Pharmaceuticals Inc. and the Dana Farber Cancer Institute.	10-K	10.33	3/19/2021	001-38295
10.27*+
Second Amended and Restated Loan and Security Agreement, dated as of January 6, 2023, by and among X4 Pharmaceuticals, Inc., X4 Therapeutics, Inc., Hercules Capital, Inc. and Hercules Capital Funding IV LLC and Hercules Capital Funding Trust 2022-1

10.28	Lease, dated as of November 11, 2019, by and between X4 Pharmaceuticals Inc. and Beacon North Village, LLC.	10-K	10.32	3/12/2020	001-38295
10.29	Settlement Agreement, dated as of March 8, 2019, by and among X4 Pharmaceuticals, Inc. (formerly Arsanis, Inc.), Artemis AC Corp., X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.), Arsanis Biosciences GmbH and Österreichische Forschungsförderungsgesellschaft GmbH.	8-K	10.1	4/11/2019	001-38295
10.30	Master Services Agreement, dated September 10, 2015, by and between X4 Pharmaceuticals Inc. and Mayne Pharma Inc. (formerly known as Metrics, Inc.).	10-K	10.35	3/12/2020	001-38295
10.31	Amendment No. 1 to Master Services Agreement, dated August 25, 2017, by and between X4 Pharmaceuticals Inc. and Mayne Pharma Inc. (formerly known as Metrics, Inc.)	10-K	10.36	3/12/2020	001-38295

10.32	Amendment No. 2 to Master Services Agreement, dated February 28, 2020, by and between X4 Pharmaceuticals Inc. and Mayne Pharma Inc.	10-K	10.37	3/12/2020	001-38295
10.33	Master Services Agreement, dated February 19, 2016, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited	10-K	10.38	3/12/2020	001-38295
10.34	Amendment No. 1 to Master Services Agreement, dated February 19, 2016, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited	10-K	10.39	3/12/2020	001-38295
10.35	Amendment No. 2 to Master Services Agreement, dated February 19, 2021, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited.	10-K	10.48	3/19/2021	001-38295
10.36@	Form of Stock Appreciation Right Agreement under the X4 Pharmaceuticals, Inc. Amended and Restated 2017 Equity Incentive Plan.	8-K	10.1	11/9/2022	001-38295
21.1	List of Subsidiaries	10-K	21.1	3/17/2022	001-38295
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL)
*Filed herewith
**    Furnished and not filed herewith
#    Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type of information that the Registrant treats as private or confidential.
+ Certain schedules and exhibits have been omitted from this Exhibit pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission or its staff upon request.
@    Indicates management contract or compensatory plan

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.
ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

X4 PHARMACEUTICALS, INC.

Date: March 21, 2023	By:	/s/ Paula Ragan
Paula Ragan, Ph D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paula Ragan	President, Chief Executive Officer and Director	March 21, 2023
Paula Ragan, Ph.D.	(Principal Executive Officer)

/s/ Adam S. Mostafa	Chief Financial Officer and Treasurer	March 21, 2023
Adam S. Mostafa	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael S. Wyzga	Chairman of the Board of Directors	March 21, 2023
Michael S. Wyzga

/s/ William Aliski	Director	March 21, 2023
William E. Aliski

/s/ Gary J. Bridger	Director	March 21, 2023
Gary J. Bridger, Ph.D.

/s/ Francoise De Craecker	Director	March 21, 2023
Francoise De Craecker

/s/ Alison Lawton	Director	March 21, 2023
Alison F. Lawton

/s/ David McGirr	Director	March 21, 2023
David McGirr

/s/ Murray W. Stewart	Director	March 21, 2023
Murray W. Stewart, M.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of X4 Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of X4 Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of redeemable common stock and stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

External Research and Development Costs
As described in Note 2 to the consolidated financial statements, costs associated with internal research and development and external research and development services, including drug development and preclinical studies, are expensed as incurred. The Company’s research and development expense for the year ended December 31, 2022 was $61.1 million, a portion of which relates to external research and development costs. Management recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers. As disclosed by management, this process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs.

The principal consideration for our determination that performing procedures relating to external research and development costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s external research and development costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing external research and development costs on a sample basis, which included tracing relevant information to the underlying contract research organization and contract manufacturing organization agreements, purchase orders, invoices received, and information received from certain third party service providers, where applicable.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 21, 2023

We have served as the Company’s auditor since 2016.

X4 PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$121,718	$81,787
Research and development incentive receivable	1,152	747
Prepaid expenses and other current assets	5,807	5,344
Total current assets	128,677	87,878
Property and equipment, net	1,104	1,514
Goodwill	17,351	17,351
Right-of-use assets	7,229	8,710
Other assets	1,225	1,723
Total assets	$155,586	$117,176
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,777	$4,283
Accrued expenses	12,034	7,870
Current portion of lease liability	1,198	1,075
Current portion of long-term debt	1,315	795
Total current liabilities	22,324	14,023
Long-term debt, including accretion, net of discount	32,304	33,139
Lease liabilities	3,603	4,776
Warrant liability (Note 4)	23,131	—
Other liabilities	173	826
Total liabilities	81,535	52,764
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value. 500,000,000 and 125,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 121,667,250 and 28,127,657 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	122	28
Additional paid-in capital	450,786	347,374
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(376,738)	(282,871)
Total stockholders’ equity	74,051	64,412
Total liabilities and stockholders’ equity	$155,586	$117,176
The accompanying notes are an integral part of these consolidated financial statements

X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
License revenue	$—	$—	$3,000
Operating expenses:
Research and development	61,058	50,647	41,932
Selling, general and administrative	27,020	24,702	20,942
Goodwill impairment	—	9,758	—
Gain on sale of nonfinancial assets	(509)	—	—
Total operating expenses	87,569	85,107	62,874
Loss from operations	(87,569)	(85,107)	(59,874)
Other income (expense):
Interest income	219	10	273
Interest expense	(3,993)	(3,642)	(2,688)
Change in fair value of warrant and derivative liabilities	1,701	(366)	(437)
Loss on extinguishment of debt	—	—	(162)
Other income (expense)	(4,197)	426	905
Total other expense, net	(6,270)	(3,572)	(2,109)
Loss before provision for income taxes	(93,839)	(88,679)	(61,983)
Provision for income taxes	28	17	148
Net loss and comprehensive loss	(93,867)	(88,696)	(62,131)
Deemed dividend on Class B Warrant price reset	(2,546)	(13,943)	—
Net loss attributable to common stockholders	$(96,413)	$(102,639)	$(62,131)
Net loss per share attributable to common stockholders—basic and diluted	$(1.52)	$(3.99)	$(3.09)
Weighted average shares of common stock outstanding—basic and diluted	63,526	25,749	20,077
The accompanying notes are an integral part of these consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Redeemable Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	—	16,128,862	$16	$261,367	$(119)	$(132,044)	$129,220
Exercise of stock options			17,689	—	127			127
Stock-based compensation expense					5,428			5,428
Issuance of shares under employee stock purchase plan			26,643		169			169
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations			132,537		(14)			(14)
Net loss							(62,131)	(62,131)
Balance at December 31, 2020			16,305,731	16	267,077	(119)	(194,175)	72,799
Issuance of common stock, redeemable common stock and pre-funded warrants for the purchase of common stock, net of issuance costs of $4.4 million	229,885	1,875	9,435,951	10	73,858			73,868
Issuance of common stock under employee stock purchase plan			45,816		219			219
Exercise of stock options			5,860		40			40
Exercise of pre-funded warrants			2,129,768	2				2
Vesting of restricted stock units			204,531					—
Repurchase and retirement of redeemable common stock	(229,885)	(1,875)						—
Stock-based compensation					6,180			6,180
Net loss							(88,696)	(88,696)
Balance at December 31, 2021	—	—	28,127,657	28	347,374	(119)	(282,871)	64,412
Issuance of common stock, warrants and prefunded warrants for the purchase of common stock, net of issuance costs of $4.7 million			92,461,988	92	59,270			59,362
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations			372,831	—	(13)			(13)
Exercise of warrants and prefunded warrants			499,871	1				1
Stock-based compensation expense					5,199			5,199
Issuance of shares of common stock under employee stock purchase plan			204,903	1	202			203
Reclassification of warrant liability to equity (Note 10)					38,754			38,754
Net loss							(93,867)	(93,867)
Balance at December 31, 2022			121,667,250	$122	$450,786	$(119)	$(376,738)	$74,051

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents
X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(93,867)	$(88,696)	$(62,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,199	6,180	5,428
Depreciation and amortization expense	513	499	351
Goodwill impairment	—	9,758	—
Non-cash lease expense	1,481	1,393	879
Accretion of debt discount	918	756	532
Loss on extinguishment of debt	—	—	162
Change in fair value of warrant and derivative liability	2,881	366	437
Other	37	337	(413)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research and development incentive receivable	(610)	(1,755)	(1,655)
Accounts payable	3,425	1,166	1,031
Accrued expenses	3,803	(152)	1,517
Operating lease liabilities	(882)	(698)	(1,067)
Operating lease right-of-use asset, net of non-cash portion	—	(59)	(3,889)
Net cash used in operating activities	(77,102)	(70,905)	(58,818)
Cash flows from investing activities:
Purchase of property, equipment and intangible assets	(103)	(615)	(1,362)
Net cash used in investing activities	(103)	(615)	(1,362)
Cash flows from financing activities:
Proceeds from exercise of stock options, warrants and pre-funded warrants and issuance of shares of common stock under employee stock purchase plans	208	260	561
Issuance costs related to sale of warrants for the purchase of common stock accounted for as a liability and amendments to loan and security agreement (Note 10)	(4,802)	—	—
Employee taxes paid related to net share settlement of vested restricted stock units	(12)	—	(278)
Proceeds from borrowings under loan and security agreements, net of issuance costs	—	—	12,388
Repayments of borrowings under loan and security agreement	(795)	—	—
Proceeds from sale of shares of common stock, redeemable common stock, warrants and pre-funded warrants, net of issuance costs	122,631	75,985	(277)
Settlement and retirement of redeemable common stock	—	(2,000)	—
Net cash provided by financing activities	117,230	74,245	12,394
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(105)	(319)	402
Net increase (decrease) in cash, cash equivalents and restricted cash	39,920	2,406	(47,384)
Cash, cash equivalents and restricted cash at beginning of period	83,108	80,702	128,086
Cash, cash equivalents and restricted cash at end of period	$123,028	$83,108	$80,702

Supplemental disclosure of cash flow information
Cash paid for interest	$3,006	$2,906	$2,099
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, equipment and right-of-use assets included in accounts payable	$—	$—	$54
Acquisition of right-of-use assets financed by lease liabilities	$—	$1,343	$—
Issuance costs not yet paid	$661	$24	$—

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents
X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION
X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a late-stage clinical biopharmaceutical company focused on the research and development of novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system. The Company’s lead clinical candidate is mavorixafor, a small molecule antagonist of the chemokine receptor CXCR4 that is being developed as an oral, once-daily therapy. Due to its ability to increase the mobilization of mature, functional white blood cells from the bone marrow into the bloodstream, the Company believes that mavorixafor has the potential to provide therapeutic benefit across a variety of chronic neutropenic disorders, including WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”)) syndrome, a rare, primary immunodeficiency, and certain cancers. Following announcement of positive top-line data from the Company’s global, pivotal, Phase 3 clinical trial in November 2022, the Company is preparing a United States regulatory submission seeking approval of oral, once-daily mavorixafor in the treatment of people aged 12 years and older with WHIM syndrome. The Company is also currently enrolling participants in a Phase 2 clinical trial in people with certain chronic neutropenic disorders following positive results from a Phase 1b clinical trial evaluating mavorixafor in people with idiopathic, cyclic, or congenital neutropenia that were presented in the third quarter of 2022. The Company also conducted a proof-of-concept Phase 1b clinical trial of mavorixafor in combination with ibrutinib in people with Waldenström’s macroglobulinemia (“Waldenström’s”), a rare form of lymphoma. The Company reported positive results from the Waldenström’s Phase 1b trial in the third quarter of 2022 and concluded the trial in December 2022. Any further studies of mavorixafor in Waldenström’s or other oncology indication will be subject to completing a strategic partnership. The Company is headquartered in Boston, Massachusetts and has an additional facility in Vienna, Austria.

Going Concern Assessment—In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU 2014-15”), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Since inception, the Company has incurred significant operating losses and negative cash flows from operations. As of December 31, 2022, the Company had $121.7 million of cash and cash equivalents, an accumulated deficit of $376.7 million, net loss of $93.9 million and net cash used in operating activities of $77.1 million. The Company has a covenant under its Second Amended and Restated Loan and Security Agreement with Hercules Capital Inc. that requires that the Company maintain a minimum level of cash of $20 million, subject to reduction to $10 million upon the achievement of operational milestones. Based on its current cash flow projections and with no additional funding, the Company believes it will not be able to maintain the minimum cash required to satisfy this covenant beginning in the first quarter of 2024. In such event, the lender could require the repayment of all outstanding debt.

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 and determined that the Company’s accumulated deficit, history of losses and future expected losses met the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern. The Company does not have adequate financial resources to fund its forecasted operating costs for at least one year after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

To finance its operations, the Company will need to raise additional capital, which cannot be assured. Unless and until the Company reach’s profitability in the future, it will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect its business prospects, or it may be unable to continue operations.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates— The preparation of the Company’s consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the impairment or lack of impairment of long-lived assets including operating lease right-of-use assets and goodwill, and the constraint of variable consideration from contracts with customers. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.
Foreign Currency and Currency Translation— The functional currency of the Company’s foreign subsidiary, X4 Austria, is the U.S. dollar. However, X4 Austria maintains its books and records in Euro. As a result, monetary assets and liabilities are translated at current exchange rates as of the balance sheet date, non-monetary assets such as property and equipment and equity accounts are translated at historic rates and income and expenses are translated at the average exchanges rates for the period. Adjustments resulting from the translation of the consolidated financial statements of X4 Austria into U.S. dollars are included in the determination of net loss and are recorded in other expense, net.
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
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2022 and 2021.
Restricted Cash

(in thousands)	As of December 31, 2022	As of December 31, 2021
Letter of credit security: Waltham lease	$250	$250
Letter of credit security: Vienna Austria lease	205	216
Letter of credit security: Boston lease	855	855
Total restricted cash	$1,310	$1,321
Restricted cash included in prepaid expenses and other current assets	$285	$—
Restricted cash included in other assets	$1,025	$1,321

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Company’s lease agreement for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord. In accordance with the Company’s Second Amended and Restated Loan and Security Agreement with Hercules and as further described in Note 7, the Company at all times must maintain a minimum level of cash of $20.0 million in an account or accounts in which Hercules has a first priority security interest as further described in Note 7.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the sum to the total of amounts shown in the Company’s consolidated statements of cash flows as of December 31, 2022, 2021 and 2020:

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$121,718	$81,787	$78,708
Restricted cash, current (included within prepaid expenses and other current assets)	285	—	264
Restricted cash, non-current (included within other assets)	1,025	1,321	1,730
Total cash, cash equivalents and restricted cash	$123,028	$83,108	$80,702
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has determined that it operates in a single operating segment and has a single reporting unit. To perform its quantitative test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. See Note 4 for more information on the Company’s goodwill impairment tests as of December 31, 2022 and 2021.
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
The embedded derivative liability related to the redemption features of the Company’s debt with Hercules as described further below is carried at fair value and is a Level 3 measurement. The Company’s cash equivalents, consisting of money market funds invested in U.S. Treasury securities, are carried at fair value, determined based on Level 1 and Level 2 inputs in the fair value hierarchy described above. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding loan and security agreement with Hercules approximates its fair value at December 31, 2022 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information— The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s focus is on the research, development and commercialization of novel therapeutics for the treatment of rare diseases.
Revenue Recognition— The Company records revenue, if any, using the guidance of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), as amended. The Company’s revenues to date have been generated through a license agreement with Abbisko Therapeutics Co., Ltd. (“Abbisko”). For collaboration arrangements, the Company first determines which elements of the arrangement are deemed to be within the scope of ASC Topic 808 Collaborative Arrangements (“ASC 808”) and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of ASC 606. The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. To date, there have been no transactions within the scope of ASC 808.
Upon the potential approval of the sales and marketing of the Company’s lead product candidate, revenue related to its sale and distribution will be accounted for under ASC 606. The Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company determines it expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the customer and contract(s) with a the customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price, adjusted for variable consideration resulting from potential returns, rebates and down-stream charges; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the Company satisfies its performance obligation(s), which is expected to be upon shipment of the finished product (labelled bottles of capsulized drug product).
As part of the accounting for these arrangements, the Company must make significant judgments, including the estimation of the amount of variable consideration to include in the transaction price.
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
At the inception of each arrangement that includes non-refundable payments for contingent milestones, particularly in license agreements, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most-likely-amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of the achievement of contingent milestones and the likelihood of a significant reversal of such milestone revenue, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect licensing revenue in the period of adjustment. This quarterly assessment may result in the recognition of revenue related to a contingent milestone payment before the milestone event has been achieved.
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

Patent Costs— All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as selling, general and administrative expenses.
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Comprehensive Loss— For the year ended December 31, 2022, 2021, and 2020 all foreign currency remeasurement gains and losses were included in net loss as the Company has deemed the functional currency of its foreign subsidiary to be the U.S. Dollar. Accumulated other comprehensive loss includes foreign currency translation adjustments of $119 thousand for the year ended December 31, 2019 that were included in other comprehensive loss prior to the designation of the U.S. Dollar as the functional currency of X4 Austria.

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
Net Loss per Share—Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. In addition, during the years ended December 31, 2022 and 2021, in accordance with the provisions of the Company’s Class B Warrants, the exercise price of each outstanding Class B Warrant was adjusted to the price of subsequent sales of common stock. Such adjustment is presented as as a deemed dividend that adjusts net loss available to common shareholders for purposes of basic earnings per share. The deemed dividend is calculated using the Black-Scholes pricing model, taking into account historical volatility of the Company’s common stock and the estimated remaining life of the outstanding Class B Warrants.
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
Recently Adopted Accounting Standards
On January 1, 2022, the Company adopted ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants for the purchase of common shares) that remain classified as equity following the modification or exchange. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

On January 1, 2022, the Company adopted ASU 2021-10, Government Assistant (Topic 832) Disclosures by Business Entities About Government Assistance. ASU 2021-10 was issued to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The Company’s foreign subsidiary, X4 Austria, participates in a research and development incentive program provided by the Austrian government whereby it is entitled to reimbursement for a percentage of qualifying research and development expenses and capital expenditures incurred. See Note 3 for disclosures required by ASU 2021-10.

In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended. ASU 2016-13 requires that financial assets measured at amortized cost, such as trade receivables, be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In accordance with ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivative and Hedging (Topic 815), and Leases (Topic 842)- Effective Dates, as the Company meets

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the definition of a “smaller reporting company”, the Company elected to defer the adoption of ASU 2016-13 until January 1, 2023. As the Company did not have accounts receivable on its consolidated balance sheet as of the date of adoption, there was no impact to the adoption of ASU 2016-13.

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
During the year ended December 31, 2020, the Company incurred $0.9 million of payment obligations to Genzyme. For the years ended December 31, 2022 and 2021, the Company did not incur any payment obligations to Genzyme under the Genzyme Agreement.
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
Under the terms of the Georgetown Agreement, the Company paid a one-time, upfront fee of $50 thousand and the Company may be required to make milestone payments of up to an aggregate of $800 thousand related to commercial sales of a product. Under the Georgetown Agreement, the Company is solely responsible for all development and commercialization activities and costs in its respective territories. The Company is also responsible for all costs related to the filing, prosecution and maintenance of the licensed patent rights. The term of the Georgetown Agreement will continue until the expiration of the last valid claim within the patent rights covering the product. Georgetown may terminate the agreement in the event (i) the Company fails to pay any amount and fails to cure such failure within 30 days after receipt of notice, (ii) the Company defaults in its obligation to obtain and maintain insurance and fails to remedy such breach within 45 days after receipt of notice, or (iii) the Company declares

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insolvency or bankruptcy. The Company may terminate the Georgetown Agreement at any time upon at least 60 days’ written notice. During the years ended December 31, 2022, 2021 and 2020, the Company did not incur any payment obligations to Georgetown under the Georgetown Agreement and no milestone payments were made or due under the Georgetown Agreement.
Beth Israel Deaconess Medical Center Agreement
In December 2016, the Company entered into a license agreement (the “BIDMC Agreement”) with Beth Israel Deaconess Medical Center (“BIDMC”), pursuant to which the Company obtained an exclusive, worldwide license to make, have made, use, sell, offer for sale and import products covered by patent rights co-owned by BIDMC. The rights licensed to the Company are for all fields of use. Under the terms of the BIDMC Agreement, the Company paid a one-time, upfront fee of $20 thousand and the Company is responsible for all future patent prosecution costs. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations because the acquired technology represented in-process research and development and had no alternative future use. The term of the BIDMC Agreement will continue until the expiration of the last valid claim within the patent rights covering the licensed products. BIDMC may terminate the agreement in the event (i) the Company fails to pay any amount and fails to cure such failure within 15 days after receipt of notice, (ii) the Company is in material breach of any material provision of the BIDMC Agreement and fails to remedy such breach within 60 days after receipt of notice, or (iii) the Company declares insolvency or bankruptcy. The Company may terminate the BIDMC Agreement at any time upon at least 90 days’ written notice. The Company did not incur any payment obligations under the BIDMC Agreement during the years ended December 31, 2022, 2021 and 2020.
Dana Farber Cancer Institute Agreement
In November 2020, the Company entered into a license agreement (the “DFCI Agreement”) with the Dana Farber Cancer Institute (“DFCI”) pursuant to which the Company obtained a non-exclusive, royalty-bearing license to use, make, have made, develop, market, import, distribute, sell and have sold products covered by patent rights owned by DFCI. Under the terms of the DFCI Agreement, the Company paid a one-time, upfront fee of $25 thousand and approximately $35 thousand for reimbursement of DFCI’s past patent expenses relating to the patent rights. The Company will pay 25% of DFCI’s ongoing patent prosecution expenses and an annual license maintenance fee of $10 thousand in each of the first three years, $40 thousand in each of the subsequent three years and $50 thousand every year after that until commercialization. The Company may be required to make milestone payments of up to an aggregate of approximately $32.3 million related to development, regulatory and commercial sales events. No such milestone payments have been incurred to date. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use. The term of the DCFI Agreement will continue until the expiration of the last valid claim within the patent rights covering the product. DFCI may terminate the agreement if certain events occur.
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
As of the years ended December 31, 2022 and 2021, the amounts due under these programs were $1.2 million and $0.7 million, respectively, which is included in research and development incentive receivable on the consolidated balance sheets. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $0.5 million, $0.8 million and $0.5 million, respectively, of income related to the program on the consolidated statement of operations and comprehensive loss within “other income”.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Abbisko Agreement
In July 2019, the Company entered into a license agreement with Abbisko (the “Abbisko Agreement”). Under the terms of the Abbisko Agreement, the Company granted Abbisko the exclusive right to develop, manufacture and commercialize mavorixafor in mainland China, Taiwan, Hong Kong and Macau, the (“Abbisko Territory”). The agreement provides Abbisko with the exclusive rights in the Abbisko Territory to develop and commercialize mavorixafor in combination with checkpoint inhibitors or other agents in multiple oncology indications. The Company retains the full rest-of-world rights to develop and commercialize mavorixafor outside of Greater China for all indications and the ability to utilize data generated pursuant to the Abbisko collaboration for rest-of-world development. Assuming mavorixafor is developed by Abbisko in six indications, the Company would be entitled to milestone payments of up to $214.0 million, which will vary based on the ultimate sales, if any, of the approved licensed products. In addition, upon commercialization of mavorixafor in the Abbisko Territory, the Company is eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. Abbisko is obligated to use commercially reasonable efforts to develop and commercialize mavorixafor in the Abbisko Territory. Abbisko has responsibility for all activities and costs associated with the further development, manufacture and commercialization of mavorixafor in the Abbisko Territory.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of December 31, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$70,170	$2,858	$—	$73,028
	$70,170	$2,858	$—	$73,028
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C Warrant Liability (Note 10)			23,131	23,131
	$—	$—	$23,141	$23,141

	Fair Value Measurements as of December 31, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market fund	$20,000	$27,793	$—	$47,793
	$20,000	$27,793	$—	$47,793
Liabilities:
Embedded derivative liability	$—	$—	$821	$821
	$—	$—	$821	$821
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
The following table provides a roll-forward of the aggregate fair values of the Company’s warrant liability and derivative liability, for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	PIPE Warrant Liability	Class C Warrant Liability
Balance at December 31, 2020	$455	$—	$—
Change in fair value	366	0	0
Balance at December 31, 2021	821	—	—
Issuance of Class C Warrants		41,249	21,526
Change in fair value	(811)	(2,495)	1,605
Reclassification to permanent equity		(38,754)
Balance at December 31, 2022	$10	$—	$23,131
Valuation of Embedded Derivative Liability— The fair value of the embedded derivative liability recognized in connection with the Company’s loan agreement with Hercules (see Note 7), which is associated with additional fees due to Hercules upon events of default, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of this embedded derivative liability, which is reported within other non-current liabilities on the consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third-party valuations, which were prepared based on a discounted cash flow model that considered the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 14%. As of December 31, 2022 and December 31, 2021, the fair value of this derivative liability was $10 thousand and $821 thousand, respectively.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant Liabilities— On July 6, 2022, the Company issued Warrants for the purchase of its common stock in a private placement (the “ PIPE Warrants”). Upon issuance, the holder’s exercise of the PIPE Warrants was conditioned on the Company increasing it authorized shares. As there we insufficient authorized shares available at the time of issuance, the PIPE Warrants were classified as a liability and measured at fair value. On September 1, 2022, upon shareholder approval of the increase to the Company’s authorized shares, the PIPE Warrants met all criteria required for permanent equity accounting and, accordingly, the Company remeasured the fair value of the warrant liability through “other income (expense)” and reclassified the fair value of the warrant liability to additional paid-in capital. In December 2022, the Company issued Class C Warrants for the purchase of shares of its common stock in a public offering. The Class C Warrants are accounted for as a liability on the consolidated balance sheet and are adjusted to fair value at period end through “other income (expense)”
The Company calculated the fair value of the PIPE Warrants and the Class C Warrants using the Black-Scholes option pricing model with the following inputs:

	PIPE Warrants		Class C Warrants
	7/6/2022 (issuance)	9/1/2022 (reclassification to permanent equity)	12/9/2022 (issuance)	December 31, 2022
Common stock price	$1.09	$1.04	$0.93	$0.99
Risk-free interest rate	2.96%	3.29%	3.75%	4.00%
Expected term (in years)	5.00	4.86	5.00	4.92
Expected volatility	97.30%	97.50%	101.80%	101.70%
Expected dividend yield	—%	—%	—%	—%

Impairment of Goodwill
Goodwill is tested quantitatively for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter of 2021, the Company’s market capitalization, measured as the price of the Company’s common stock multiplied by common shares outstanding, was below the value of the Company’s net assets, including goodwill. As a result of the sustained decline in the market price of the Company’s common stock, the fair value of the Company’s single reporting unit, determined based on Company’s market capitalization on December 31, 2021, was lower than its carrying value and the Company concluded that goodwill was impaired. Accordingly, the Company recorded an impairment charge of $9.8 million to reduce the carrying amount of goodwill to $17.4 million as of December 31, 2021. The Company tested goodwill for impairment as of December 31, 2022 and concluded that goodwill was not further impaired. Should the market value of the Company’s common stock decline, additional impairment charges may be recorded in the future.

The following table provides a rollforward of the Company’s goodwill and accumulated impairment losses.

(in thousands)	Goodwill, Gross	Accumulated Impairment Loss	Goodwill
Goodwill at December 31, 2020	$27,109	$—	$27,109
Impairment losses	—	(9,758)	(9,758)
Goodwill at December 31, 2021	27,109	(9,758)	17,351
Goodwill at December 31, 2022	$27,109	$(9,758)	$17,351

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Leasehold improvements	$228	$228
Furniture and fixtures	1,268	1,251
Computer equipment	173	150
Software	24	33
Lab equipment	639	576
	2,332	2,238
Less: Accumulated depreciation and amortization	(1,228)	(724)
	$1,104	$1,514
Depreciation and amortization expense related to property and equipment was approximately $513 thousand, $499 thousand, and $351 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
6.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Accrued employee compensation and benefits	$6,592	$5,417
Accrued external research and development expenses	3,906	1,507
Accrued professional fees	571	632
Accrued deferred financing fees	591	25
Other	374	289
	$12,034	$7,870
Certain reclassifications have been made to the December 31, 2021 line items on this table to conform with December 31, 2022 presentation.
7.    LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Principal amount of long-term debt	$32,500	$32,500
Debt (discount) premium, net of accretion	(196)	277
Cumulative accrual of end of term payments	1,315	1,157
Long-term debt	33,619	33,934
Less: current portion of long-term debt	(1,315)	(795)
Long-term debt, net of current portion	$32,304	$33,139
Hercules Loan Agreement, As Amended-— In October 2018, the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”), as subsequently amended from time to time with Hercules, under which the Company has borrowed an aggregate of $32.5 million of term loans to date. The Hercules Loan Agreement provided for maximum borrowings of up to $50.0 million, which included, subject to Hercules investment committee’s sole discretion, a right of the Company to request that Hercules make additional term loan advances in an aggregate amount of up to $17.5 million through December 31,

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022. Borrowings under the Hercules Loan Agreement accrued interest at a variable rate equal to the greater of (i) 8.75%, or (ii) The Wall Street Journal prime rate plus 3.75%.  In an event of default, and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%. The Company concluded that each of the amendments completed during the year ended December 31, 2022 represented a modification to the debt as opposed to an extinguishment. Accordingly, fees paid to third parties directly related to the amended debt were expensed as incurred and fees paid to Hercules in conjunction with the amendment were deferred and are being amortized to interest expense over the life of the debt arrangement using the effective interest method.
Pursuant to the Hercules Loan Agreement, effective as of September 1, 2022, the Company was required to maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than $30.0 million. Following the Company’s achievement of an operational performance milestone, as defined in the Hercules Loan Agreement, the required level was reduced to $20.0 million; and provided further, that subject to the Company’s filing of a NDA for mavorixafor for the treatment of WHIM syndrome, this covenant would be extinguished. As of December 31, 2022, borrowings under the Hercules Loan Agreement were repayable in monthly interest-only payments through July 1, 2023, and in equal monthly payments of principal and accrued interest from August 1, 2023 until the maturity date of the loan, which was July 1, 2024.
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	For the years ended
	2022	2021	2020
Total interest expense	$3,989	$3,642	$2,686
Non-cash interest expense	$918	$756	$531

The annual effective interest rate on the Hercules Loan Agreement as of December 31, 2022 was 13.5%. There were no principal payments due or paid under the Hercules Loan Agreement during the year ended December 31, 2022. An end-of-term payment of $0.8 million was paid during the year ended December 31, 2022 in accordance with the Hercules Loan Agreement.
As of December 31, 2022, future principal payments and accrued end-of-term payments due under the Hercules Loan Agreement were as follows (in thousands):

Year Ending December 31	Total
2023	$14,037
2024	19,779
Long-term debt, including end-of-term payments	$33,816
As of December 31, 2022, the Company had the intent and ability to refinance the short-term principal obligations of the Hercules Loan Agreement to long-term, as demonstrated by entering into the Second Amended and Restated Loan and Security Agreement on January 6, 2023 as noted below. Therefore, short-term debt on the December 31, 2022 consolidated balance sheet includes only the accrued portion of certain end-of-term payments due within one year of the consolidated balance sheet date that remained due within one year of the consolidated balance sheet date following the January 6, 2023 refinancing.
Second Amended and Restated Loan and Security Agreement-— On January 6, 2023, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Second A&R Loan Agreement”), which amended and restated all previous loan and security agreements with Hercules. The Second A&R Loan Agreement provides for maximum borrowings of up to $32.5 million. Borrowings under the Second A&R Loan Agreement accrue interest at a variable rate equal to the greater of (i) 10.15%, or (ii) The Wall Street Journal prime rate plus 3.15%. In an event of default, and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%.
Borrowings under the Second A&R Loan Agreement are repayable in monthly interest-only payments through September 2024, and in equal monthly payments of principal and accrued interest from October 1, 2024 until the maturity date of the loan on April 1, 2026; provided however, if certain conditions are met and the Company achieves certain operational and financial milestones,

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the maturity date will be extended to July 1, 2027. Under the Second A&R Loan Agreement, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of up to 3.0% of the principal amount outstanding as of the date of repayment.
Under the Second A&R Loan Agreement, the Company has agreed to affirmative and negative covenants. Pursuant to the Second A&R Loan Agreement, the Company is required to maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than $20.0 million. Upon the FDA approval of the sale and marketing of mavorixafor for the treatment to patients with WHIM syndrome with a label claim that is generally consistent with that sought in the Company’s NDA filing, the required level shall be reduced to $10.0 million. A breach of any of the covenants under the Second A&R Loan Agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan facility with Hercules, the lender could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that the Company is unable to repay, the lenders could proceed against the collateral granted to them to secure such indebtedness.
Borrowings under the Second A&R Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for its intellectual property (but including rights to payment an proceeds from the sale, licensing or disposition of the intellectual property). The Second A&R Loan Agreement restricts the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.
Under the Hercules Loan Agreement, the Company was required to pay “end-of-term” payments of $1.3 million and $0.8 million payable on July 1, 2023 and July 1, 2024, respectively. In connection with entering into the Second A&R Loan Agreement on January 6, 2023, the end-of-term payment of $1.3 million was paid and the due date of the $0.8 million end-of-term payment was accelerated to July 1, 2023. The Second A&R Loan Agreement added an additional end-of-term payment of $1.3 million that is due on April 1, 2026. These end-of-term payments are accelerated upon the prepayment of the borrowings upon the Company’s election on upon default of the loan.

As of January 6, 2023, future principal payments due under the Second A&R Loan Agreement are as follows (in thousands):

Year Ending December 31	Total
2023	$—
2024	5,070
2025	21,646
2026	5,784
Long-term debt	$32,500
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

Waltham Lease— The Company leases approximately 6,000 square feet of office space in Waltham, Massachusetts (“Waltham Lease”). The Waltham Lease, as amended, commenced on January 1, 2019, and expires approximately five years from the

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commencement date. The base rent is approximately $0.3 million annually. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. The Company is subleasing the space to a third party for the duration of the lease. The right-of-use asset is being amortized to rent expense over the five year term of the lease.
Vienna Austria Leases— The Company has an operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), which commenced in February 2021 for a term of seven years. The annual base rent for the Vienna Lease is approximately $300 thousand.

As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
The components of lease expense for the three years ended December 31, 2022, 2021 and 2020 were as follows (dollars in thousands):

	For the Year Ended December 31,
Lease Cost	2022	2021	2020
Fixed operating lease cost	$2,080	$2,087	$1,290
Short-term lease costs	—	42	157
Total lease expense	$2,080	$2,129	$1,447
Other information
Operating cash flows from operating leases	$1,354	$1,257	$3,820
Leased assets obtained in exchange for new operating lease liabilities	$—	$1,343	$5,090
Weighted-average remaining lease term—operating leases	4.0 years	5.0 years	5.5 years
Weighted-average discount rate—operating leases	11.4%	11.3%	11.2%
Sublease income	$196	$196	$194

Maturities of lease liabilities due under lease agreements that have commenced as of December 31, 2022 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2023	$1,608
2024	1,374
2025	1,402
2026	1,332
2027 and thereafter	325
Total lease payments	6,041
Less: interest	(1,240)
Total operating lease liabilities as of December 31, 2022	$4,801

9.    COMMITMENTS AND CONTINGENCIES

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has agreements with clinical research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and chronic neutropenia disorders. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company also has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials. The Company’s agreement with the CMO who produces batches of API for use in the Company’s clinical drug supply contains cancellation provisions that would require the Company to pay up to the full contract value upon cancellation. As of December 31, 2022, the Company has approximately $1.5 million of such commitments in place subject to cancellation provisions.
License Agreements— See Note 3 for a summary of the Company’s license agreements, which commit the Company to contingent milestone and royalty fees based on future operational events.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or December 31, 2021.
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
10.    COMMON STOCK AND REDEEMABLE COMMON STOCK

Common Stock— As of December 31, 2022, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 500 million shares of $0.001 par value common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.
ATM Sales Agreement
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
Q1 2021 Private Placement
On March 18, 2021, the Company entered into a securities purchase agreement with several institutional and accredited investors pursuant to which the Company agreed to issue and sell in a private placement (the “Private Placement”) an aggregate of 6,271,836 shares of common stock, 229,885 shares of redeemable common stock and, to certain investors, in lieu of common stock, pre-funded warrants to purchase an aggregate of 50,000 shares of common stock at a price of $8.70 per share of common stock (or $8.69 per pre-funded warrant). The Private Placement closed on March 23, 2021 and the Company received gross proceeds of $55.0 million, before deducting offering expenses payable by the Company.
In August 2021, the investor who purchased the redeemable common stock exercised its option to sell its 229,885 shares of redeemable common stock back to the Company at the original purchase price of $8.70 per share for an aggregate of $2.0 million. The Company adjusted the carrying amount of the redeemable common stock to its redemption value and subsequently retired these shares.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Q1 2022 PIPE
On March 3, 2022, the Company entered into a securities purchase agreement pursuant to which it agreed to issue and sell to an investor, in a private placement (the “Q1 2022 PIPE”), 900,000 shares of common stock at a price of $1.80 per share, which represents the volume weighted average price per share of the Company’s common stock as quoted on the Nasdaq Stock Market for the thirty (30) consecutive-day trading day period ending on March 2, 2022, and pre-funded warrants to purchase 766,666 shares of common stock at a purchase price of $1.79 per pre-funded warrant (representing the price of $1.80 per share minus the $0.01 per share exercise price of each such prefunded warrant). The pre-funded warrants are exercisable at any time after their original issuance date and will have no expiration date. The Q1 2022 PIPE closed on March 7, 2022 and the Company received gross proceeds of $3.0 million, before deducting offering expenses payable by the Company. In accordance with an associated registration rights agreement, the Company filed a registration statement covering the resale of these securities in April 2022.

Q2 2022 PIPE
On June 30, 2022, the Company entered into a securities purchase agreement with several institutional and accredited investors pursuant to which the Company agreed to issue in a private placement (the “Q2 2022 PIPE”) an aggregate of 37,649,086 shares of common stock and, to certain investors, in lieu of common stock, pre-funded warrants to purchase an aggregate of 13,276,279 shares of common stock at a price of $1.095 per share of common stock (or $1.094 per pre-funded warrant) and 50,925,365 warrants (the “Warrants”) for the purchase of shares of common stock. Each Warrant has an exercise price equal to $1.095 per share and will expire on the date that is 60 months from their original issue date. The price per pre-funded warrant represents the price of $1.095 per share sold in the Q2 2022 PIPE, minus the $0.001 per share exercise price of each such pre-funded warrant. The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. The Q2 2022 PIPE closed on July 6, 2022 and the Company received gross proceeds of $55.7 million, before deducting offering expenses paid by the Company.

The exercise of any Warrant was conditioned upon the Company increasing its authorized shares. Accordingly, the Company convened a special meeting of its stockholders on September 1, 2022, during which the stockholders approved an increase in the number of authorized shares of common stock from 125 million to 500 million pursuant to an amendment to the Company’s Certificate of Incorporation. As of July 6, 2022, due to the shortfall in authorized and available common shares, the Warrants did not meet the criteria required for permanent equity accounting. As a result, the Company allocated $41.2 million of the gross proceeds from the offering to the fair value of the Warrants, which was recorded as a warrant liability, and the remaining $13.5 million was allocated to the common shares and pre-funded warrants and recorded as permanent equity. The fair value of the warrant liability was calculated using the Black-Scholes option valuation model. The Company also allocated a portion of the transaction fees, including commissions and legal fees, to the warrant liability and expensed within other expense, net, approximately $2.9 million of these fees upon the closing of the Q2 2022 PIPE. Upon shareholder approval of the increase to the Company’s authorized shares, the Warrants met all criteria required for permanent equity accounting and, accordingly, the Company remeasured the fair value of the warrant liability through earnings, which resulted in approximately $2.5 million of income included within other income (expense) and reclassified the fair value of the warrant liability to additional paid-in capital.

Also on June 30, 2022, the Company entered into a registration rights agreement, pursuant to which the Company agreed to register for resale the common shares issued in the Q2 2022 PIPE and the issuance of the shares of common stock underlying the Pre-Funded Warrants and the Warrants sold in the offering. Such registration statement was filed on July 29, 2022 and was declared effective by the SEC on August 5, 2022.

Q4 2022 Public Offering
On December 7, 2022, the Company sold 52,300,000 shares of common stock and, in lieu of common stock, prefunded warrants to purchase 6,800,000 shares of common stock, and accompanying Class C warrants to purchase 32,762,947 shares of its common

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock. The common stock was issued at a price to the public of $1.10 per share and the accompanying Class C warrants and prefunded warrants were issued at a price of $1.099 per prefunded warrant and accompanying Class C warrant. The Class C warrants have an exercise price of $1.50, will expire 5 years from the date of issuance, and are immediately exercisable with certain restrictions. The gross proceeds from the offering, which closed on December 9, 2022, were $65.1 million before deducting underwriting discounts and offering expenses.

The Company has concluded that the Class C warrants do not meet the equity contract scope exception under ASC 815-40 as in the event of a fundamental transaction such as a merger certain provisions may require the Company to adjust the settlement value that is not consistent with a fixed-for-fixed option pricing model. As a result, as of issuance date, the Company allocated $21.5 million of the gross proceeds from the offering to the Class C Warrants based on their fair value, which was recorded as a warrant liability, and the remaining $43.6 million was allocated to the common shares and pre-funded warrants and recorded as permanent equity. The warrant liability was subsequently adjusted to fair value at December 31, 2022 and will be adjusted to fair value at each subsequent balance sheet date until the warrants are settled. Changes in fair value of the warrants are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

The fair value of the warrant liability was calculated using the Black-Scholes option valuation model as further described in Note 4. The Company also allocated a portion of the transaction fees, including commissions and legal fees, to the Class C Warrant liability and expensed within other expense, net, approximately $1.7 million of these fees upon the closing of the Q4 2022 Public Offering.
For each of the common stock offerings, the Company evaluated the common stock, warrants and prefunded warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging, and, other than as described above for warrants issued in the Q2 2022 PIPE and the Q4 2022 Public Offering, determined that equity treatment was appropriate as the warrants and prefunded warrants did not meet the definition of a liability.

11.    COMMON STOCK WARRANTS
Class A Warrants
In connection with its issuance of common stock in public offerings that closed on April 16, 2019, the Company issued 3,900,000 Class A warrants, which are exercisable for shares of the Company's common stock or prefunded warrants to purchase shares of the Company's common stock. The Class A warrants have an exercise price of $13.20 per warrant, expire on April 15, 2024 and were immediately exercisable upon issuance.
Class B Warrants
In connection with its issuance of common stock in public offerings that closed on November 29, 2019, the Company issued 5,416,667 Class B warrants, which are exercisable for shares of the Company's common stock or prefunded warrants to purchase shares of the Company's common stock.
The Class B warrants were immediately exercisable upon issuance, had an initial exercise price of $15.00 per share, which in accordance with the Class B warrant agreement was subsequently reduced to the price at which the Company sold its common shares in public offering or private placements. The Class B warrants expired in accordance with the Class B warrant agreement on December 29, 2022, which was 30 calendar days from the date on which the Company issued a press release announcing top-line data from its Phase 3 clinical trial of mavorixafor for the treatment of patients with WHIM syndrome.
Q2 PIPE Warrants
In connection withe its issuance of common stock and prefunded warrants in a private placement that closed on July 6, 2022, the Company issued warrants to purchase an aggregate of 50,925,365 warrants (the “Warrants”) for the purchase of shares of common stock. Each Warrant has an exercise price equal to $1.095 per share and will expire on the date that is 60 months from their original issue date.
Class C Warrants
In connection with its issuance of common stock in public offerings that closed on December 9, 2022, the Company issued

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

65,525,894 Class C warrants, which are exercisable at two Class C warrants for one share of the Company's common stock or prefunded warrants to purchase shares of the Company's common stock. The Class C warrants have an exercise price of $1.50 per set of two Class C warrants, expire on December 9, 2027 and were immediately exercisable upon issuance.

Pre-funded Warrants
In connection with the sale of its common stock in public offerings and private placements, the Company has issued pre-funded warrants to purchase shares of its common stock. The price per pre-funded warrant represents the price per share sold in the public offering or private placement, minus a nominal exercise price of either $0.001 or $0.01 per share, in accordance with the applicable pre-funded warrant agreement. The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire.
The following table provides a roll forward of outstanding warrants and pre-funded warrants for the purchase of shares of the Company’s common stock for the three years ended December 31, 2022:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable as of December 31, 2020	13,354,403	$13.52	3.72
Issued	2,058,032
Exercised	(2,130,000)
Expired	(25.275)
Outstanding and exercisable as of December 31, 2021	13,257,160	$7.96	2.72
Issued	104,531,257
Exercised	(500,100)
Expired	(5,416,567)
Outstanding and exercisable as of December 31, 2022	111,871,750	$1.86	4.53
As of December 31, 2022, the Company’s outstanding warrants and pre-funded warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price		Expiration Date
October 25, 2016	5,155	$19.78		October 24, 2026
December 28, 2017	115,916	$19.78		December 28, 2027
September 12, 2018	20,220	$19.78		September 12, 2028
October 19, 2018	20,016	$19.78		October 19, 2028
March 13, 2019	5,000	$19.78		March 12, 2029
April 16, 2019	3,866,154	$13.20		April 15, 2024
November 29, 2019	1,250,000	$12.00	(a)	n/a
March 23, 2021	50,000	$8.70	(b)	n/a
November 9, 2021	2,008,032	$4.98	(c)	n/a
March 3, 2022	766,666	$1.80	(d)	n/a
July 6, 2022	13,276,279	$1.095	(e)	n/a
July 6, 2022	50,925,365	$1.095		July 6, 2027
December 9, 2022	32,762,947	$1.50		December 9, 2027
December 9, 2022	6,800,000	$1.10	(f)	n/a
	111,871,750
(a) In November 2019, the Company received $11.999 per pre-funded warrant, or $21.0 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant; (b) In March 2021, the Company received $8.69 per pre-funded warrant, or $435 thousand in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.01 per pre-funded warrant; (c) In November 2021, the Company received $4.97 per pre-funded warrant, or $10.0 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.01 per pre-funded warrant; (d) In March 2022, the Company received $1.79 per pre-funded warrant, or $1.40 million in aggregate proceeds. Each pre-funded warrant may be exercised for an

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional $0.01 per pre-funded warrant; (e) In July 2022, the Company received $1.094 per pre-funded warrant, or $14.5 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant; and (f) In December 2022, the Company received $1.099 per pre-funded warrant, or $7.5 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant.

12.    STOCK-BASED COMPENSATION

Summary of Plans— The Company issues stock awards under the following plans: (a) The 2015 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2015 Plan”), (b) the Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”), (c) the 2017 Employee Stock Purchase Plan (the “2017 ESPP”) and the 2019 Inducement Equity Incentive Plan (the “2019 Plan”).
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
2015 Employee, Director and Consultant Equity Incentive Plan—Under the 2015 Plan, the Company grants incentive stock options, nonqualified stock options, restricted stock awards and other stock-based awards to employees, directors and consultants of the Company. As of December 31, 2022, there were approximately 19 thousand shares available for issuance under the 2015 Plan.
2017 Equity Incentive Plan— Under the 2017 Plan, the Company may grant incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Under an “evergreen” provision of the 2017 Plan, shares of common stock reserved for issuance under the 2017 Plan are increased annually on the first day of each year, beginning on January 1, 2021 and ending on January 1, 2027, in an amount equal to the lower of 4.0% of the number of shares of the Company’s common stock outstanding on January 1 of each year or an amount determined by the Company’s Board of Directors. As of December 31, 2022, approximately 298 thousand shares were available for future issuance under the 2017 Plan. As of January 1, 2023, an additional 4.8 million shares became available for future issuance under the 2017 Plan under the evergreen provision.
2017 Employee Stock Purchase Plan— The 2017 ESPP provides participating employees with the opportunity to purchase shares of the Company’s common stock at defined purchase prices over six-month offering periods. For the twelve months ended December 31, 2022, 204,903 shares of common stock were issued under the 2017 ESPP. As of December 31, 2022, approximately 64 thousand shares were available for future issuance under the 2017 ESPP. Pursuant to the evergreen provision of the 2017 ESPP, on January 1, 2023, an additional 85 thousand shares became available for future issuance under the 2017 ESPP.
2019 Inducement Equity Incentive Plan— On June 17, 2019, the Board of Directors approved the adoption of the 2019 Plan, as amended, which is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company (or following a bona fide period of non-employment), as an inducement material to such individual’s entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The total number of shares of common stock that may be issued under the 2019 Plan, as amended, is 2.3 million shares. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2019 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants. As of December 31, 2022, approximately 1.3 million shares were available for future issuance under the 2019 Plan.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	3.4%	1.0%	0.6%
Expected term (in years)	6.06	5.96	6.01
Expected volatility	96.0%	97.3%	94.9%
Expected dividend yield	0%	0%	0%
Stock Options
The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding as of December 31, 2021	1,916,051	$10.01	7.8	$—
Granted	759,200	1.76
Forfeited	(653,771)	9.75
Outstanding as of December 31, 2022	2,021,480	$6.99	6.5	$1
Exercisable as of December 31, 2022	1,114,604	$9.93	6.3	$—
Vested and expected to vest as of December 31, 2022	1,722,110	$7.77	7.3	$—
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock to the extent the stock option had a lower exercise price. The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2021 and 2020 was $13 thousand and $42 thousand, respectively. There were no stock options exercised for the twelve months ended December 31, 2022. The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $1.38, $5.17, and $6.12, respectively.
Restricted Stock Units— During the twelve months ended December 31, 2022, the Company granted 1.8 million restricted stock units to employees at a weighted average grant date fair value of $2.09 per share. These restricted stock units are time-based and vest annually as the employee provides services to the Company. The Company recognizes stock-based compensation expense ratably, net of estimated forfeitures, over the estimated vesting period.
The following table summarizes the Company’s restricted stock activity for the twelve months ended December 31, 2022:

Number of Shares
Unvested at December 31, 2021	925,101
Granted	1,814,425
Vested	(384,814)
Forfeited	(674,149)
Unvested at December 31, 2022	1,680,563
Stock-Based Compensation— As of December 31, 2022, total unrecognized compensation expense related to unvested stock options and restricted stock units was $4.4 million, which is expected to be recognized over a weighted average period of 1.5 years.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021	2020
Research and development expense	$2,534	$2,723	$2,316
Selling, general and administrative expense	2,665	3,457	3,112
Total stock-based compensation	$5,199	$6,180	$5,428
Stock Appreciation Rights— On November 7, 2022 (the “Grant Date”), the compensation committee of the Board of Directors approved special retention and recognition grants of stock appreciation rights pursuant to the 2017 Plan to the Company’s President and Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer, and certain other executive officers of the Company. The SARs have a measurement price per SAR equal to $1.80, the closing price per share of the Company’s common stock on the Grant Date, and each grant of SARs will have a maximum term of ten years from the Grant Date. Unless otherwise determined by the Board of Directors, the SARs will be settled in cash upon exercise. The settlement value will be based on the difference between the closing price of the Company’s common stock on the date of settlement less $1.80 multiplied by the number of SARs exercised. The SARs will vest and become exercisable in equal annual installments on the first, second, and third anniversaries of the Grant Date, subject to the recipient remaining an employee of the Company through and including each applicable vesting date.
The calculation of the fair value of the outstanding SARs includes the closing price of the Company’s common stock of $0.99 and the following assumptions on a weighted average basis:

December 31, 2022
Risk-free interest rate	3.95%
Expected term (in years)	5.86
Expected volatility	96.96%
Expected dividend yield	—%
Expected Forfeiture Rate	22%
The SARs are accounted for as liability awards as settlement will be in the form of cash unless the Board of Directors authorizes settlement in shares of the Company’s common stock and such shares are available to be issued from the 2017 Plan. The Company currently intends to settle the SARs in cash if and when exercised. Compensation expense is recorded based the fair value of the SARs, as determined using the Black-Scholes option valuation model, using an accelerated attribution method as the SARs vest. The Company remeasures the fair value of the outstanding SARs each period until settlement and adjusts life-to-date compensation expense to the period end SARs fair value. For the year ended December 31, 2022, the Company recognized $373 thousand of compensation expense related to the SARs.
13.    INCOME TAXES

During the years ended December 31, 2022, 2021, and 2020, the Company recorded no income tax benefits for the net operating losses incurred and research and development credits generated due to the uncertainty of realizing a benefit from those items. Additionally during the years ended December 31, 2022, 2021 and 2020, the Company recorded immaterial a tax provisions related to its Austrian subsidiary. Also during the year ended December 31, 2020, the Company recorded a U.S. tax provision related to local withholdings associated with a milestone payment received from a customer in a foreign jurisdiction.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss before the provision for income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
United States	$(94,742)	$(89,865)	$(62,539)
Foreign (Austria)	903	1,186	556
	$(93,839)	$(88,679)	$(61,983)

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(5.5)	(5.4)	(5.9)
Research and development tax credits	(1.0)	(0.9)	(1.1)
Other permanent differences	3.0	3.7	0.9
Change in deferred tax asset valuation allowance	23.2	23.7	27.2
Other	1.3	(0.1)	0.1
Effective income tax rate	—%	—%	0.2%

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following:

	December 31,
(in thousands)	2022	2021
Net operating loss carryforwards	$107,296	$101,863
Research and development tax credit carryforwards	6,694	5,444
Capitalized research and development expenses	16,004	1,760
Lease liabilities	1,016	1,243
Other	3,604	3,372
Total deferred tax assets	134,614	113,682
Valuation allowance	(133,112)	(111,835)
Deferred tax assets, net of valuation allowance	$1,502	$1,847
Right of use assets	1,502	1,847
Total deferred tax liabilities	$1,502	$1,847
Total deferred tax assets, net	$—	$—

As of December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of $342.9 million and $336.5 million, respectively, which may be available to offset future taxable income and begin to expire in 2031 and 2035, respectively. The Company has federal net operating losses $288.8 million, which do not expire, and $54.1 million of federal net operating losses generated prior to 2018 that will expire at various dates through 2037. In addition, as of December 31, 2022, the Company had foreign net operating loss carryforward of $61.2 million, which do not expire but are generally limited in their usage to an annual deduction equal to 75% of taxable income. As of December 31, 2022, the Company also had U.S. federal and state research and development tax credit carryforwards of $5.2 million and $1.9 million, respectively, which may be available to offset future tax liabilities and each begin to expire in 2032 and 2030, respectively.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Under the Act, research and experimental

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenditures incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted, in accordance with Section 174 of the Internal Review Code (“Section 174 Expenditures”). For the year ended December 31, 2022, the Company capitalized $59.0 million and received $5.3 million of amortization deductions related to such Section 174 Expenditures, which on a tax-effected basis represent $14.7 million of the deferred tax assets shown in “Capitalized research and development costs” in the table above. The Company has elected to treat global intangible low-taxed income (“GILTI”) as a period cost, so the capitalization of research and experimental costs in GILTI increases the Company’s provision for income taxes. If the requirement to capitalize Section 174 expenditures is not modified, it may also impact our effective tax rate and our cash tax liability in future years.

As of December 31, 2022, uncertain tax position reserves recorded were $0.2 million for U.S. federal and state research and development tax credits.

The following table summarizes the Company’s reserve for uncertain tax positions for the three years ended December 31, 2022:

(in millions)	Reserve for Uncertain Tax Position
Balance as of December 31, 2020	$0.3
Settlement of unrecognized tax benefit	(0.1)
Balance as of December 31, 2021	0.2
Balance as of December 31, 2022	$0.2

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

Each period, the Company evaluates the positive and negative evidence bearing upon its ability to realize its federal, state and foreign deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022, 2021 and 2020.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022, 2021 and 2020 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Valuation allowance, beginning of year	$(111,835)	$(92,197)	$(73,410)
Increases recorded to income tax provision	(21,277)	(19,638)	(18,787)
Valuation allowance, end of year	$(133,112)	$(111,835)	$(92,197)

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2019 through December 31, 2021. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

14.    NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Numerator:
Net loss	$(93,867)	$(88,696)	$(62,131)
Deemed dividend as a result of Class B Warrant price reset	(2,546)	(13,943)	—
Net loss attributable to common stockholders	$(96,413)	$(102,639)	$(62,131)
Denominator:
Weighted average shares of common stock—basic and diluted	63,526	25,749	20,077
Net loss per share attributable to common stockholders— basic and diluted	$(1.52)	$(3.99)	$(3.09)
Basic and diluted weighted average shares of common stock outstanding for the three years ended December 31, 2022 includes the weighted average effect of 24,150,977 pre-funded warrants, for the purchase of shares of common stock, for which the remaining unfunded exercise price is less than or equal to $0.01 per share. During the years ended December 31, 2022 and 2021, in accordance with the Class B Warrant agreement, the exercise price of each outstanding Class B Warrant was adjusted to the price of subsequent sales of common stock. Such adjustments are accounted for as a deemed dividend that adjusts net loss available to common shareholders for purposes of basic earnings per share. The deemed dividend is calculated using the Black-Scholes pricing model, taking into account historical volatility of the Company’s common stock and the estimated remaining life of the outstanding Class B Warrants.
The Company’s potentially dilutive securities included outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock for the three years ended December 31, 2022. These potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	2,021,480	1,916,051	1,874,514
Unvested restricted stock units	1,680,563	925,101	572,460
Warrants to purchase common stock (excluding prefunded warrants, which are included in basic shares outstanding)	87,720,773	9,449,128	9,474,403
	91,422,816	12,290,280	11,921,377

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    GAIN ON SALE OF NONFINANCIAL ASSETS

During the year ended December 31, 2022, a third party, who had previously acquired rights to certain intellectual property from the Company, terminated the arrangement and transferred these rights back to the Company. Also during the year ended December 31, 2022, the Company transferred these rights to another third party in return for $0.5 million. The
Company has no continuing involvement in any ongoing research and development activities associated with the intellectual property. The Company concluded that these third parties are "non-customers" as the underlying intellectual property transferred to and from these third parties supports potential drug candidates that are not aligned with the Company's strategic focus and, therefore, are not an output of the Company's ordinary activities. Accordingly, the Company accounted for the sale of the intellectual property as the sale of a non-financial asset under ASC Topic 610-20, Gains and Losses from the
Derecognition of Nonfinancial Assets ("ASC 610-20"), and included the gain in gain on sale of non-financial asset for the year ended December 31, 2022.

16.     SUBSEQUENT EVENTS

Second Amendment and Restatement of Hercules Loan Agreement
As further disclosed in Note 7, on January 6, 2023, the Company entered the Second A&R Loan Agreement with Hercules, which provides for a term loan of $32.5 million. The Second A&R Loan Agreement amended and restated the previous loan and security agreement, as amended. The Second A&R Loan Agreement does not require any scheduled amortization payments prior to October 1, 2024; provided however, if certain conditions are met, then amortization payments will not be required until January 1, 2026. The entire principal balance and all accrued but unpaid interest shall be due on the maturity date, which is April 1, 2026; provided however, if certain conditions are met, the maturity date will be extended to July 1, 2027. Borrowings bear interest at a per annum rate equal to the greater of (i) 3.15% plus The Wall Street Journal prime rate or (ii) 10.15%. Interest payments are due on a monthly basis. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings under the Second A&R Loan Agreement would be increased by 4.00%. Please see Note 7 for further disclosures related to the Second A&R Loan Agreement with Hercules.

Borrowings under the Second A&R Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for their intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property). Under the Second A&R Loan Agreement, the Borrowers have agreed to affirmative and negative covenants to which the Company will remain subject until maturity or repayment in full. Such covenants include maintaining a minimum liquidity amount of cash and cash equivalents in an aggregate amount greater than or equal to $20.0 million or, on and after certain conditions have been met, cash and cash equivalents in an aggregate amount greater than or equal to $10.0 million. The Company’s obligations under the Second A&R Loan Agreement are subject to acceleration upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in the Company’s business, operations or financial or other condition. In addition, under the Second A&R Loan Agreement, Hercules has the right to participate, in a cumulative amount of up to $1.0 million in the aggregate, and subject to exceptions as provided in the Second A&R Loan Agreement, in any future offering of the Company’s equity securities for cash that is solely for financing purposes and is broadly marketed to multiple investors.