Form 10-Q
period 2023-03-31
X4 Pharmaceuticals, Inc
filed 2023-05-04
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 1, 2023, the registrant had 122,207,488 shares of common stock outstanding.

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
•the benefits of U.S. Food and Drug Administration (“FDA”) and European Commission designations, including, without limitation, Fast Track, Orphan Drug and Breakthrough Therapy;
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
•our strategies, prospects, plans, expectations or objectives; and

•other risks and uncertainties, including those listed under the section titled “Risk Factors” in this Quarterly Report.

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

•We rely on third-party Contract Research Organizations (“CROs”) to conduct our preclinical studies and clinical trials. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$93,406	$121,718
Research and development incentive receivable	658	1,152
Prepaid expenses and other current assets	4,158	5,807
Total current assets	98,222	128,677
Property and equipment, net	986	1,104
Goodwill	17,351	17,351
Right-of-use assets	6,844	7,229
Other assets	1,002	1,225
Total assets	$124,405	$155,586
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,992	$7,777
Accrued expenses	11,762	12,034
Current portion of lease liability	1,175	1,198
Current portion of long-term debt	554	1,315
Total current liabilities	19,483	22,324
Long-term debt, net of discount and current portion	31,827	32,304
Lease liabilities	3,377	3,603
Warrant liability (Note 4)	17,692	23,131
Other liabilities	350	173
Total liabilities	72,729	81,535
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 122,207,488 and 121,667,250 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	122	122
Additional paid-in capital	452,431	450,786
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(400,758)	(376,738)
Total stockholders’ equity	51,676	74,051
Total liabilities and stockholders’ equity	$124,405	$155,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$22,063	$14,113
Selling, general and administrative	7,241	7,664
Gain on sale of non-financial asset	—	(509)
Total operating expenses	29,304	21,268
Loss from operations	(29,304)	(21,268)
Other income (expense), net:
Interest income	835	3
Interest expense	(1,109)	(913)
Change in fair value of derivative liability	—	176
Change in fair value of warrant liability	5,439	—
Other income, net	123	60
Total other income (expense), net	5,288	(674)
Loss before provision for income taxes	(24,016)	(21,942)
Provision for income taxes	4	23
Net loss and comprehensive loss	(24,020)	(21,965)
Deemed dividend on Class B Warrant price reset	—	(2,259)
Net loss attributable to common stockholders	$(24,020)	$(24,224)
Net loss per share attributable to common stockholders—basic and diluted	$(0.16)	$(0.72)
Weighted average shares of common stock outstanding—basic and diluted	145,967	33,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	121,667,250	$122	$450,786	$(119)	$(376,738)	$74,051
Vesting of restricted stock units	540,238		—			—
Stock-based compensation expense			1,645			1,645
Net loss					(24,020)	(24,020)
Balance at March 31, 2023	122,207,488	$122	$452,431	$(119)	$(400,758)	$51,676

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	28,127,657	$28	$347,374	$(119)	$(282,871)	$64,412
Issuance of common stock, redeemable common stock and pre-funded warrants for the purchase of common stock, net of issuance costs	2,512,902	3	5,817			5,820
Exercise of warrants	100		—			—
Vesting of restricted stock units, net of shares withheld and retired to satisfy tax obligations	168,817		(12)			(12)
Stock-based compensation			1,459			1,459
Net loss					(21,965)	(21,965)
Balance at March 31, 2022	30,809,476	$31	$354,638	$(119)	$(304,836)	$49,714

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,020)	$(21,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,645	1,459
Depreciation and amortization expense	127	133
Non-cash lease expense	385	366
Accretion of debt discount	225	198
Change in fair value of warrant liability	(5,439)	—
Other	(51)	(120)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research and development incentive receivable	2,084	1,633
Accounts payable	(1,714)	(713)
Accrued expenses	496	(984)
Lease liabilities	(250)	(236)
Net cash used in operating activities	(26,512)	(20,229)
Cash flows from investing activities:
Acquisition of property and equipment	(9)	(22)
Net cash used in investing activities	(9)	(22)
Cash flows from financing activities:
Employee taxes paid related to net share settlement of vested restricted stock units	—	(12)
Fees paid to amendment loan and security agreement and issuance costs related to the sale of warrants	(381)	(114)
Repayments of borrowings under loan and security agreement	(1,300)	(795)
Proceeds from sale of shares of common stock, and pre-funded warrants, net of issuance costs (1)	(443)	5,877
Net cash (used in) provided by financing activities	(2,124)	4,956
Effect of exchange rate changes on cash, cash equivalents and restricted cash	50	(69)
Net decrease in cash, cash equivalents and restricted cash	(28,595)	(15,364)
Cash, cash equivalents and restricted cash at beginning of period	123,028	83,108
Cash, cash equivalents and restricted cash at end of period	$94,433	$67,744

(1) For the three month period ended March 31, 2023, includes payment of issuance costs related to December 2022 public sale of shares of common stock and pre-funded warrants

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
Going Concern Assessment—In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU 2014-15”), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Since inception, the Company has incurred significant operating losses and negative cash flows from operations. As of March 31, 2023, the Company had $93.4 million of cash and cash equivalents, an accumulated deficit of $400.8 million and net cash used in operating activities of $26.5 million. The Company has a covenant under its Second Amended and Restated Loan and Security Agreement with Hercules Capital Inc. (“Hercules”) that requires that the Company maintain a minimum level of cash of $20 million, subject to reduction to $10 million upon the achievement of operational milestones. Based on its current cash flow projections and with no additional funding, the Company believes it will not be able to maintain the minimum cash required to satisfy this covenant beginning in the first quarter of 2024. In such event, the lender could require the repayment of all outstanding debt.

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 and determined that the Company’s accumulated deficit, history of losses and future expected losses met the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern. The Company does not have adequate financial resources to fund its forecasted operating costs for at least one year after the date that these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2022 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022 included in the 2022 Annual Report filed with the SEC on March 21, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and cash flows have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Use of Estimates— The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the impairment or lack of impairment of long-lived assets including operating lease right-of-use assets and goodwill, and assumptions underlying the fair value of warrant liabilities. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies—The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 21, 2023. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of March 31, 2023 and December 31, 2022.
Restricted Cash

(in thousands)	As of March 31, 2023	As of December 31, 2022
Letter of credit security: Waltham lease	$250	$250
Letter of credit security: Vienna Austria lease	206	205
Letter of credit security: Boston lease	571	855
Total restricted cash	$1,027	$1,310
Restricted cash included in prepaid expenses and other current assets	$250	$285
Restricted cash included in other assets	$777	$1,025
In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum of the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$93,406	$121,718
Restricted cash, current portion	250	285
Restricted cash, non-current	777	1,025
Total cash, cash equivalents and restricted cash	$94,433	$123,028
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform an interim quantitative impairment test, whereby the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than its carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. There were no triggering events during the three months ended March 31, 2023 that necessitated an interim impairment test of goodwill.

Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended. ASU 2016-13 requires that financial assets measured at amortized cost, such as trade receivables, be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. The Company adopted ASU 2016-13 on January 1, 2023. As the Company did not have accounts receivable on its consolidated balance sheet as of the date of adoption, there was no impact to the adoption of ASU 2016-13.

3.    LICENSE, COLLABORATION AND FUNDING AGREEMENTS
Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses and capital expenditures incurred by the Company’s subsidiary in Austria. As of March 31, 2023, the amount due under the program is $0.7 million, which amount is included in research and development incentive receivable in the condensed consolidated balance sheet. During the three months ended March 31, 2023 and 2022, the Company recorded $121.0 thousand and $135.3 thousand, respectively, of income related to the program within the condensed consolidated statements of operations as other income.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is obligated to pay Genzyme milestone payments in the aggregate amount of up to $25.0 million, contingent upon the achievement by the Company of certain clinical-stage regulatory and sales milestones with respect to licensed products. During three months ended March 31, 2023, the Company accrued $5.0 million related to a development milestone under the Genzyme Agreement as the Company believes that it is probable under ASC Topic 450, Contingencies, that the milestone will be achieved. The $5.0 million accrued payment has been recorded within research and development expense on the condensed consolidated statements of operations. An additional $7.0 million of regulatory milestone payments are not yet probable but are reasonably possible of becoming payable with the next twelve to eighteen month period under the Genzyme Agreement. The Company is also obligated to pay Genzyme tiered royalties based on net sales of licensed products that the Company commercializes under the agreement.

Gain on Sale of Non-Financial Asset
During the three months ended March 31, 2022, a third party, who had previously acquired rights to certain intellectual property from the Company, terminated the arrangement and transferred these rights back to the Company. Also during the three months ended March 31, 2022, the Company transferred these rights to another third party in return for $0.5 million. The Company has no continuing involvement in any ongoing research and development activities associated with the intellectual property. The Company concluded that these third parties are "non-customers" as the underlying intellectual property transferred to and from these third parties supports potential drug candidates that are not aligned with the Company's strategic focus and, therefore, are not an output of the Company's ordinary activities. Accordingly, the Company accounted for the sale of the intellectual property as the sale of a non-financial asset under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets ("ASC 610-20"), and included the gain in gain on sale of non-financial asset for the three months ended March 31, 2022.

There were no material modifications of the Company’s license or collaboration agreements during the three months ended March 31, 2023.

4.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of March 31, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$70,959	$14	$—	$70,973
	$70,959	$14	$—	$70,973
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	17,692	17,692
	$—	$—	$17,702	$17,702

	Fair Value Measurements as of December 31, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$70,170	$2,858	$—	$73,028
	$70,170	$2,858	$—	$73,028
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	23,131	23,131
	$—	$—	$23,141	$23,141

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s cash equivalents consisted of money market funds invested primarily in short term commercial paper, asset- backed securities, certificate of deposits and repurchase agreements. The money market funds were valued based on reported market pricing for the identical assets, which represents a Level 1 measurement, or by using inputs observable in active markets for similar securities, which represents a Level 2 measurement.

The following table provides a roll-forward of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	Class C Warrant Liability	Total
Balance as of December 31, 2022	$10	$23,131	$23,141
Change in fair value	—	(5,439)	(5,439)
Balance as of March 31, 2023	$10	$17,692	$17,702

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

Class C Warrant Liability— In December 2022, the Company issued Class C Warrants for the purchase of shares of its common stock in a public offering of common stock. The Class C Warrants are accounted for as a liability on the condensed consolidated balance sheet and are adjusted to fair value at period end through “other income (expense)” in the condensed, consolidated statements of operations and comprehensive loss.

The Company calculated the fair value of the Class C Warrants using the Black-Scholes option pricing model, which represents a Level 3 measurement within the fair value hierarchy, with the following inputs:

	March 31, 2023	December 31, 2022
Common stock price	$0.87	$0.99
Risk-free interest rate	3.9%	4.0%
Expected term (in years)	4.7 years	4.9 years
Expected volatility	91.9%	101.7%
Expected dividend yield	—%	—%

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Leasehold improvements	$228	$228
Furniture and fixtures	1,274	1,268
Computer equipment	173	173
Software	24	24
Lab equipment	642	639
	2,341	2,332
Less: Accumulated depreciation and amortization	(1,355)	(1,228)
	$986	$1,104
Depreciation and amortization expense related to property and equipment was $127 thousand and $133 thousand for the three months ended March 31, 2023 and 2022, respectively.
6.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued employee compensation and benefits	$2,742	6,592
Accrued external research and development expenses	7,721	3,906
Accrued professional fees	924	571
Accrued deferred financing fees	—	591
Other	375	374
	$11,762	$12,034
7.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Principal amount of long-term debt	$32,500	$32,500
Debt discount, net of accretion	(767)	(196)
Cumulative accretion of end of term payments	648	1,315
Long-term debt	$32,381	$33,619
Less: current portion	$(554)	$(1,315)
Long-term debt, net of current portion	$31,827	$32,304
Hercules Loan Agreement, As Amended
In October 2018, the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”), as amended most recently in January 2023, with Hercules, under which the Company has borrowed an aggregate of $32.5 million of term loans to date representing the maximum borrowings. Borrowings under the Hercules Loan Agreement accrues interest at a variable rate equal to the greater of (i) 10.15% or (ii)  The Wall Street Journal prime rate plus 3.15%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%.

Borrowings under the Hercules Loan Agreement are repayable in monthly interest-only payments through September 2024, and in equal monthly payments of principal and accrued interest from October 1, 2024 until the maturity date of the loan on April 1, 2026; provided, however, if certain conditions are met and the Company achieves certain operational and financial milestones,

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the maturity date will be extended to July 1, 2027. The Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of 3.0% of the principal amount outstanding as of the date of repayment. In addition, the Hercules Loan Agreement provides for payments of $0.8 million and $1.3 million payable on July 1, 2023 and April 1, 2026, respectively, which payments are accelerated upon the prepayment of the borrowings upon the Company’s election or upon default of the loan. Borrowings under the Hercules Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for its intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property).

Under the Hercules Loan Agreement, the Company has agreed to affirmative and negative covenants. Pursuant to the Hercules Loan Agreement, the Company is required to maintain cash in an account or accounts in which Hercules has a first priority security interest, in an aggregate amount greater than $20.0 million. Upon the FDA’s approval of the sale and marketing of mavorixafor for the treatment to patients with WHIM syndrome with a label claim that is generally consistent with that sought in the Company’s New Drug Application filing, the required level shall be reduced to $10.0 million. A breach of any of the covenants under the Hercules Loan Agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan facility with Hercules, the lender could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that the Company is unable to repay, Hercules could proceed against the collateral to secure such indebtedness.

The Hercules Loan Agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	Three Months Ended March 31,
	2023	2022
Total interest expense	$884	$909
Non-cash interest expense	$225	$198
The annual effective interest rate of the Hercules Loan Agreement as of March 31, 2023 is 13.8%. There were no principal payments due or paid under the Hercules Loan Agreement during the three months ended March 31, 2023. An end-of-term payment of $1.3 million was paid during the three months ended March 31, 2023 in conjunction with the second amendment and restatement of the Hercules Loan Agreement, which was entered into on January 6, 2023. The Company concluded that the amendment and restatement represented a modification to the debt. Accordingly, fees paid to third parties directly related to the amended and restated debt were expensed as incurred and fees paid to Hercules in conjunction with the amendment and restatement were deferred and are being amortized to interest expense over the life of the debt arrangement using the effective interest method.
As of March 31, 2023, future principal and accrued end-of-term payments due under the Hercules Loan Agreement were as follows (in thousands):

Year Ending December 31,	Total
2023	$554
2024	4,750
2025	20,386
2026	7,458
Long-term debt	$33,148

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
•Vienna Austria Leases— The Company has an operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), which commenced in February 2021 for a term of 7 years. The annual base rent for the Vienna Lease is approximately $285 thousand.
•Boston Lease— The Company leases approximately 28,000 square feet of office space in Boston, Massachusetts (“Boston Lease”), which serves as the Company’s headquarters. Base rental payments are approximately $1.1 million annually, plus certain operating expenses. The term of the Boston Lease will continue until November 2026, unless earlier terminated. The Company has the right to sublease the premises, subject to landlord consent and also has the right to renew the Boston Lease for an additional five years at the then prevailing effective market rental rate. The Company is required to maintain a security deposit in the form of a letter of credit for $0.6 million for the benefit of the landlord.
•Waltham Lease— The Company leases approximately 6,000 square feet of office space in Waltham, Massachusetts (“Waltham Lease”). The Waltham Lease, as amended, commenced on January 1, 2019, and expires on December 31, 2023. The base rent is approximately $0.3 million annually. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, which costs are not included in the determination of the leases’ right-of-use assets or lease liabilities. The Company is subleasing the space to a third party for the duration of the lease. The right-of-use asset is being amortized to rent expense over the five-year term of the lease.

As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.
The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows:

(dollars in thousands)	Three Months Ended March 31,
Lease Cost	2023	2022
Fixed operating lease cost	$522	$530
Total lease expense	$522	$530
Other information
Operating cash flows from operating leases	$346	$342
Sublease income	$49	$49
Weighted-average remaining lease term—operating leases	3.8 years
Weighted-average discount rate—operating leases	11.3%

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Maturities of lease liabilities due under lease agreements that have commenced as of March 31, 2023 are as follows (in thousands)

Maturity of lease liabilities	Operating Leases
2023 (remainder of the year)	$1,210
2024	1,378
2025	1,406
2026	1,337
2027	285
Thereafter	48
Total lease payments	5,664
Less: interest	(1,112)
Total operating lease liabilities as of March 31, 2023	$4,552

9.    COMMITMENTS AND CONTINGENCIES
The Company has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials. The Company’s agreement with the CMO who produces batches of drug substance for use in the Company’s clinical drug supply contains cancellation provisions that would require the Company to pay up to the full contract value upon cancellation. As of March 31, 2023, the Company has approximately $0.8 million of such commitments in place subject to cancellation provisions.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023 or December 31, 2022.
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

10.    COMMON STOCK AND COMMON STOCK WARRANTS
As of March 31, 2023, the Company’s Restated Certificate of Incorporation authorized the Company to issue 500 million shares of common stock, par value $0.001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.
In connection with previous public and private sales of shares of its common stock, the Company has issued warrants and pre-funded warrants, which are exercisable for the purchase shares of the Company’s common stock. All outstanding warrants and pre-funded warrants are currently exercisable and do not have price reset provisions. Upon the closing of these public and

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
private offerings, the Company received approximately 99% of the exercise price for the pre-funded warrants, for which the remaining exercise price is equal to or less than $0.01 per share.

As of March 31, 2023, the Company’s outstanding warrants and pre-funded warrants to purchase shares of common stock consisted of the following:

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

As of March 31, 2023, there are an aggregate of approximately 1.0 million shares of common stock available for issuance under the Company’s equity incentive plans. Approximately 150,000 shares of common stock remain available for issuance under the 2017 ESPP.

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non-employees.

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.6%	2.0%
Expected term (in years)	6.0	6.1
Expected volatility	90.8%	94.5%
Expected dividend yield	0%	0%
Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,021,480	$6.99	6.5	$1
Granted	834,900	0.90
Forfeited and Expired	(26,080)	8.68
Outstanding as of March 31, 2023	2,830,300	$5.18	8.0	$—
Exercisable as of March 31, 2023	1,163,500	$9.72	6.1	$—
Vested and expected to vest as of March 31, 2023	2,210,011	$6.20	7.6	$—

There were no stock options exercised in the three months ended March 31, 2023 and 2022. The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2023 and 2022 was $0.69 and $1.42, respectively.

Restricted Stock Units— The following table summarizes the Company's restricted stock unit activity for the three months ended March 31, 2023:

Number of Shares
Unvested as of December 31, 2022	1,680,563
Granted	4,694,691
Vested	(540,238)
Unvested as of March 31, 2023	5,835,016
During the three months ended March 31, 2023, the Company granted performance-based restricted stock units (“PRSUs”) to its employees. The PRSUs vest 50% based on the Company’s achievement of each of two operational milestones conditioned on the grantee’s continued employment with the Company. As of March 31, 2023, neither of the two performance criteria had been met. The Company believes that the achievement of these operational milestones is probable and, accordingly, stock-based compensation expense has been recognized for the awards using the accelerated attribution model based on the fair value of the awards as of the date of grant and management’s best estimate of the date each operational milestone will be achieved. The

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company will update its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited.
Stock-Based Compensation— As of March 31, 2023, total unrecognized compensation expense related to unvested stock options and restricted stock units was $6.2 million, which is expected to be recognized over a weighted average period of 1.3 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development expense	$831	$704
Selling, general and administrative expense	814	755
Total stock-based compensation	$1,645	$1,459

Stock Appreciation Rights— On November 7, 2022 (the “Grant Date”), the compensation committee of the Board of Directors approved special retention and recognition grants of stock appreciation rights (“SARs”) pursuant to the 2017 Plan to the Company’s President and Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer, and certain other executive officers of the Company. The SARs have a measurement price per SAR equal to $1.80, the closing price per share of the Company’s common stock on the Grant Date, and each grant of SARs will have a maximum term of ten years from the Grant Date. Unless otherwise determined by the Board of Directors, the SARs will be settled in cash upon exercise. The settlement value will be based on the difference between the closing price of the Company’s common stock on the date of settlement less $1.80 multiplied by the number of SARs exercised. The SARs will vest and become exercisable in equal annual installments on the first, second, and third anniversaries of the Grant Date, subject to the recipient remaining an employee of the Company through and including each applicable vesting date.

The calculation of the fair value of the outstanding SARs as of March 31, 2023 includes the closing price of the Company’s common stock of $0.87 and the following assumptions on a weighted average basis:

March 31, 2023
Risk free rate	3.6%
Expected term (years)	5.61
Expected volatility	90.8%
Expected dividend yield	—%
Expected forfeiture rate	22%

The SARs are accounted for as liability awards as settlement will be in the form of cash unless the Board of Directors authorizes settlement in shares of the Company’s common stock and such shares are available to be issued from the 2017 Plan. The Company currently intends to settle the SARs in cash if and when exercised. Compensation expense is recorded based the fair value of the SARs, as determined using the Black-Scholes option valuation model, using an accelerated attribution method as the SARs vest. The Company remeasures the fair value of the outstanding SARs each period until settlement and adjusts life-to-date compensation expense to the period end SARs fair value. For the three months ended March 31, 2023, the Company recognized $403 thousand of compensation expense related to the SARs.

12.    INCOME TAXES
The Company did not record a U.S. federal or state income tax benefit for its losses for the three months ended March 31, 2023 and 2022, due to the conclusion that a full valuation allowance is required against the Company’s U.S. federal and state deferred tax assets. For the three months ended March 31, 2023 and 2022, the Company recorded an immaterial income tax provision related to its Austrian subsidiary.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Numerator:
Net loss	$(24,020)	$(21,965)
Deemed dividend as a result of Class B warrant price reset	—	(2,259)
Net loss attributable to common stockholders	$(24,020)	$(24,224)
Denominator:
Weighted average shares of common stock outstanding—basic and diluted	145,967	33,737
Net loss per share attributable to common stockholders— basic and diluted	$(0.16)	$(0.72)

Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2023 and March 31, 2022 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.01 or less per share. During the three months ended March 31, 2022, in accordance with the Company’s Class B Warrant agreement, the exercise price of each outstanding Class B Warrant was adjusted to the price of shares of the Company’s common stock sold in public or private offerings to the extent such price is lower than the previous Class B warrant price. These price adjustments were accounted for as a deemed dividend that adjusts net loss available to common shareholders for purposes of basic earnings per share. The deemed dividend was calculated using the Black-Scholes pricing model, taking into account historical volatility of the Company’s common stock and the estimated remaining life of the outstanding Class B Warrants. The Class B Warrants expired in December 2022.
The Company’s potentially dilutive securities include outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock for the three months ended March 31, 2023 and 2022. All potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Options to purchase shares of common stock	2,830,300	2,049,158
Unvested restricted stock units	5,835,016	1,940,788
Warrants to purchase shares of common stock (excluding prefunded warrants, which are included in basic shares outstanding)	87,720,773	9,449,028
	96,386,089	13,438,974

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”), on March 21, 2023, the (“Annual Report”). This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
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

In November 2022, we announced positive top-line data from our global, pivotal, Phase 3 clinical trial (4WHIM) evaluating the safety and efficacy of mavorixafor in people with WHIM syndrome. While data review and analysis of the secondary and exploratory endpoints of the 4WHIM trial are ongoing, we plan to present additional results at a company event and at several medical meetings during the second quarter of 2023. We are currently preparing a U.S. New Drug Application (“NDA”) seeking approval of oral, once-daily mavorixafor in the treatment of people aged 12 years and older with WHIM syndrome. This NDA submission is expected early in the second half of 2023.

We are also currently advancing mavorixafor in a Phase 2 clinical trial in people with certain chronic neutropenic disorders following positive results from a Phase 1b clinical trial of mavorixafor in people with idiopathic, cyclic, or congenital neutropenia. Participants are now being enrolled in this Phase 2 clinical trial and we expect to provide an update on clinical results in the second or third quarter of 2023. We also expect to provide clarity on the scope and timing of our planned Phase 3 chronic neutropenia clinical program in the second or third quarter of 2023.

We believe that successfully developing mavorixafor and providing new therapeutic options to individuals diagnosed with certain chronic neutropenic disorders has the potential to revolutionize the treatment landscape, which is principally served by injectable therapies that are frequently associated with treatment-limiting adverse events.

Our Pipeline

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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
(in thousands)
Operating expenses:
Research and development	$22,063	$14,113	$7,950
Selling, general and administrative	7,241	7,664	(423)
Gain of sale of non-financial asset	—	(509)	509
Total operating expenses	29,304	21,268	8,036
Loss from operations	(29,304)	(21,268)	(8,036)
Total other income (expense), net	5,288	(674)	5,962
Loss before provision for income taxes	(24,016)	(21,942)	(2,074)
Provision for income taxes	4	23	(19)
Net loss	$(24,020)	$(21,965)	$(2,055)
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

	Three Months Ended March 31,
	2023	2022	Change
(in thousands
Direct research and development expenses by product candidate:
Mavorixafor	$15,272	$6,149	$9,123
X4P-002	71	888	(817)
X4P-003	14	90	(76)
Unallocated expense	6,706	6,986	(280)
Total research and development expenses	$22,063	$14,113	$7,950

Research and development expenses increased $8.0 million in the three months ended March 31, 2023 as compared to the same period in the prior year. Research and development expenses were higher in the current period due to higher accrued in-license fees. During the three month period ended March 31, 2023, we accrued $5.0 million related to a development milestone under our Genzyme agreement as we believe that it is probable that the milestone will be achieved. Research and development expenses were also higher in the current period due to higher thrid party costs associated with our pivotal Phase 3 clinical trial of mavorixafor for the treatment of people aged 12 years and older with WHIM syndrome.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in sale and marketing, executive, finance and administrative functions. Selling, general and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. Selling, general and administrative expenses were generally consistent as compared to the prior year. We expect selling, general and administrative expenses will grow in the future as we continue to build out our selling, general and administrative functions.

Other Income (Expense), Net

	Three Months Ended March 31,
	2023	2022	Change
(in thousands)
Interest income	$835	$3	$832
Interest expense	(1,109)	(913)	(196)
Change in fair value of derivative liability	—	176	(176)
Change in fair value of Class C warrant liability	5,439	—	5,439
Other income (expense)	123	60	63
Total other income (expense), net	$5,288	$(674)	$5,962

Other income (expense), net, for the three months ended March 31, 2023 increased as compared to the same period in the prior year primarily due to a reduction in the fair value of our Class C warrants, which were issued in the fourth quarter of 2022 and are accounted for as a liability as fair value. We value these Class C warrants using the Black-Scholes option pricing model. A 10% increase (decrease) in the price of our common stock, which is a key input to the valuation model, would result in approximately $2.3 million of expense (income), respectively. Other income (expense), net, also increased in the current period as compared to the same period in the prior year due to an increase in interest income on our money market investments due to a general increase in interest rates and an increase in our invested funds.
Provision for Income Taxes
We did not record a U.S. federal or state income tax benefit for our losses for the three months ended March 31, 2023 and 2022, respectively, due to our conclusion that a full valuation allowance is required against our U.S. federal and state deferred tax assets. For the three months ended March 31, 2023 and 2022, we recorded an immaterial amount of income tax expense related to our Austrian subsidiary.
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

Public and Private Equity Offerings — Over the past several years we have funded our operations primarily from sales of common stock, warrants and prefunded warrants through both public offerings and private placements. For example, most recently in December 2022, we sold shares of common stock and, in lieu of common stock, warrant and pre-funded warrants to purchase shares of common stock in a public offering for gross proceeds of $65.1 million, before offering expenses.

Hercules Loan Agreement — In January 2023, we entered into a Second Amended and Restated Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc., as agent and lender, and Hercules Capital Funding IV LLC and Hercules Capital Funding Trust 2022-1, as lenders (collectively, “Hercules”), which agreement amended and restated the Amended and Restated Loan and Security Agreement dated as of June 27, 2019, as subsequently amended from time to time (the “Previous Loan Agreement”). The Hercules Loan Agreement provides for a term loan of $32.5 million and an interest-only payment period through October 1, 2024, provided however, if certain conditions are met, then the interest-only payment period will be extended to January 1, 2026. To date, we have borrowed the full $32.5 million under the Hercules Loan Agreement, and such amount remains outstanding as of March 31, 2023.

Going Concern— Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. As of March 31, 2023, our cash and cash equivalents were $93.4 million, and our restricted cash balance was $1.0 million. We have a covenant under our Hercules Loan Agreement that currently requires that we maintain a minimum level of cash of $20.0 million, subject to reduction to $10 million upon the achievement of operational milestones. Based on our current financial projections and with no additional funding, we believe we will not be able to maintain the minimum cash required to satisfy this covenant beginning in the first quarter of 2024. In such event, the lenders could require the repayment of all outstanding debt.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the one-year period following the issuance of our condensed consolidated financial statements for the period ended March 31, 2023. To finance our operations, we will need to raise additional capital, which cannot be assured. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(24,020)	$(21,965)
Adjustments to reconcile net loss to net cash used in operating activities	(3,108)	2,036
Changes in operating assets and liabilities	616	(300)
Net cash used in operating activities	(26,512)	(20,229)
Net cash used in investing activities	(9)	(22)
Net cash (used in) provided by financing activities	(2,124)	4,956
Effect of exchange rate changes on cash, cash equivalents and restricted cash	50	(69)
Net decrease in cash, cash equivalents and restricted cash	(28,595)	(15,364)
Cash, cash equivalents and restricted cash, beginning of period	$123,028	$83,108
Cash, cash equivalents and restricted cash, end of period	$94,433	$67,744

Operating Activities During the three months ended March 31, 2023, net cash used in operating activities was $26.5 million, primarily resulting from our net loss of $24.0 million, adjusted for noncash expenses of $3.1 million and changes in our operating assets and liabilities of $0.6 million. Non-cash expenses primarily includes the change in fair value of our Class C warrant liability, stock-based compensation expense, non-cash lease expense and non-cash interest expense. Net cash used in operating activities for the three months ended March 31, 2022 was $20.2 million, primarily resulting from our net losses of $22.0 million, adjusted for noncash expenses of $2.0 million and changes in our operating assets and liabilities of $0.3 million. Net cash used in operating activities increased during the three months ended March 31, 2023 as compared to the same period in the prior year primarily due to an increase in our research and development expenses.
Investing Activities During the three months ended March 31, 2023 and 2022, cash used in investing activities were in each period less than $0.1 million.
Financing Activities During the three months ended March 31, 2023, net cash used in financing activities was $2.1 million, consisting primarily of fees paid to Hercules for the amendment and restatement of our Hercules Loan Agreement, including the settlement of a $1.3 million end-of-term payment. During the three months ended March 31, 2022, net cash provided by financing activities was $5.0 million, consisting primarily of $5.9 million of proceeds from a private placement equity offering that closed during the period and the sale of shares of our common stock to Lincoln Park, partially offset by $0.8 million of end-of-term payments made pursuant to our Hercules Loan Agreement.
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

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2022 as part of our Annual Report. In addition, see Note 2 of these condensed consolidated financial statements under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended March 31, 2023.
Smaller Reporting Company Status
We are a smaller reporting company (“SRC”) as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K. We may take advantage of certain of the scaled disclosures available to smaller reporting companies for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As an SRC, we are not required to provide the information requested by this Item.
Item 4    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a late clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. Since inception, we have incurred significant operating losses. Our net losses were $93.9 million, $88.7 million and $62.1 million for the years ended December 31, 2022, 2021 and 2020 respectively, and were $24.0 million for the quarter ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $400.8 million. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability.

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
We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. For example, we experienced delays in clinical trial site activation and slower patient enrollment in some of our clinical trials as a result of the COVID-19 pandemic, which delayed our expectations regarding our ability to report data from those trials. Assuming that we complete the development of and obtain marketing approval for any of our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.
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

As of March 31, 2023, we have cash and cash equivalents of $93.4 million. We will require additional capital to sustain our operations, and to carry out our business plans, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured. We will also require additional capital to satisfy the covenant under our existing debt facility with Hercules Capital, Inc. and certain affiliated entities (“Hercules”) that requires that we maintain a minimum level of cash of $20.0 million, subject to reduction to $10.0 million upon the achievement of certain conditions. Based on our current cash flow projections and assuming no additional funding, we will fail to maintain the minimum cash required to satisfy this covenant as soon as the first quarter of 2024. In such event, Hercules could require the repayment of all outstanding debt. Based on the foregoing, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements appearing elsewhere in this Quarterly Report. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty described above. See also the risk factor titled “Our term loan contains restrictions that limit our flexibility in operating our business” below.

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
•the costs to operate as a public company; and
•business interruptions resulting from pandemics and public health emergencies, including those related to the COVID-19 pandemic, geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.
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
We may experience delays in our current or future clinical trials, including our Phase 2 clinical trial of mavorixafor for the treatment of chronic neutropenic disorders. As a result of the COVID-19 pandemic, we experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and chronic neutropenia disorders. Clinical trials may be delayed, suspended or terminated for a variety of reasons, including the following:
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
•delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the rate at which we can recruit, enroll and retain patients in testing our product candidates, and we have made certain assumptions about the rate at which we can enroll patients in our clinical trials. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing mavorixafor and any other current or future product candidates that we may develop as well as completion of required follow-up periods. For example, as a result of the COVID-19 pandemic, we have experienced, and expect to continue to experience, a slower enrollment pace.
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
If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. Our lead clinical candidate, mavorixafor, is being developed as an oral, once-daily therapy for the potential treatment of a variety of chronic neutropenic disorders, including WHIM syndrome. We have advanced mavorixafor through a pivotal, Phase 3 clinical trial (the “4WHIM trial) in people with WHIM syndrome, and are currently advancing mavorixafor in a Phase 2 clinical trial in people with certain chronic neutropenic disorders. We are currently aware of only a few small available patient registries for WHIM syndrome, and we rely on various estimates and assumptions to estimate the addressable WHIM syndrome population. Based on a broad online survey of physicians to validate current prevalence estimates and additional research using artificial intelligence, which interrogated a database of more than 300 million anonymized patient records that spanned 10 years of insurance claims, we estimate there are up to 3,700 diagnosed and undiagnosed WHIM patients in the United States, many of whom were previously undiagnosed. If the commercial opportunity in any of our target indications, including WHIM syndrome is smaller than we anticipate, whether because our estimates of the addressable patient population prove to be incorrect or for other reasons, our potential future revenue from mavorixafor may be adversely affected and our business may suffer.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters and public health epidemics, such as the COVID-19 pandemic.

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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates and their subcontractors     that perform certain services involving the use or disclosure of individually identifiable health information, and their subcontractors that use, disclose, or otherwise process individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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

There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, Congress is considering additional health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
We have relied upon and plan to continue to rely upon third-party contract research organizations and clinical data management organizations to monitor and manage data for our ongoing preclinical and clinical programs. Although we control only certain aspects of their activities, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to conduct our preclinical studies in accordance with Good Laboratory Practice, or GLP, requirements and the Laboratory Animal Welfare Act of 1966 requirements. We, our CROs and our clinical trial sites are required to comply with regulations and current Good Clinical Practices, or GCP, and comparable foreign requirements to ensure that the health, safety and rights of patients are protected in clinical trials, and that data integrity is assured. Regulatory authorities ensure compliance with GCP requirements through periodic inspections of trial sponsors and trial sites. If we, any of our CROs or our clinical trial sites fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials or a specific site may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.
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
•period-to-period fluctuations in our financial results; and
•the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report
In addition, companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with the COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business, financial condition, results of operations and reputation.

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
Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with this Quarterly Report. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When we cease to be a smaller reporting company and no longer qualify as a non-accelerated filer, we will be required to incur substantial additional professional fees and internal costs to expand our accounting and finance functions in order to include such attestation report.
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

X4 PHARMACEUTICALS, INC.

Date: May 4, 2023	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President and Chief Executive Officer

Date: May 4, 2023	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer