Form 10-Q
period 2023-06-30
X4 Pharmaceuticals, Inc
filed 2023-08-10
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 7, 2023, the registrant had 164,424,897 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$136,428	$121,718
Marketable securities	4,881	—
Research and development incentive receivable	820	1,152
Prepaid expenses and other current assets	5,520	5,807
Total current assets	147,649	128,677
Property and equipment, net	868	1,104
Goodwill	17,351	17,351
Right-of-use assets	6,452	7,229
Other assets	1,079	1,225
Total assets	$173,399	$155,586
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,108	$7,777
Accrued expenses	15,231	12,034
Current portion of lease liability	1,148	1,198
Current portion of long-term debt	764	1,315
Total current liabilities	22,251	22,324
Long-term debt, net of discount and current portion	31,836	32,304
Lease liabilities	3,124	3,603
Warrant liability (Note 4)	47,179	23,131
Other liabilities	1,474	173
Total liabilities	105,864	81,535
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 164,418,011 and 121,667,250 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	164	122
Additional paid-in capital	523,960	450,786
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(456,470)	(376,738)
Total stockholders’ equity	67,535	74,051
Total liabilities and stockholders’ equity	$173,399	$155,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$15,601	$13,821	37,664	27,934
Selling, general and administrative	10,204	6,749	17,445	14,413
Gain on sale of non-financial asset	—	—	—	(509)
Total operating expenses	25,805	20,570	55,109	41,838
Loss from operations	(25,805)	(20,570)	(55,109)	(41,838)
Other expense, net:
Interest income	914	4	1,749	7
Interest expense	(1,148)	(918)	(2,257)	(1,831)
Change in fair value of derivative liability	—	335	—	511
Change in fair value of warrant liability	(29,860)	—	(24,421)	—
Other income (expense), net	202	(59)	325	1
Total other expense, net	(29,892)	(638)	(24,604)	(1,312)
Loss before provision for income taxes	(55,697)	(21,208)	(79,713)	(43,150)
Provision for income taxes	15	4	19	27
Net loss and comprehensive loss	(55,712)	(21,212)	(79,732)	(43,177)
Deemed dividend on Class B Warrant price reset	—	—	—	(2,259)
Net loss attributable to common stockholders	$(55,712)	$(21,212)	$(79,732)	$(45,436)
Net loss per share attributable to common stockholders—basic and diluted	$(0.33)	$(0.60)	$(0.51)	$(1.31)
Weighted average shares of common stock outstanding—basic and diluted	168,738	35,437	157,416	34,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	121,667,250	$122	$450,786	$(119)	$(376,738)	$74,051
Vesting of restricted stock units	540,238		—			—
Stock-based compensation expense			1,645			1,645
Net loss					(24,020)	(24,020)
Balance at March 31, 2023	122,207,488	122	452,431	(119)	(400,758)	51,676
Issuance of common stock and prefunded warrants in private placement equity transaction, net of issuance costs	34,521,046	35	60,408			60,443
Issuance of shares of common stock under employee stock purchase plan	114,577	—	175			175
Exercise of stock options and warrants	7,476,345	7	8,804			8,811
Vesting of restricted stock units	98,555	—	—			—
Stock-based compensation expense			2,142			2,142
Net loss					(55,712)	(55,712)
Balance at June 30, 2023	164,418,011	$164	$523,960	$(119)	$(456,470)	$67,535

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	28,127,657	$28	$347,374	$(119)	$(282,871)	$64,412
Issuance of common stock, redeemable common stock and pre-funded warrants for the purchase of common stock, net of issuance costs	2,512,902	3	5,817			5,820
Exercise of warrants	100		—			—
Vesting of restricted stock units, net of shares withheld and retired to satisfy tax obligations	168,817		(12)			(12)
Stock-based compensation			1,459			1,459
Net loss					(21,965)	(21,965)
Balance at March 31, 2022	30,809,476	31	354,638	(119)	(304,836)	49,714
Issuance of common stock under employee stock purchase plan	72,727		49			49
Vesting of restricted stock units	108,995		—			—
Stock-based compensation			1,522			1,522
Net loss					(21,212)	(21,212)
Balance at June 30, 2022	30,991,198	$31	$356,209	$(119)	$(326,048)	$30,073

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(79,732)	$(43,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,787	2,981
Depreciation and amortization expense	253	265
Non-cash lease expense	775	734
Accretion of debt discount	438	397
Change in fair value of warrant liability	24,421	—
Other	(41)	(294)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research and development incentive receivable	479	821
Accounts payable	(2,815)	(605)
Accrued expenses and other long-term liabilities	5,024	651
Lease liabilities	(526)	(476)
Net cash used in operating activities	(47,937)	(38,703)
Cash flows from investing activities:
Purchase of marketable securities	(4,876)	—
Acquisition of property and equipment	(17)	(60)
Net cash used in investing activities	(4,893)	(60)
Cash flows from financing activities:
Proceeds from issuance of shares of common stock under employee stock purchase plan and from exercise of stock options and warrants	8,613	70
Employee taxes paid related to net share settlement of vested restricted stock units	—	(12)
Fees paid to amendment loan and security agreement and issuance costs related to the sale of warrants	(381)	(439)
Repayments of borrowings under loan and security agreement	(1,300)	(795)
Proceeds from sale of shares of common stock, and pre-funded warrants, net of issuance costs	60,282	5,785
Net cash provided by financing activities	67,214	4,609
Effect of exchange rate changes on cash, cash equivalents and restricted cash	44	(271)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,428	(34,425)
Cash, cash equivalents and restricted cash at beginning of period	123,028	83,108
Cash, cash equivalents and restricted cash at end of period	$137,456	$48,683

Issuance costs not yet paid related to sale of shares of common stock, warrants and pre-funded warrants	283	101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a late-stage clinical biopharmaceutical company focused on the research and development of novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system. The Company’s lead clinical candidate is mavorixafor, a small molecule antagonist of the chemokine receptor CXCR4 that is being developed as an oral, once-daily therapy. Due to its ability to increase the mobilization of mature, functional white blood cells from the bone marrow into the bloodstream, the Company believes that mavorixafor has the potential to provide therapeutic benefit across a variety of chronic neutropenic disorders and WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis (“WHIM”)) syndrome, a rare, primary immunodeficiency, and certain cancers. Following announcement of positive top-line data from the Company’s global, pivotal, Phase 3 clinical trial in November 2022, the Company is preparing a United States regulatory submission seeking approval of oral, once-daily mavorixafor in the treatment of people aged 12 years and older with WHIM syndrome. The Company is also currently enrolling participants in a Phase 2 clinical trial in people with certain chronic neutropenic disorders following positive results from a Phase 1b clinical trial evaluating mavorixafor in people with idiopathic, cyclic, or congenital neutropenia that were presented in the third quarter of 2022. The Company also conducted a proof-of-concept Phase 1b clinical trial of mavorixafor in combination with ibrutinib in people with Waldenström’s macroglobulinemia (“Waldenström’s”), a rare form of lymphoma. The Company reported positive results from the Waldenström’s Phase 1b trial in the third quarter of 2022 and concluded the trial in December 2022. Any further studies of mavorixafor in Waldenström’s or other oncology indication will be subject to completing a strategic partnership. The Company is headquartered in Boston, Massachusetts and has an additional facility in Vienna, Austria.

Going Concern Assessment—In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU 2014-15”), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after August 10, 2023, which is the date that the condensed consolidated financial statements were issued. Since inception, the Company has incurred significant operating losses and negative cash flows from operations. As of June 30, 2023, the Company had $141.3 million of cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $456.5 million. Net cash used in operating activities was $47.9 million for the six months ended June 30, 2023. On August 2, 2023, the Company entered into an amendment (the “Amendment”) to its Second Amended and Restated Loan and Security Agreement (as amended by the Amendment, the “Amended Hercules Loan”) with Hercules Capital Inc. (“Hercules”). The Amended Hercules Loan extended the interest-only period from October 2024 to April 2025, provided an additional $22.5 million in borrowings at closing and increased the available borrowing capacity to $115.0 million. The Amended Hercules Loan requires that the Company maintain a minimum level of cash of $20 million though January 2025 and thereafter subject to reductions upon the Company’s achievement of operational milestones. See Note 14 (Subsequent Event) for more information.

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of Accounting Standards Codification (“ASC”) 205-40. The Company has adequate financial resources to fund its forecasted operating costs for at least one year after the date that these condensed consolidated financial statements were issued on August 10, 2023. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Based on its current cash flow projections and considering the terms of the Amended Hercules Loan and with no additional funding, the Company believes it has sufficient cash, cash equivalents and marketable securities to fund operations into 2025. However, to finance its operations in 2025 and beyond, the Company will need to raise additional capital, which cannot be assured. Unless and until the Company reaches profitability in the future, it will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect its business prospects, or it may be unable to continue operations.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including X4 Pharmaceuticals (Austria) GmbH, which is incorporated in Vienna, Austria (“X4 Austria”), and X4 Therapeutics, Inc. All significant intercompany accounts and transactions have been eliminated.
Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2022 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022 included in the 2022 Annual Report filed with the SEC on March 21, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and cash flows have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds, treasury bills and federal government agency notes as of June 30, 2023 and December 31, 2022.
Marketable Securities— Marketable securities consist of short-term debt securities classified as available-for-sale having maturities greater than 90 days, but less than 365 days from the date of acquisition. The Company determines the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. The Company’s marketable securities consist of available-for-sale securities that are classified as Level 2 because their value is based on valuations using significant inputs derived from, or corroborated by, observable market data. The cost of available-for-sale securities sold is based on the specific-identification method. Unrealized gain and losses on available-for-sale are included as a component of other comprehensive (loss) income on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity and as a component of total comprehensive (loss) income on the condensed consolidated statement of operations and comprehensive loss until realized. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in other (expense) income, net on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company reviews

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

marketable securities for impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive (loss) income, net of taxes. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity of the impairment, collectability of the security, and any adverse conditions specifically related to the security, an industry, or geographic area.
Restricted Cash

(in thousands)	As of June 30, 2023	As of December 31, 2022
Letter of credit security: Waltham lease	$250	$250
Letter of credit security: Vienna Austria lease	207	205
Letter of credit security: Boston lease	571	855
Total restricted cash	$1,028	$1,310
Restricted cash included in prepaid expenses and other current assets	$250	$285
Restricted cash included in other assets	$778	$1,025
In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum of the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$136,428	$121,718
Restricted cash, current portion	250	285
Restricted cash, non-current	778	1,025
Total cash, cash equivalents and restricted cash	$137,456	$123,028
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform an interim quantitative impairment test, whereby the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than its carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. There were no triggering events during the three months ended June 30, 2023 that necessitated an interim impairment test of goodwill.

Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended. ASU 2016-13 requires that financial assets measured at amortized cost, such as trade receivables, be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. The Company adopted

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ASU 2016-13 on January 1, 2023. As the Company did not have accounts receivable or marketable securities on its consolidated balance sheet as of the date of adoption, there was no impact to the adoption of ASU 2016-13.

3.    LICENSE, COLLABORATION AND FUNDING AGREEMENTS
Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses and capital expenditures incurred by the Company’s subsidiary in Austria. As of June 30, 2023, the amount due under the program is $0.8 million, which amount is included in research and development incentive receivable in the condensed consolidated balance sheet. During each of the six months ended June 30, 2023 and 2022, the Company recorded $0.3 million of income related to the program within the condensed consolidated statements of operations as other income.

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

The Company is obligated to pay Genzyme milestone payments in the aggregate amount of up to $25.0 million, contingent upon the achievement by the Company of certain clinical-stage regulatory and sales milestones with respect to licensed products. During the six months ended June 30, 2023, the Company accrued $5.0 million related to a development milestone under the Genzyme Agreement as the Company believes that it is probable under ASC Topic 450, Contingencies, that the milestone will be achieved. The $5.0 million accrued payment has been recorded within research and development expense on the condensed consolidated statements of operations. An additional $7.0 million of regulatory milestone payments are not yet probable but are reasonably possible of becoming payable with the next ten to eighteen month period under the Genzyme Agreement. The Company is also obligated to pay Genzyme tiered royalties based on net sales of licensed products that the Company commercializes under the agreement.

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

There were no material modifications of the Company’s license or collaboration agreements during the six months ended June 30, 2023.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$73,021	$—	$—	$73,021
Cash equivalents—treasury bills, federal government agency notes	—	3,971	—	3,971
Marketable securities— treasury bills, federal government agency notes	—	4,881	—	4,881
	$73,021	$8,852	$—	$81,873
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	47,179	47,179
	$—	$—	$47,189	$47,189

	Fair Value Measurements as of December 31, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$70,170	$2,858	$—	$73,028
	$70,170	$2,858	$—	$73,028
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	23,131	23,131
	$—	$—	$23,141	$23,141

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

The following table provides a roll-forward of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	Class C Warrant Liability	Total
Balance as of December 31, 2022	$10	$23,131	$23,141
Change in fair value	—	24,421	24,421
Reclassification of warrant liability to permanent equity upon exercise	—	(373)	(373)
Balance as of June 30, 2023	$10	$47,179	$47,189

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the results of third party valuations, which are prepared based on a discounted cash flow model that considers the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 14%.

Class C Warrant Liability— In December 2022, the Company issued Class C Warrants for the purchase of shares of its common stock in a public offering of common stock. The Class C Warrants are accounted for as a liability on the condensed consolidated balance sheet and are adjusted to fair value at period end through “other expense, net” in the condensed, consolidated statements of operations and comprehensive loss.

The Company calculated the fair value of the Class C Warrants using the Black-Scholes option pricing model, which represents a Level 3 measurement within the fair value hierarchy, with the following inputs:

	June 30, 2023	December 31, 2022
Common stock price	$1.94	$0.99
Risk-free interest rate	4.2%	4.0%
Expected term (in years)	4.4 years	4.9 years
Expected volatility	97.4%	101.7%
Expected dividend yield	—%	—%

5.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Leasehold improvements	$228	$228
Furniture and fixtures	1,273	1,268
Computer equipment	181	173
Software	24	24
Lab equipment	643	639
	2,349	2,332
Less: Accumulated depreciation and amortization	(1,481)	(1,228)
	$868	$1,104
Depreciation and amortization expense related to property and equipment was $253 thousand and $265 thousand for the six months ended June 30, 2023 and 2022, respectively.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued employee compensation and benefits	$5,676	6,592
Accrued external research and development expenses	8,014	3,906
Accrued professional fees	1,088	571
Accrued deferred financing fees	65	591
Other	388	374
	$15,231	$12,034
7.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Principal amount of long-term debt	$32,500	$32,500
Debt discount, net of accretion	(858)	(196)
Cumulative accretion of end of term payments	958	1,315
Long-term debt	$32,600	$33,619
Less: current portion	$(764)	$(1,315)
Long-term debt, net of current portion	$31,836	$32,304
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

Borrowings under the Hercules Loan Agreement are repayable in monthly interest-only payments through September 2024, and in equal monthly payments of principal and accrued interest from October 1, 2024 until the maturity date of the loan on April 1, 2026; provided, however, if certain conditions are met and the Company achieves certain operational and financial milestones, the maturity date will be extended to July 1, 2027. The Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of 3.0% of the principal amount outstanding as of the date of repayment. In addition, the Hercules Loan Agreement provides for payments of $0.8 million and $1.3 million payable on July 1, 2023 and April 1, 2026, respectively, which payments are accelerated upon the prepayment of the borrowings upon the Company’s election or upon default of the loan. Borrowings under the Hercules Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for its intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property).

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Hercules Loan Agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total interest expense	$1,148	$918	$2,257	$1,827
Non-cash interest expense	$219	$198	$444	$397
The annual effective interest rate of the Hercules Loan Agreement as of June 30, 2023 is 14.1%. There were no principal payments due or paid under the Hercules Loan Agreement during the six months ended June 30, 2023. An end-of-term payment of $1.3 million was paid during the six months ended June 30, 2023 in conjunction with the second amendment and restatement of the Hercules Loan Agreement, which was entered into on January 6, 2023. The Company concluded that the amendment and restatement represented a modification to the debt. Accordingly, fees paid to third parties directly related to the amended and restated debt were expensed as incurred and fees paid to Hercules in conjunction with the amendment and restatement were deferred and are being amortized to interest expense over the life of the debt arrangement using the effective interest method.
As of June 30, 2023, future principal and accrued end-of-term payments due under the Hercules Loan Agreement were as follows (in thousands):

Year Ending December 31,	Total
2023	$764
2024	4,742
2025	20,382
2026	7,570
Long-term debt	$33,458
On August 2, 2023, the Company entered into the Amendment with Hercules as further described in Note 14.

Year Ending December 31,	Total
2023	$—
2024	—
2025	24,720
2026	30,474
Long-term debt	$55,194

8.    LEASES
The Company has lease agreements for its facilities in Boston, Massachusetts, which is the Company’s principal executive office; Vienna, Austria, which is the Company’s research and development center; and Waltham, Massachusetts, which the Company has sublet to a third party. There are no restrictions or financial covenants associated with any of the lease agreements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2023	2022	2023	2022
Fixed operating lease cost	$521	$524	$1,043	$1,054
Total lease expense	$521	$524	$1,043	$1,054
Other information
Operating cash flows from operating leases	$345	$338	$691	$680
Sublease income	$48	$49	$97	$98
Weighted-average remaining lease term—operating leases	3.6 years
Weighted-average discount rate—operating leases	11.4%

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of lease liabilities due under lease agreements that have commenced as of June 30, 2023 are as follows (in thousands)

Maturity of lease liabilities	Operating Leases
2023 (remainder of the year)	$807
2024	1,377
2025	1,406
2026	1,336
2027	283
Thereafter	47
Total lease payments	5,256
Less: interest	(984)
Total operating lease liabilities as of June 30, 2023	$4,272

9.    COMMITMENTS AND CONTINGENCIES
The Company has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials. The Company’s agreement with the CMO who produces batches of drug substance for use in the Company’s clinical drug supply contains cancellation provisions that would require the Company to pay up to the full contract value upon cancellation. As of June 30, 2023, the Company has approximately $2.0 million of such commitments in place subject to cancellation provisions.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2023 or December 31, 2022.
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

10.    COMMON STOCK AND COMMON STOCK WARRANTS
As of June 30, 2023, the Company’s Restated Certificate of Incorporation authorized the Company to issue 500 million shares of common stock, par value $0.001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.
Q2 2023 Private Placement
On May 15, 2023, the Company entered into a securities purchase agreement pursuant to which it agreed to issue and sell to several institutional and accredited investors (the “Investors”), in a private placement (the “Q2 2023 Private Placement”),

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

34,521,046 shares of common stock at a price of $1.52 per share and pre-funded warrants to purchase 8,263,157 shares of common stock at a purchase price of $1.519 per pre-funded warrant (representing the price of $1.52 per share minus the $0.01 per share exercise price of each such prefunded warrant). The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. The Q2 2023 Private Placement closed on May 18 , 2023. The Company received gross proceeds of $65.0 million, before deducting offering expenses paid by the Company.

Also on May 15, 2023, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to register for resale the common shares issued in the Q2 2023 Private Placement and the issuance of the shares of common stock underlying the pre-funded warrants held by the Investors (the “Registrable Securities”). Under the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the Registrable Securities by no later than June 14, 2023. Such registration statement was filed on June 9, 2023 and was declared effective by the SEC on June 20, 2023. The Company has agreed to use commercially reasonable efforts to keep such registration statement effective until the date the shares of common stock sold in the Q2 2023 Private Placement and the shares of common stock underlying the pe-funded warrants covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction.
Warrants and Pre-Funded Warrants
In connection with public and private sales of shares of its common stock, the Company has issued warrants and pre-funded warrants, which are exercisable for the purchase shares of the Company’s common stock. All outstanding warrants and pre-funded warrants are currently exercisable and do not have price reset provisions. Upon the closing of these public and private offerings, the Company received approximately 99% of the exercise price for the pre-funded warrants, for which the remaining exercise price is equal to or less than $0.01 per share.

Warrant Exercises
During the six months ended June 30, 2023, 7,474,314 warrants were exercised and the Company received $8.4 million in proceeds.

As of June 30, 2023, the Company’s outstanding warrants and pre-funded warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price		Expiration Date
October 25, 2016	5,155	$19.78		October 24, 2026
December 28, 2017	115,916	$19.78		December 28, 2027
September 12, 2018	20,220	$19.78		September 12, 2028
October 19, 2018	20,016	$19.78		October 19, 2028
March 13, 2019	5,000	$19.78		March 12, 2029
April 16, 2019	3,866,154	$13.20		April 15, 2024
November 29, 2019	1,250,000	$12.00	(a)	n/a
March 23, 2021	50,000	$8.70	(b)	n/a
November 9, 2021	2,008,032	$4.98	(c)	n/a
March 3, 2022	766,666	$1.80	(d)	n/a
July 6, 2022	13,276,279	$1.095	(e)	n/a
July 6, 2022	44,076,050	$1.095		July 6, 2027
December 9, 2022	32,137,948	$1.50		December 9, 2027
December 9, 2022	6,800,000	$1.10	(f)	n/a
May 19, 2023	8,263,157	$1.52	(g)	n/a
	112,660,593
(a) In November 2019, the Company received $11.999 per pre-funded warrant, or $21.0 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant. (b) In March 2021, the Company received $8.69 per pre-funded warrant, or $435 thousand in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.01 per pre-funded warrant. (c) In November 2021, the Company received $4.97 per pre-funded warrant, or $10.0 million in aggregate proceeds. Each

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

pre-funded warrant may be exercised for an additional $0.01 per pre-funded warrant. (d) In March 2022, the Company received $1.79 per pre-funded warrant, or $1.4 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.01 per pre-funded warrant. (e) In July 2022, the Company received $1.094 per pre-funded warrant, or $14.5 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant. (f) In December 2022, the Company received $1.099 per pre-funded warrant, or $7.5 million in aggregate proceeds. (g) In May 2023, the Company received $1.519 per pre-funded warrant, or $12.6 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant.

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

As of June 30, 2023, there are an aggregate of approximately 4.1 million shares of common stock available for issuance under the Company’s equity incentive plans. Approximately 5.0 million shares of common stock remain available for issuance under the 2017 ESPP.

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non-employees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	4.0%	3.0%	3.8%	2.1%
Expected term (in years)	6.1	6.1	6.0	6.1
Expected volatility	93.4%	95.1%	92.1%	94.6%
Expected dividend yield	0%	0%	0%	0%

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,021,480	$6.99	6.5	$1
Granted	1,597,400	1.36
Exercised	(2,031)	1.50
Forfeited and Expired	(33,663)	8.47
Outstanding as of June 30, 2023	3,583,186	$4.47	8.3	$1,062
Exercisable as of June 30, 2023	1,222,051	$9.57	6.0	$15
Vested and expected to vest as of June 30, 2023	2,726,046	$5.37	7.9	$666

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2023 and 2022 was $1.05 and $1.34, respectively.

Restricted Stock Units— The following table summarizes the Company's restricted stock unit activity for the six months ended June 30, 2023:

Number of Shares
Unvested as of December 31, 2022	1,680,563
Granted	5,064,691
Vested	(644,179)
Forfeited	(241,843)
Unvested as of June 30, 2023	5,859,232
During the six months ended June 30, 2023, the Company granted performance-based restricted stock units (“PRSUs”) to its employees. The PRSUs vest 50% based on the Company’s achievement of each of two operational milestones conditioned on the grantee’s continued employment with the Company. As of June 30, 2023, neither of the two performance criteria had been met. The Company believes that the achievement of these operational milestones is probable and, accordingly, stock-based compensation expense has been recognized for the awards using the accelerated attribution model based on the fair value of the awards as of the date of grant and management’s best estimate of the date each operational milestone will be achieved. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited.
Stock-Based Compensation— As of June 30, 2023, total unrecognized compensation expense related to unvested stock options and restricted stock units was $6.3 million, which is expected to be recognized over a weighted average period of 1.5 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development expense	$1,120	$710	$1,951	$1,414
Selling, general and administrative expense	1,022	812	1,836	1,567
Total stock-based compensation	$2,142	$1,522	3,787	2,981

Stock Appreciation Rights— On November 7, 2022 (the “Grant Date”), the compensation committee of the Board of Directors

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The calculation of the fair value of the outstanding SARs as of June 30, 2023 includes the closing price of the Company’s common stock of $1.94 and the following assumptions on a weighted average basis:

June 30, 2023
Risk free rate	4.1%
Expected term (years)	5.36
Expected volatility	94.8%
Expected dividend yield	—%
Expected forfeiture rate	22%

The SARs are accounted for as liability awards as settlement will be in the form of cash unless the Board of Directors authorizes settlement in shares of the Company’s common stock and such shares are available to be issued from the 2017 Plan. The Company currently intends to settle the SARs in cash if and when exercised. Compensation expense is recorded based the fair value of the SARs, as determined using the Black-Scholes option valuation model, using an accelerated attribution method as the SARs vest. The Company remeasures the fair value of the outstanding SARs each period until settlement and adjusts life-to-date compensation expense to the period end SARs fair value. For the six months ended June 30, 2023, the Company recognized $3.1 million of compensation expense related to the SARs.

12.    INCOME TAXES
The Company did not record a U.S. federal or state income tax benefit for its losses for the six months ended June 30, 2023 and 2022, due to the conclusion that a full valuation allowance is required against the Company’s U.S. federal and state deferred tax assets. For the six months ended June 30, 2023 and 2022, the Company recorded an immaterial income tax provision related to its Austrian subsidiary.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(55,712)	$(21,212)	$(79,732)	$(43,177)
Deemed dividend as a result of Class B warrant price reset	—	—	—	(2,259)
Net loss attributable to common stockholders	$(55,712)	$(21,212)	$(79,732)	$(45,436)
Denominator:
Weighted average shares of common stock outstanding—basic and diluted	168,738	35,437	157,416	34,592
Net loss per share attributable to common stockholders— basic and diluted	$(0.33)	$(0.60)	$(0.51)	$(1.31)

Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2023 and June 30, 2022 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.01 or less per share. During the six months ended June 30, 2022, in accordance with the Company’s Class B Warrant agreement, the exercise price of each outstanding Class B Warrant was adjusted to the price of shares of the Company’s common stock sold in public or private offerings to the extent such price is lower than the previous Class B warrant price. These price adjustments were accounted for as a deemed dividend that adjusts net loss available to common shareholders for purposes of basic earnings per share. The deemed dividend was calculated using the Black-Scholes pricing model, taking into account historical volatility of the Company’s common stock and the estimated remaining life of the outstanding Class B Warrants. The Class B Warrants expired in December 2022.
The Company’s potentially dilutive securities include outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock for the three and six months ended June 30, 2023 and 2022. All potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase shares of common stock	3,583,186	1,953,953	3,583,186	1,953,953
Unvested restricted stock units	5,859,232	1,765,663	5,859,232	1,765,663
Warrants to purchase shares of common stock (excluding prefunded warrants, which are included in basic shares outstanding)	80,246,459	9,449,028	80,246,459	9,449,028
	89,688,877	13,168,644	89,688,877	13,168,644

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    SUBSEQUENT EVENT
On August 2, 2023, the Company and Hercules entered into the Amendment (as defined in Note 1 above).

The Amended Loan Agreement (as defined in Note 1 above) increases the Company’s existing borrowing capacity and provides for a term loan facility of up to $115.0 million, including: (i) $32.5 million outstanding under the Hercules Loan Agreement prior to effectiveness of the Amendment, (ii) a $22.5 million term loan tranche drawn upon the closing of the Amendment, (iii) an additional tranche of up to $20.0 million, which will be available in either one or two drawings following U.S. approval of mavorixafor in individuals with WHIM syndrome (“Approval”) until the earlier of (A) 45 days following Approval and (B) September 30, 2024 in the case of the first drawing, and until December 15, 2024 in the case of a second drawing, (iv) an additional tranche of $7.5 million, which will be available following achievement of a certain clinical development-related milestone through the earlier of (A) 45 days following achievement of such milestone and (B) December 15, 2024 and (v) an additional tranche of up to $32.5 million, which will be available subject to approval by Hercules in its sole discretion.

Borrowings under the Amended Loan Agreement continue to bear interest at a variable rate equal to the greater of (i) 10.15% or (ii) 3.15% plus the Wall Street Journal prime rate. In an event of default (as defined in the Amended Loan Agreement) and until such event is no longer continuing, the interest rate applicable to borrowings under the Amended Loan Agreement would be increased by 4%.

Borrowings under the Amended Loan Agreement are repayable in monthly interest-only payments through March 1, 2025, and in equal monthly payments of principal and accrued interest from April 1, 2025 (the “Amortization Date”) until the maturity date of the loans. The Amortization Date may be extended (i) to October 1, 2026, if Approval occurs on or prior to September 30, 2026, and (ii) to the maturity date if an extension pursuant to the foregoing clause (i) has occurred and no event of default occurs. The loans mature on October 1, 2026; provided, however, such maturity date will be extended to July 1, 2027 if the Amortization Date is extended pursuant to clause (i) of the foregoing sentence. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium that remains unchanged – 3% during the first 12 months following the Original Closing Date, 2% during the following 12 months and 1% thereafter. In addition, the Amended Loan Agreement provides for payment of an additional end-of-term fee equal to 3.5% of the aggregate principal amount of loans drawn under the Amended Loan Agreement (excluding the $32.5 million previously outstanding), payable upon the earlier of maturity or the repayment in full of all obligations under the Amended Loan Agreement.

Borrowings under the Amended Loan Agreement continue to be collateralized by substantially all of the Borrowers’ personal property and other assets except for their intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property). The affirmative and negative covenants to which the Borrowers will remain subject remain largely unchanged under the Amended Loan Agreement. The Company has agreed to certain updated financial and performance covenants:
•Prior to January 31, 2025, the Company must maintain cash in an account or accounts in which Hercules has a first priority security interest (“Qualified Cash”) in an aggregate amount equal to at least $20.0 million.
•On and after January 31, 2025, such amount must equal at least 20% of the aggregate principal amount of loans outstanding under the Amended Loan Agreement.
•From and after January 31, 2025, the Company must maintain trailing six month net product revenue of at least 55% of its forecast as approved by the Company’s Board of Directors (the “Performance Covenant”). However, the Performance Covenant will be waived during any period in which
◦(i) the Company maintains Qualified Cash in an aggregate amount equal to at least 75% of loans outstanding under the Amended Loan Agreement or
◦(ii) both (x) the Company maintains a market capitalization (as defined in the Amended Loan Agreement) of at least $450.0 million and (y) the Company maintains Qualified Cash in an aggregate amount equal to at least 45% of loans outstanding under the Amended Loan Agreement.

The Company’s obligations under the Amended Loan Agreement continue to be subject to acceleration upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in the Company’s business, operations or financial or other condition

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our lead clinical candidate is mavorixafor, a small molecule antagonist of chemokine receptor CXCR4 that is being developed as an oral, once-daily therapy. Due to its ability to increase the mobilization of mature, functional white blood cells from the bone marrow into the bloodstream, we believe that mavorixafor has the potential to provide therapeutic benefit across a variety of chronic neutropenic disorders and WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome, a rare, primary immunodeficiency.

In November 2022, we announced that our global, pivotal, Phase 3 clinical trial (4WHIM) evaluating the safety and efficacy of mavorixafor in people with WHIM syndrome had met its primary endpoint and first key secondary endpoint, statistically significantly raising trial participants’ time above threshold for absolute neutrophil counts (“TAT-ANC”) and time above threshold for absolute lymphocyte counts (“TAT-ALC”) versus placebo, and that mavorixafor was well tolerated throughout the 52-week trial. Additional data presented in May 2023 revealed that mavorixafor treatment also resulted in statistically significant reductions in annualized infection rates versus placebo and effected clinically meaningful reductions in the both the severity and duration of infections versus placebo in trial participants.We are currently preparing a U.S. New Drug Application (“NDA”) seeking approval of oral, once-daily mavorixafor in the treatment of people aged 12 years and older with WHIM syndrome and continue to expect submission of this NDA early in the second half of 2023.

We are also currently advancing mavorixafor in a Phase 2 clinical trial in people with certain chronic neutropenic disorders following positive results from a Phase 1b clinical trial of mavorixafor in people with idiopathic, cyclic, or congenital neutropenia. Participants are now being enrolled in this Phase 2 clinical trial; preliminary results from the trial show that participants have experienced robust increases in ANC and have achieved ANC levels in the normal range. Additional results in those receiving concurrent injectable granulocyte colony-stimulating factor (“G-CSF”) and mavorixafor treatment have demonstrated the ability to reduce G-CSF dosing while maintaining normalized neutrophil levels. We expect to share additional data from this trial in the fourth quarter of 2023 and anticipate initiating a pivotal Phase 3 clinical trial in people with certain chronic neutropenic disorders in the first half of 2024.

We believe that successfully developing mavorixafor and providing new therapeutic options to individuals diagnosed with certain chronic neutropenic disorders has the potential to revolutionize the treatment landscape, which is principally served by injectable therapies (including G-CSF) that are frequently associated with treatment-limiting adverse events.

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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table summarizes the results of our operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
(in thousands)
Operating expenses:
Research and development	$15,601	$13,821	$1,780	$37,664	$27,934	$9,730
Selling, general and administrative	10,204	6,749	3,455	17,445	14,413	3,032
Gain of sale of non-financial asset	—	—	—	—	(509)	509
Total operating expenses	25,805	20,570	5,235	55,109	41,838	13,271
Loss from operations	(25,805)	(20,570)	(5,235)	(55,109)	(41,838)	(13,271)
Total other expense, net	(29,892)	(638)	(29,254)	(24,604)	(1,312)	(23,292)
Loss before provision for income taxes	(55,697)	(21,208)	(34,489)	(79,713)	(43,150)	(36,563)
Provision for income taxes	15	4	11	19	27	(8)
Net loss	$(55,712)	$(21,212)	$(34,500)	$(79,732)	$(43,177)	$(36,555)

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
(in thousands
Direct research and development expenses by product candidate:
Mavorixafor	$7,998	$4,527	$3,471	$23,268	$10,676	$12,592
X4P-002	6	1,056	(1,050)	77	1,944	(1,867)
X4P-003	(14)	106	(120)	—	196	(196)
Unallocated expense	7,611	8,132	(521)	14,319	15,118	(799)
Total research and development expenses	$15,601	$13,821	$1,780	$37,664	$27,934	$9,730

Research and development expenses increased $1.8 million and $9.7 million in the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. Research and development expenses were higher in the current three and six month periods as compared to the prior year due to higher third party costs associated with our pivotal Phase 3 clinical trial of mavorixafor for the treatment of people aged 12 years and older with WHIM syndrome and due to higher accrued in-license fees, including $5.0 million of accrued fees related to a development milestone under our Genzyme agreement, which we believe is probable of being achieved.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in sale and marketing, executive, finance and administrative functions. Selling, general and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. Selling, general and administrative expenses increased $3.5 million and $3.0 million for the current three and six month periods as compared to the corresponding periods in the prior year. These increases were driven by an increase in head count and third party costs as we begin to build out our commercial operations as well as an increase in expense related to our stock appreciation rights (Note 11), which are measured at fair value each period. We expect selling, general and administrative expenses will grow in the future as we continue to build out our selling, general and administrative functions.

Other Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
(in thousands)
Interest income	$914	$4	$910	$1,749	$7	$1,742
Interest expense	(1,148)	(918)	(230)	(2,257)	(1,831)	(426)
Change in fair value of derivative liability	—	335	(335)	—	511	(511)
Change in fair value of Class C warrant liability	(29,860)	—	(29,860)	(24,421)	—	(24,421)
Other income (expense)	202	(59)	261	325	1	324
Total other expense, net	$(29,892)	$(638)	$(29,254)	$(24,604)	$(1,312)	$(23,292)

Other expense, net, for the three and six months ended June 30, 2023 increased significantly as compared to the same periods in the prior year due to an increase in the fair value of our Class C warrants, which were issued in the fourth quarter of 2022 and are accounted for as a liability at fair value. We value these Class C warrants using the Black-Scholes option pricing model, which includes the market value of our common stock as an input. The market price of shares of our common stock increased during the second quarter of 2023, which was the primary contributor to the increase in the Class C warrant liability. These

Class C warrants will continue to be measured at fair value until they are exercised, which will continue to generate gains or losses each quarter. Other expense, net, also decreased in the current period as compared to the same period in the prior year due to an increase in interest income on our money market and marketable security investments due to a general increase in interest rates and an increase in our invested funds.
Provision for Income Taxes
We did not record a U.S. federal or state income tax benefit for our losses for the three and six months ended June 30, 2023 and 2022, respectively, due to our conclusion that a full valuation allowance is required against our U.S. federal and state deferred tax assets. For the three and six months ended June 30, 2023 and 2022, we recorded an immaterial amount of income tax expense related to our Austrian subsidiary and on our money market interest income.
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

Public and Private Equity Offerings — Over the past several years we have funded our operations primarily from sales of common stock, warrants and prefunded warrants through both public offerings and private placements. For example, most recently in May 2023, we sold shares of common stock and, in lieu of common stock pre-funded warrants to purchase shares of common stock in a private placement (“Q2 2023 Private Placement”) offering for gross proceeds of $65.0 million, before offering expenses.

Hercules Loan Agreement — In January 2023, we entered into a Second Amended and Restated Loan and Security Agreement (the “Second A&R Hercules Loan Agreement”) with Hercules Capital, Inc., as agent and lender, and Hercules Capital Funding IV LLC and Hercules Capital Funding Trust 2022-1, as lenders (collectively, “Hercules”), which agreement amended and restated the Amended and Restated Loan and Security Agreement dated as of June 27, 2019, as subsequently amended from time to time. We borrowed $32.5 million under the Second A&R Hercules Loan Agreement, and such amount remains outstanding as of June 30, 2023. On August 2, 2023, we and Hercules entered into an amendment (the “Amendment”) to the Second A&R Hercules Loan Agreement, (as amended by the Amendment, the “Amended Loan Agreement”), which provides for aggregate maximum borrowings of up to $115.0 million. The Amended Loan Agreement increases our existing borrowing capacity and provides for a term loan facility of up to $115.0 million, including the $32.5 million outstanding under the Hercules Loan Agreement prior to the amendment and $22.5 million term loan tranche drawn on the closing of the Amended Loan Agreement. Additional borrowings are available upon the achievement of operational milestones. Borrowings under the Amended Loan Agreement continue to accrue interest at a variable rate equal to the greater of (i) 10.15% or (ii) 3.15% plus the Wall Street Journal prime rate. Borrowings under the Amended Loan Agreement are repayable in monthly interest-only payments through March 1, 2025, and in equal monthly payments of principal and accrued interest from April 1, 2025 until the maturity date of the loans. The Amended Loan Agreement requires that we maintain a minimum level of cash of $20.0 million through January 31, 2025, which amount is subsequently adjusted subject to our achievement of operational milestones.

Going Concern— Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. As of June 30, 2023, our cash and cash equivalents were $136.4 million, our restricted cash balance was $1.0 million and our investment in marketable securities were $4.9 million. As noted above, on August 2, 2023, we amended our Hercules Loan Agreement, which extended the interest-only period from October 2024 to April 2025, provided an additional $22.5 million in borrowings at closing and increased the available borrowing capacity to $115.0 million, subject to our achievement of operational milestones and, in some cases, the approval of Hercules. The Amended Loan Agreement requires that we maintain a minimum level of cash of $20.0 million through January 31, 2025, which is subsequently subject to reductions to upon our achievement of operational milestones.

We have assessed our ability to continue as a going concern in accordance with the requirements of ASC 205-40. We believe that we have adequate financial resources to fund our forecasted operating costs for at least one year after the date that these condensed consolidated financial statements were issued on August 10, 2023. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Based on our current cash flow projections and considering the terms of the Amended Loan Agreement and with no additional funding, we believe we have sufficient cash, cash equivalents and marketable securities to fund operations into 2025. However, to finance operations in 2025 and beyond, we will need to raise additional capital, which cannot be assured. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net loss	$(79,732)	$(43,177)
Adjustments to reconcile net loss to net cash used in operating activities	29,633	4,083
Changes in operating assets and liabilities	2,162	391
Net cash used in operating activities	(47,937)	(38,703)
Net cash used in investing activities	(4,893)	(60)
Net cash provided by financing activities	67,214	4,609
Effect of exchange rate changes on cash, cash equivalents and restricted cash	44	(271)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,428	(34,425)
Cash, cash equivalents and restricted cash, beginning of period	$123,028	$83,108
Cash, cash equivalents and restricted cash, end of period	$137,456	$48,683

Operating Activities During the six months ended June 30, 2023, net cash used in operating activities was $47.9 million, primarily resulting from our net loss of $79.7 million, adjusted for noncash expenses of $29.6 million and changes in our operating assets and liabilities of $2.2 million. Non-cash expenses primarily includes the change in fair value of our Class C warrant liability, stock-based compensation expense, non-cash lease expense and non-cash interest expense. Net cash used in operating activities for the six months ended June 30, 2022 was $38.7 million, primarily resulting from our net losses of $43.2 million, adjusted for noncash expenses of $4.1 million and changes in our operating assets and liabilities of $0.4 million. Net cash used in operating activities increased during the six months ended June 30, 2023 as compared to the same period in the prior year primarily due to an increase in our research and development expenses.
Investing Activities During the six months ended June 30, 2023, cash used in investing activities included an investment in short-term marketable debt securities. Investing activities in the prior period were not significant.

Financing Activities During the six months ended June 30, 2023, net cash provided by in financing activities was $67.2 million, consisting primarily of net proceeds from the Q2 2023 Private Placement, which provided net proceeds of $60.7 million. During the six months ended June 30, 2022, net cash provided by financing activities was $4.6 million, consisting primarily of $5.8 million of proceeds from a private placement equity offering that closed during the period and the sale of shares of our common stock to Lincoln Park, partially offset by $1.2 million of end-of-term payments made pursuant to our Amended Loan Agreement with Hercules and fees related to the amendment of such agreement during the period.

Funding Requirements
Based on our cash, cash equivalents and marketable securities on hand as of June 30, 2023 and the increases to our borrowing capacity noted above and in Note 14 to the accompanying condensed consolidated financial statements, we believe that our cash, cash equivalents and marketable securities will allow us to fund operations into 2025. However, as noted above, based on our current financial projections we believe we would be in violation of a minimum cash covenant of the Amended Loan Agreement with Hercules in the first quarter of 2025. In order to fund operations and satisfy the minimum cash covenant in the Amended Loan Agreement with Hercules, we will be required to raise additional capital, which may be through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. During 2023 and beyond, assuming no changes to our current operational expectations, we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance the current and anticipated clinical trials of our product candidates in development. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our funding requirements. Our short term and long term funding requirements will depend on and could increase significantly as a result of many factors, including:
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

During the three months ended June 30, 2023, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2022 as part of our Annual Report. In addition, see Note 2 of these condensed consolidated financial statements under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended June 30, 2023.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a late clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. Since inception, we have incurred significant operating losses. Our net losses were $93.9 million, $88.7 million and $62.1 million for the years ended December 31, 2022, 2021 and 2020 respectively, and were $55.7 million for the quarter ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $456.5 million. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability.

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

As of June 30, 2023, we have cash and cash equivalents of $136.4 million and marketable securities of 4.9 million. We will require additional capital to sustain our operations, and to carry out our business plans, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured. We will also require additional capital to satisfy the covenant under our existing debt facility with Hercules Capital, Inc. and certain affiliated entities (“Hercules”) that requires that we maintain a minimum level of cash of $20.0 million through January 2025, subsequently subject to reduction upon the achievement of certain conditions. Based on our current cash flow projections and assuming no additional funding and no additional inflows of cash from the potential commercialization of our lead product candidate, we would fail to maintain the minimum cash required to satisfy this covenant in approximately the first quarter of 2025. In such event, Hercules could require the repayment of all outstanding debt.

We cannot be certain that additional funding that will be required into 2025 and beyond will be available on acceptable terms, or at all. If we are unable to raise additional capital when needed or in sufficient amounts or on terms acceptable to us, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts of one or more of our product candidates or one or more of our other research and development initiatives. In addition, when we need to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Any of these events could significantly harm our business, financial condition and prospects, and our stockholders could lose all or part of their investment in our company.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Other than our common stock purchase agreement with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park is obligated, subject to certain limitations and conditions, to purchase up to $50.0 million in the aggregate of shares of our common stock, we do not have any committed external sources of funds and may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, acquiring or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on additional assets such as intellectual property. For example, our debt facility with Hercules contains a minimum cash financial covenant that we project we would be in violation of in the first quarter of 2025 based on our current cash flow projections, assuming we do not raise additional funding and are not successful in the commercialization of our lead product candidate. If we default on such indebtedness, with Hercules or a future lender, we could be required to pledge additional assets, or the lenders could enforce remedies on the current collateral.
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
We test goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. For example, as of December 31, 2021, our market capitalization, measured as the price of our common stock multiplied by shares of common stock outstanding, declined to below the value of our net assets, including goodwill. As a result of the sustained decline in the market price of our common stock, the fair value of our single reporting unit, measured based on our market capitalization as of December 31, 2021, was lower than its carrying value and we concluded that goodwill was impaired. Accordingly, we recorded an impairment charge of $9.8 million to reduce the carrying amount of goodwill to $17.4 million as of December 31, 2021. While we determined that goodwill was not impaired based on our quantitative test as of June 30, 2023, future declines in the market value of our common stock may result in additional impairment charges being recorded.
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
We are not permitted to market mavorixafor or any other product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries or jurisdictions, such as the marketing authorization application (“MAA”) in the European Union from the European Medicines Agency (“EMA”). Prior to submitting an NDA to the FDA for approval of mavorixafor for the treatment of WHIM syndrome, we will need to complete the analysis of the data collected in our Phase 3 pivotal clinical trial of mavorixafor in patients with WHIM syndrome. Our NDA submission may receive a refusal to file response from the FDA, and even if filed by the FDA, we may receive a Complete Response Letter rather than approval for commercial marketing. FDA may convene an advisory committee in connection with review of our NDA, and the outcome of such committee may not favor approval of our NDA. In addition, we may be required by the FDA to conduct additional clinical trials and/or nonclinical studies to support potential approval. Successfully completing clinical trials and obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA, or a comparable foreign regulatory authority, may delay, limit or deny approval of mavorixafor for the treatment of WHIM syndrome or other indications for many reasons, including, among others:
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

In addition, manufacturers of drugs and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. In connection with review of our NDA, our manufacturer may be subject to an FDA preapproval inspection, If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with cGMPs and other applicable regulatory requirements, the FDA may, among other things:
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

We are developing our lead product candidate, mavorixafor, for the treatment of chronic neutropenic disorders, including WHIM syndrome. We are aware of other companies that are developing CXCR4 inhibitors that are in a similar stage of development as mavorixafor, including BioLineRx, Noxxon, Upsher-Smith, Polyphor and Glycomimetics. To our knowledge, there do not appear to be any competitors with programs in development for WHIM syndrome or chronic neutropenia disorders. With respect to chronic neutropenia, filgrastim injections (human granulocyte colony-stimulating factor (G-CSF)) and two biosimilars (Zarxio and Nivestym) are FDA-approved to reduce the incidence and duration of after effects of severe neutropenia

(e.g.‚ fever‚ infections‚ oropharyngeal ulcers) in symptomatic patients with congenital neutropenia‚ cyclic neutropenia‚ or idiopathic neutropenia.

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

There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiations program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
We have relied upon and plan to continue to rely upon third-party contract research organizations and clinical data management organizations to monitor and manage data for our ongoing preclinical and clinical programs. Although we control only certain aspects of their activities, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to conduct our preclinical studies in accordance with Good Laboratory Practice, or GLP, requirements and the Laboratory Animal Welfare Act of 1966 requirements. We, our CROs and our clinical trial sites are required to comply with regulations and current Good Clinical Practices, or GCP, and comparable foreign requirements to ensure that the health, safety and rights of patients are protected in clinical trials, and that data integrity is assured. Regulatory authorities ensure compliance with GCP requirements through periodic inspections of trial sponsors and trial sites and conduct bioresearch monitoring audits in connection with review of NDAs. If we, any of our CROs or our clinical trial sites fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials or a specific site may be deemed unreliable and the FDA or comparable foreign regulatory authorities may issue a Complete Response Letter and require us to perform additional clinical trials before approving our marketing applications.
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

As another example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, the new unitary patent system that came into effect in June 2023 would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our future success depends on our ability to retain executives and to attract, retain and motivate key personnel in a competitive environment for skilled biotechnology personnel.
Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. We are also highly dependent upon members of our current management team, including Paula Ragan, Ph.D., our Chief Executive Officer. The loss of the services provided by these individuals will adversely impact the achievement of our objectives. These individuals could leave our employment at any time, as they are “at will” employees. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. For example, our former Chief Medical Officer resigned in November 2022 and we engaged an interim Chief Medical Officer during the search for a permanent Chief Medical Officer. While we expect to engage in an orderly transition process if and when we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel, or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development, and harm our business.
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
In January 2023, we entered into an amended and restated loan and security agreement, as most recently amended in August 2023, with Hercules, secured by a lien on substantially all of our assets, excluding intellectual property. This loan contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•sell, transfer, lease or dispose of certain assets;
•incur indebtedness;

•encumber or permit liens on certain assets;
•make certain investments;
•make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and
•enter into certain transactions with affiliates.
The covenants also include a requirement that we maintain cash in an aggregate amount greater than or equal to $20 million; provided, however, that following the FDA approval of the sale and marketing of mavorixafor for the treatment to patients with WHIM syndrome, the required level shall be reduced. Based on our current cash and cash equivalents and our current operating plan, we believe that if we fail to raise additional capital, we would be in violation of the minimum cash described above in the first quarter of 2025. A breach of any of the covenants under the loan and security agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan, the lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the lenders could proceed against the collateral granted to them to secure such indebtedness.

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
In the past, securities class action or shareholder derivative litigation has often followed certain significant business transactions, such as the sale of a business division or announcement of a merger. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from management’s ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. We currently maintain insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover damages awarded. In addition, certain types of damages may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. A decision adverse to our interests on one or more legal matters or litigation could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our reputation, financial condition and results of operations.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION

On June 13, 2023, the Compensation Committee of our Board of Directors approved an amendment to the 2019 Inducement Equity Incentive Plan (the “Inducement Plan”) to increase the number of shares of our common stock reserved for issuance pursuant to Awards (as defined below) from 2,300,000 shares of common stock to 6,271,933 shares of common stock. After taking into account the amendment to the Inducement Plan, we currently have 3,917,244 shares of common stock available for the grant of Awards under the Inducement Plan.

The amendment to the Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. An “Award” is any right to receive shares of our common stock or other property pursuant to the Inducement Plan, including nonstatutory stock options, restricted stock awards and restricted stock unit awards. Awards under the Inducement Plan may only be made to individuals not previously employees or directors of our company, or who are returning to employment following a bona fide period of non-employment with our company, in each case as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.
A copy of the Inducement Plan, as amended, is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated by reference herein. The above description of the Inducement Plan, as amended, does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Item 6.    EXHIBITS

Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of September 1, 2022.	8-K	3.1	09/01/2022	001-38295

3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295

4.2	Form of May 2023 Prefunded Warrant	8-K	4.1	5/16/2023	001-38295

10.1	Securities Purchase Agreement, dated May 15, 2023, by and among X4 Pharmaceuticals, Inc. and the persons party thereto	8-K	10.1	5/16/2023	001-38295

10.2	Registration Rights Agreement, dated May 15, 2023, by and among X4 Pharmaceuticals, Inc. and the persons party thereto	8-K	10.2	5/16/2023	001-38295

10.3*#	X4 Pharmaceuticals, Inc. Amended and Restated 2019 Inducement Equity Incentive Plan

10.4*#	X4 Pharmaceuticals, Inc. Amended and Restated 2017 Employment Stock Purchase Plan

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
# Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X4 PHARMACEUTICALS, INC.

Date: August 10, 2023	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President and Chief Executive Officer

Date: August 10, 2023	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer