Form 10-Q
period 2023-09-30
X4 Pharmaceuticals, Inc
filed 2023-11-09
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 7, 2023, the registrant had 167,291,209 shares of common stock outstanding.

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

•Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the wars in Ukraine and Israel, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

•Our stock price has been and is likely to continue to be volatile and fluctuate substantially.

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$131,581	$121,718
Marketable securities	10,102	—
Research and development incentive receivable	393	1,152
Prepaid expenses and other current assets	5,796	5,807
Total current assets	147,872	128,677
Property and equipment, net	772	1,104
Goodwill	17,351	17,351
Right-of-use assets	6,054	7,229
Other assets	1,244	1,225
Total assets	$173,293	$155,586
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,132	$7,777
Accrued expenses	16,184	12,034
Current portion of lease liability	1,116	1,198
Current portion of long-term debt	—	1,315
Total current liabilities	25,432	22,324
Long-term debt, net of discount and current portion	54,322	32,304
Lease liabilities	2,848	3,603
Warrant liability (Note 4)	22,014	23,131
Other liabilities	1,083	173
Total liabilities	105,699	81,535
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 164,705,712 and 121,667,250 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	165	122
Additional paid-in capital	526,323	450,786
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(458,775)	(376,738)
Total stockholders’ equity	67,594	74,051
Total liabilities and stockholders’ equity	$173,293	$155,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$19,081	$14,110	56,745	42,044
Selling, general and administrative	8,133	6,044	25,578	20,457
Gain on sale of non-financial asset	—	—	—	(509)
Total operating expenses	27,214	20,154	82,323	61,992
Loss from operations	(27,214)	(20,154)	(82,323)	(61,992)
Other income (expense), net:
Interest income	1,388	14	3,137	21
Interest expense	(1,634)	(1,018)	(3,891)	(2,849)
Change in fair value of derivative liability	—	—	—	511
Change in fair value of warrant liability	25,164	—	743	—
Other income (expense), net	17	(441)	342	(440)
Total other income (expense), net	24,935	(1,445)	331	(2,757)
Loss before provision for income taxes	(2,279)	(21,599)	(81,992)	(64,749)
Provision for income taxes	26	(13)	45	14
Net loss and comprehensive loss	(2,305)	(21,586)	(82,037)	(64,763)
Deemed dividend on Class B Warrant price reset	—	(287)	—	(2,546)
Net loss attributable to common stockholders	$(2,305)	$(21,873)	$(82,037)	$(67,309)
Net loss per share attributable to common stockholders—basic and diluted	$(0.01)	$(0.26)	$(0.48)	$(1.32)
Weighted average shares of common stock outstanding—basic and diluted	196,988	83,211	170,751	50,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	121,667,250	$122	$450,786	$(119)	$(376,738)	$74,051
Vesting of restricted stock units	540,238		—			—
Stock-based compensation expense			1,645			1,645
Net loss					(24,020)	(24,020)
Balance at March 31, 2023	122,207,488	122	452,431	(119)	(400,758)	51,676
Issuance of common stock and prefunded warrants in private placement equity transaction, net of issuance costs	34,521,046	35	60,408			60,443
Issuance of shares of common stock under employee stock purchase plan	114,577	—	175			175
Exercise of stock options and warrants	7,476,345	7	8,804			8,811
Vesting of restricted stock units	98,555	—	—			—
Stock-based compensation expense			2,142			2,142
Net loss					(55,712)	(55,712)
Balance at June 30, 2023	164,418,011	164	523,960	(119)	(456,470)	67,535
Vesting of restricted stock units	286,201	1				1
Exercise of stock options and warrants	1,500		2			2
Stock-based compensation expense			2,361			2,361
Net loss					(2,305)	(2,305)
Balance at September 30, 2023	164,705,712	$165	$526,323	$(119)	$(458,775)	$67,594

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	28,127,657	$28	$347,374	$(119)	$(282,871)	$64,412
Issuance of common stock, redeemable common stock and pre-funded warrants for the purchase of common stock, net of issuance costs	2,512,902	3	5,817			5,820
Exercise of warrants	100		—			—
Vesting of restricted stock units, net of shares withheld and retired to satisfy tax obligations	168,817		(12)			(12)
Stock-based compensation			1,459			1,459
Net loss					(21,965)	(21,965)
Balance at March 31, 2022	30,809,476	31	354,638	(119)	(304,836)	49,714
Issuance of common stock under employee stock purchase plan	72,727		49			49
Vesting of restricted stock units	108,995		—			—
Stock-based compensation			1,522			1,522
Net loss					(21,212)	(21,212)
Balance at June 30, 2022	30,991,198	31	356,209	(119)	(326,048)	30,073
Issuance of common stock and prefunded warrants for the purchase of common stock, net of issuance costs	37,649,086	38	13,459			13,497
Vesting of restricted stock units	94,269					—
Reclassification of warrant liability to equity			38,754			38,754
Stock-based compensation expense			1,111			1,111
Net loss					(21,586)	(21,586)
Balance at September 30, 2022	68,734,553	$69	$409,533	$(119)	$(347,634)	$61,849

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(82,037)	$(64,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,148	4,092
Depreciation and amortization expense	357	389
Non-cash lease expense	1,173	1,104
Accretion of debt discount	681	653
Change in fair value of warrant liability	(743)	—
Other	(46)	255
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research and development incentive receivable	459	158
Accounts payable	426	(481)
Accrued expenses and other long-term liabilities	5,651	1,305
Lease liabilities	(834)	(721)
Net cash used in operating activities	(68,765)	(58,009)
Cash flows from investing activities:
Purchase of marketable securities	(11,025)	—
Sales and maturities of marketable securities	1,000	—
Acquisition of property and equipment	(25)	(69)
Net cash used in investing activities	(10,050)	(69)
Cash flows from financing activities:
Proceeds from issuance of shares of common stock under employee stock purchase plan and from exercise of stock options and warrants	8,615	70
Employee taxes paid related to net share settlement of vested restricted stock units	—	(12)
Fees paid to amendment loan and security agreement and issuance costs related to the sale of warrants	(631)	(3,300)
Repayments of borrowings and accrued end-of-term fees under loan and security agreement	(2,064)	(795)
Proceeds from borrowings under loan and security agreement	22,500	—
Proceeds from sale of common stock, warrants and pre-funded warrants, net of issuance costs	59,999	60,623
Net cash provided by financing activities	88,419	56,586
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	(468)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,576	(1,960)
Cash, cash equivalents and restricted cash at beginning of period	123,028	83,108
Cash, cash equivalents and restricted cash at end of period	$132,604	$81,148

Issuance costs not yet paid related to sale of shares of common stock, warrants and pre-funded warrants	$—	$22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a late-stage clinical biopharmaceutical company discovering and developing novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system. The Company’s lead clinical candidate is mavorixafor, a small-molecule antagonist of the chemokine receptor CXCR4 that is being developed as an oral, once-daily therapy. Due to its ability to increase the mobilization of mature, functional white blood cells from the bone marrow into the bloodstream, the Company believes that mavorixafor has the potential to provide therapeutic benefit across a variety of chronic neutropenic disorders and WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome (“WHIM”), a rare, primary immunodeficiency. Following announcement of positive top-line data from the Company’s pivotal, global, Phase 3 clinical trial in November 2022, the Company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in August 2023, seeking approval of oral, once-daily mavorixafor in the treatment of people aged 12 years and older with WHIM syndrome. The FDA accepted the NDA on October 30, 2023 for Priority Review, establishing a PDUFA/action date of April 30, 2024. As the Company prepares for a potential launch of mavorixafor for WHIM in the U.S. in the second quarter of 2024, the Company is also enrolling participants in a Phase 2 clinical trial evaluating the safety and efficacy of mavorixafor in people with certain chronic neutropenic disorders. X4 also expects to initiate a pivotal, global, Phase 3 clinical trial in the first half of 2024 in certain chronic neutropenic disorders. The Company is headquartered in Boston, Massachusetts and has a research facility in Vienna, Austria.

Going Concern Assessment—In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU 2014-15”), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after November 9, 2023, which is the date that the condensed consolidated financial statements were issued. Since inception, the Company has incurred significant operating losses and negative cash flows from operations. As of September 30, 2023, the Company had $141.7 million of cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $458.8 million. Net cash used in operating activities was $68.8 million for the nine months ended September 30, 2023. On August 2, 2023, the Company entered into an amendment (the “Amendment”) to its Second Amended and Restated Loan and Security Agreement (as amended by the Amendment, the “Hercules Loan Agreement”) with Hercules Capital Inc. (“Hercules”). The Amendment extended the interest-only period from September 2024 to March 2025, provided an additional $22.5 million in borrowings at closing and increased the available borrowing capacity to $115.0 million. The Hercules Loan Agreement requires that the Company maintain a minimum level of cash of $20 million through January 2025 and thereafter subject to reductions upon the Company’s achievement of operational milestones.

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of Accounting Standards Codification (“ASC”) 205-40. The Company has adequate financial resources to fund its forecasted operating costs for at least one year after the date that these condensed consolidated financial statements were issued on November 9, 2023. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Based on its current cash flow projections and considering the terms of the Hercules Loan Agreement and with no additional funding, the Company believes it has sufficient cash, cash equivalents and marketable securities to fund operations into 2025. However, to finance its operations in 2025 and beyond, the Company will need to raise additional capital, which cannot be assured. Unless and until the Company reaches profitability in the future, it will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect its business prospects, or it may be unable to continue operations.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2022 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022 included in the 2022 Annual Report filed with the SEC on March 21, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and cash flows have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds, treasury bills and federal government agency notes as of September 30, 2023 and December 31, 2022.
Marketable Securities— Marketable securities consist of short-term securities classified as available-for-sale having maturities greater than 90 days, but less than 365 days from the date of acquisition. The Company determines the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. The Company’s marketable securities consist of available-for-sale securities that are classified as Level 2 because their value is based on valuations using significant inputs derived from, or corroborated by, observable market data. The cost of available-for-sale securities sold is based on the specific-identification method. Unrealized gain and losses on available-for-sale are included as a component of other comprehensive (loss) income on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity and as a component of total comprehensive (loss) income on the condensed consolidated statement of operations and comprehensive loss until realized. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in other (expense) income, net on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company reviews marketable securities for impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive (loss) income, net of taxes. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity of the impairment, collectability of the security, and any adverse conditions specifically related to the security, an industry, or geographic area.
Restricted Cash

(in thousands)	As of September 30, 2023	As of December 31, 2022
Letter of credit security: Waltham lease	$250	$250
Letter of credit security: Vienna Austria lease	202	205
Letter of credit security: Boston lease	571	855
Total restricted cash	$1,023	$1,310
Restricted cash included in prepaid expenses and other current assets	$250	$285
Restricted cash included in other assets	$773	$1,025
In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum of the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$131,581	$121,718
Restricted cash, current portion	250	285
Restricted cash, non-current	773	1,025
Total cash, cash equivalents and restricted cash	$132,604	$123,028
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform an interim quantitative impairment test, whereby the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than its carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. There were no triggering events during the three months ended September 30, 2023 that necessitated an interim impairment test of goodwill.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses and capital expenditures incurred by the Company’s subsidiary in Austria. As of September 30, 2023, the amount due under the program is $0.4 million, which amount is included in research and development incentive receivable in the condensed consolidated balance sheet. During each of the nine months ended September 30, 2023 and 2022, the Company recorded $0.4 million of income related to the program within the condensed consolidated statements of operations as other income.

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

The Company is obligated to pay Genzyme milestone payments in the aggregate amount of up to $25.0 million, contingent upon the achievement by the Company of certain clinical-stage regulatory and sales milestones with respect to licensed products. During the nine months ended September 30, 2023, the Company accrued $5.0 million related to a development milestone under the Genzyme Agreement as the Company believes that it is probable under ASC Topic 450, Contingencies, that the milestone will be achieved. The milestone was achieved on October 30, 2023. The $5.0 million accrued payment has been recorded within research and development expense on the condensed consolidated statements of operations. An additional $7.0 million of regulatory milestone payments are not yet probable but are reasonably possible of becoming payable with the next eight to nine month period under the Genzyme Agreement. The Company is also obligated to pay Genzyme tiered royalties based on net sales of licensed products that the Company commercializes under the agreement.

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

There were no material modifications of the Company’s license or collaboration agreements during the nine months ended September 30, 2023.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$98,119	$—	$—	$98,119
Marketable securities— treasury bills, federal government agency notes	—	10,102	—	10,102
	$98,119	$10,102	$—	$108,221
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	22,014	22,014
	$—	$—	$22,024	$22,024

	Fair Value Measurements as of December 31, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$70,170	$2,858	$—	$73,028
	$70,170	$2,858	$—	$73,028
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	23,131	23,131
	$—	$—	$23,141	$23,141

The Company’s cash equivalents consisted of money market funds invested primarily in short term commercial paper, asset- backed securities, certificate of deposits and repurchase agreements. The money market funds were valued based on reported market pricing for the identical assets, which represents a Level 1 measurement, or by using inputs observable in active markets for similar securities, which represents a Level 2 measurement. The Company has an investment portfolio of federal government agency notes and treasury bills. These investments are measured at fair value using Level 2 assumptions.

The following table provides a roll-forward of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	Class C Warrant Liability	Total
Balance as of December 31, 2022	$10	$23,131	$23,141
Change in fair value	—	(743)	(743)
Reclassification of warrant liability to permanent equity upon exercise	—	(374)	(374)
Balance as of September 30, 2023	$10	$22,014	$22,024

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 14%.

Class C Warrant Liability— In December 2022, the Company issued Class C Warrants for the purchase of shares of its common stock in a public offering of common stock. The Class C Warrants are accounted for as a liability on the condensed consolidated balance sheet and are adjusted to fair value at period end through “other income (expense), net” in the condensed, consolidated statements of operations and comprehensive loss.

The Company calculated the fair value of the Class C Warrants using the Black-Scholes option pricing model, which represents a Level 3 measurement within the fair value hierarchy, with the following inputs:

	September 30, 2023	December 31, 2022
Common stock price	$1.09	$0.99
Risk-free interest rate	4.6%	4.0%
Expected term (in years)	4.2	4.9
Expected volatility	91.3%	101.7%
Expected dividend yield	—%	—%

5.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Leasehold improvements	$228	$228
Furniture and fixtures	1,273	1,268
Computer equipment	181	173
Software	24	24
Lab equipment	651	639
	2,357	2,332
Less: Accumulated depreciation and amortization	(1,585)	(1,228)
	$772	$1,104
Depreciation and amortization expense related to property and equipment was $357 thousand and $389 thousand for the nine months ended September 30, 2023 and 2022, respectively.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued employee compensation and benefits	$6,067	6,592
Accrued external research and development expenses	8,563	3,906
Accrued professional fees	976	571
Accrued deferred financing fees	—	591
Other	578	374
	$16,184	$12,034
7.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Principal amount of long-term debt	$55,000	$32,500
Debt discount, net of accretion	(1,007)	(196)
Cumulative accretion of end of term payments	329	1,315
Long-term debt	$54,322	$33,619
Less: current portion	$—	$(1,315)
Long-term debt, net of current portion	$54,322	$32,304
Hercules Loan Agreement
In October 2018, the Company entered into the Hercules Loan Agreement, as amended most recently in August 2023, with Hercules. The Hercules Loan Agreement provides for a term loan facility of up to $115.0 million, including: (i) $32.5 million outstanding (the “Conversion Balance”) prior to effectiveness of the most recent amendment in August 2023 (the “Amendment”), (ii) a $22.5 million term loan tranche drawn upon the closing of the Amendment, (iii) an additional tranche of up to $20.0 million, which will be available in either one or two drawings following potential U.S. approval of mavorixafor in individuals with WHIM syndrome (“Approval”) until the earlier of (A) 45 days following Approval and (B) September 30, 2024 in the case of the first drawing, and until December 15, 2024 in the case of a second drawing, (iv) an additional tranche of $7.5 million, which will be available following achievement of a certain clinical development-related milestone through the earlier of (A) 45 days following achievement of such milestone and (B) December 15, 2024 and (v) an additional tranche of up to $32.5 million, which will be available subject to approval by Hercules in its sole discretion. under which the Company has borrowed an aggregate of $55.0 million of term loans to date representing the maximum borrowings.

Borrowings under the Hercules Loan Agreement accrue interest at a variable rate equal to the greater of (i) 10.15% or (ii) The Wall Street Journal prime rate plus 3.15%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%. Borrowings are repayable in monthly interest-only payments through March 1, 2025, and in equal monthly payments of principal and accrued interest from April 1, 2025 (the “Amortization Date”) until the maturity date of the loans. The Amortization Date may be extended (i) to October 1, 2026, if Approval occurs on or prior to September 30, 2026, and (ii) to the maturity date if an extension pursuant to the foregoing clause (i) has occurred and no event of default occurs. The loans mature on October 1, 2026; provided, however, such maturity date will be extended to July 1, 2027 if the Amortization Date is extended pursuant to clause (i) of the foregoing sentence. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of 3% during the first 12 months following January 6, 2023 (the “Original Closing Date”), 2% during the following 12 months and 1% thereafter. In addition, the Hercules Loan Agreement provides for payment of end-of-term fees of $2.1 million plus 3.5% of the aggregate principal amount of loans drawn, if any, subsequent to the Amendment, payable upon the earlier of maturity or the repayment in full of all obligations under the Hercules Loan Agreement. Borrowings under the Hercules Loan Agreement are

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

collateralized by substantially all of the Company’s personal property and other assets except for its intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property).

Under the Hercules Loan Agreement, the Company has agreed to affirmative and negative covenants. Prior to January 31, 2025, the Company must maintain cash in an account or accounts in which Hercules has a first priority security interest (“Qualified Cash”) in an aggregate amount equal to at least $20.0 million.
•On and after January 31, 2025, such amount must equal at least 20% of the aggregate principal amount of loans outstanding under the Hercules Loan Agreement.
•From and after January 31, 2025, the Company must maintain trailing six month net product revenue of at least 55% of its forecast as approved by the Company’s Board of Directors (the “Performance Covenant”). However, the Performance Covenant will be waived during any period in which
◦(i) the Company maintains Qualified Cash in an aggregate amount equal to at least 75% of loans outstanding under the Amended Loan Agreement or
◦(ii) both (x) the Company maintains a Market Capitalization (as defined in the Hercules Loan Agreement) of at least $450.0 million and (y) the Company maintains Qualified Cash in an aggregate amount equal to at least 45% of loans outstanding.

The Hercules Loan Agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total interest expense	$1,397	$1,018	$3,210	$2,845
Non-cash interest expense	$237	$256	$681	$653
The annual effective interest rate of the Hercules Loan Agreement as of September 30, 2023 is 13.6%. There were no principal payments due or paid under the Hercules Loan Agreement during the nine months ended September 30, 2023. End-of-term payments of $2.1 million were paid during the nine months ended September 30, 2023.
The Company concluded that the amendments to the Hercules Loan Agreement in January 2023 and August 2023 represented modifications to the debt. Accordingly, fees paid to third parties directly related to the amendments were expensed as incurred and fees paid to Hercules in conjunction with the amendments have been deferred and are being amortized to interest expense over the life of the debt arrangement using the effective interest method.
As of September 30, 2023, future principal and accrued end-of-term payments due under the Hercules Loan Agreement were as follows (in thousands):

Year Ending December 31,	Total
2023	$—
2024	—
2025	24,720
2026	30,609
Long-term debt	$55,329

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
The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2023	2022	2023	2022
Fixed operating lease cost	$518	$507	$1,561	$1,561
Total lease expense	$518	$507	$1,561	$1,561
Other information
Operating cash flows from operating leases	$345	$334	$1,037	$1,014
Sublease income	$49	$49	$97	$147
Weighted-average remaining lease term—operating leases	3.4 years
Weighted-average discount rate—operating leases	11.5%

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of lease liabilities due under lease agreements that have commenced as of September 30, 2023 are as follows (in thousands)

Maturity of lease liabilities	Operating Leases
2023 (remainder of the year)	$403
2024	1,370
2025	1,398
2026	1,329
2027	276
Thereafter	46
Total lease payments	4,822
Less: interest	(858)
Total operating lease liabilities as of September 30, 2023	$3,964

9.    COMMITMENTS AND CONTINGENCIES
The Company has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials. The Company’s agreement with the CMO who produces batches of drug substance for use in the Company’s clinical drug supply contains cancellation provisions that would require the Company to pay up to the full contract value upon cancellation. As of September 30, 2023, the Company has approximately $1.8 million of such commitments in place subject to cancellation provisions.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023 or December 31, 2022.
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

10.    COMMON STOCK AND COMMON STOCK WARRANTS
As of September 30, 2023, the Company’s Restated Certificate of Incorporation authorized the Company to issue 500 million shares of common stock, par value $0.001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.
Q2 2023 Private Placement
On May 15, 2023, the Company entered into a securities purchase agreement pursuant to which it agreed to issue and sell to several institutional and accredited investors (the “Investors”), in a private placement (the “Q2 2023 Private Placement”),

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

34,521,046 shares of common stock at a price of $1.52 per share and pre-funded warrants to purchase 8,263,157 shares of common stock at a purchase price of $1.519 per pre-funded warrant (representing the price of $1.52 per share minus the $0.01 per share exercise price of each such prefunded warrant). The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. The Q2 2023 Private Placement closed on May 18, 2023. The Company received gross proceeds of $65.0 million, before deducting offering expenses paid by the Company.

Also on May 15, 2023, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to register for resale the common shares issued in the Q2 2023 Private Placement and the issuance of the shares of common stock underlying the pre-funded warrants held by the Investors (the “Registrable Securities”). Under the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the Registrable Securities by no later than June 14, 2023. Such registration statement was filed on June 9, 2023 and was declared effective by the SEC on June 20, 2023. The Company has agreed to use commercially reasonable efforts to keep such registration statement effective until the date the shares of common stock sold in the Q2 2023 Private Placement and the shares of common stock underlying the pre-funded warrants covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction.
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

Warrant Exercises
During the nine months ended September 30, 2023, 7,475,814 warrants were exercised and the Company received $8.4 million in proceeds.

As of September 30, 2023, the Company’s outstanding warrants and pre-funded warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price		Expiration Date
October 25, 2016	5,155	$19.78		October 24, 2026
December 28, 2017	115,916	$19.78		December 28, 2027
September 12, 2018	20,220	$19.78		September 12, 2028
October 19, 2018	20,016	$19.78		October 19, 2028
March 13, 2019	5,000	$19.78		March 12, 2029
April 16, 2019	3,866,154	$13.20		April 15, 2024
November 29, 2019	1,250,000	$12.00	(a)	n/a
March 23, 2021	50,000	$8.70	(b)	n/a
November 9, 2021	2,008,032	$4.98	(c)	n/a
March 3, 2022	766,666	$1.80	(d)	n/a
July 6, 2022	13,276,279	$1.095	(e)	n/a
July 6, 2022	44,075,050	$1.095		July 6, 2027
December 9, 2022	32,137,448	$1.50		December 9, 2027
December 9, 2022	6,800,000	$1.10	(f)	n/a
May 19, 2023	8,263,157	$1.52	(g)	n/a
	112,659,093
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

11.    STOCK-BASED COMPENSATION
Summary of Plans— The Company has the following equity incentive plans:
•The X4 Pharmaceuticals Inc. 2015 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2015 Plan”);
•The X4 Pharmaceuticals Inc. 2017 Equity Incentive Plan (the “2017 Plan”); and
•The X4 Pharmaceuticals Inc. Amended and Restated 2019 Inducement Equity Incentive Plan (the “2019 Plan”)
The Company also has the following employee stock purchase plan:
•The X4 Pharmaceutical Inc. Amended and Restated 2017 Employee Stock Purchase Plan (the “2017 ESPP”)

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

As of September 30, 2023, there are an aggregate of approximately 2.0 million shares of common stock available for issuance under the Company’s equity incentive plans. Approximately 5.0 million shares of common stock remain available for issuance under the 2017 ESPP.

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non-employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.2%	3.3%	4.0%	2.4%
Expected term (in years)	6.1	6.1	6.0	6.1
Expected volatility	94.7%	95.7%	93.5%	94.8%
Expected dividend yield	0%	0%	0%	0%

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,021,480	$6.99	6.5	$1
Granted	3,648,650	1.31
Exercised	(2,031)	1.50
Forfeited and Expired	(99,365)	9.91
Outstanding as of September 30, 2023	5,568,734	$3.22	8.7	$164
Exercisable as of September 30, 2023	1,217,001	$9.26	5.8	$2
Vested and expected to vest as of September 30, 2023	4,102,969	$3.86	8.4	$108

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2023 and 2022 was $1.02 and $1.24, respectively.

Restricted Stock Units— The following table summarizes the Company's restricted stock unit activity for the nine months ended September 30, 2023:

Number of Shares
Unvested as of December 31, 2022	1,680,563
Granted	5,064,691
Vested	(926,572)
Forfeited	(243,843)
Unvested as of September 30, 2023	5,574,839
During the nine months ended September 30, 2023, the Company granted performance-based restricted stock units (“PRSUs”) to its employees. The PRSUs vest 50% based on the Company’s achievement of each of two operational milestones conditioned on the grantee’s continued employment with the Company. As of September 30, 2023, neither of the two performance criteria had been met. The Company believes that the achievement of these operational milestones is probable and, accordingly, stock-based compensation expense has been recognized for the awards using the accelerated attribution model based on the fair value of the awards as of the date of grant and management’s best estimate of the date each operational milestone will be achieved. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited.
Stock-Based Compensation— As of September 30, 2023, total unrecognized compensation expense related to unvested stock options and restricted stock units was $5.4 million, which is expected to be recognized over a weighted average period of 2.2 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development expense	$1,259	$576	$3,210	$1,990
Selling, general and administrative expense	1,102	535	2,938	2,102
Total stock-based compensation	$2,361	$1,111	6,148	4,092

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The calculation of the fair value of the outstanding SARs as of September 30, 2023 includes the closing price of the Company’s common stock of $1.09 and the following assumptions on a weighted average basis:

September 30, 2023
Risk free rate	4.6%
Expected term (years)	5.11
Expected volatility	97.4%
Expected dividend yield	—%
Expected forfeiture rate	19%

The SARs are accounted for as liability awards as settlement will be in the form of cash unless the Board of Directors authorizes settlement in shares of the Company’s common stock and such shares are available to be issued from the 2017 Plan. The Company currently intends to settle the SARs in cash if and when exercised. Compensation expense is recorded based the fair value of the SARs, as determined using the Black-Scholes option valuation model, using an accelerated attribution method as the SARs vest. The Company remeasures the fair value of the outstanding SARs each period until settlement and adjusts life-to-date compensation expense to the period end SARs fair value. For the nine months ended September 30, 2023, the Company recognized $2.1 million of compensation expense related to the SARs.

12.    INCOME TAXES
The Company did not record a U.S. federal or state income tax benefit for its losses for the nine months ended September 30, 2023 and 2022, due to the conclusion that a full valuation allowance is required against the Company’s U.S. federal and state deferred tax assets. For the nine months ended September 30, 2023 and 2022, the Company recorded an immaterial income tax provision related to its Austrian subsidiary.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(2,305)	$(21,586)	$(82,037)	$(64,763)
Deemed dividend as a result of Class B warrant price reset	—	(287)	—	(2,546)
Net loss attributable to common stockholders	$(2,305)	$(21,873)	$(82,037)	$(67,309)
Denominator:
Weighted average shares of common stock outstanding—basic and diluted	196,988	83,211	170,751	50,976
Net loss per share attributable to common stockholders— basic and diluted	$(0.01)	$(0.26)	$(0.48)	$(1.32)

Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2023 and September 30, 2022 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.01 or less per share. During the nine months ended September 30, 2022, in accordance with the Company’s Class B Warrant agreement, the exercise price of each outstanding Class B Warrant was adjusted to the price of shares of the Company’s common stock sold in public or private offerings to the extent such price is lower than the previous Class B warrant price. These price adjustments were accounted for as a deemed dividend that adjusts net loss available to common shareholders for purposes of basic earnings per share. The deemed dividend was calculated using the Black-Scholes pricing model, taking into account historical volatility of the Company’s common stock and the estimated remaining life of the outstanding Class B Warrants. The Class B Warrants expired in December 2022.
The Company’s potentially dilutive securities include outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock for the three and nine months ended September 30, 2023 and 2022. All potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase shares of common stock	5,568,734	1,843,673	5,568,734	1,843,673
Unvested restricted stock units	5,574,839	1,397,789	5,574,839	1,397,789
Warrants to purchase shares of common stock (excluding prefunded warrants, which are included in basic shares outstanding)	80,244,959	60,374,393	80,244,959	60,374,393
	91,388,532	63,615,855	91,388,532	63,615,855

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

Our lead clinical candidate is mavorixafor, a small-molecule antagonist of chemokine receptor CXCR4 that is being developed as an oral, once-daily therapy. Due to its ability to increase the mobilization of mature, functional white blood cells from the bone marrow into the bloodstream, we believe that mavorixafor has the potential to provide therapeutic benefit across a variety of chronic neutropenic disorders and WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome, a rare, primary immunodeficiency for which there are no approved therapies.

We are currently seeking approval from the U.S. Food and Drug Administration (“FDA”) for the use of oral, once-daily mavorixafor in the treatment of people aged 12 years and older with WHIM syndrome following the late October acceptance of our New Drug Application (“NDA”) by the FDA. The FDA has granted the NDA Priority Review, establishing a goal of six months review from the date of acceptance and assigning a Prescription Drug User Fee Act (“PDUFA”) target action date of April 30, 2024. At this time, the FDA has notified us that they are not currently planning to hold an advisory committee meeting to review the filing. Due to mavorixafor’s Rare Pediatric Disease designation in the U.S. for WHIM syndrome, we are eligible to receive a Priority Review Voucher (“PRV”) that can be used to obtain Priority Review for a subsequent application or sold to another drug sponsor should mavorixafor be approved.

This accepted NDA is supported by our successfully completed global, pivotal, Phase 3 clinical trial (4WHIM) evaluating the safety and efficacy of mavorixafor in people with WHIM syndrome. The 4WHIM trial met its primary endpoint and first key secondary endpoint, statistically significantly raising trial participants’ time above threshold for absolute neutrophil counts (“TAT-ANC”) and time above threshold for absolute lymphocyte counts (“TAT-ALC”) versus placebo. Additional data revealed that mavorixafor treatment also resulted in statistically significant reductions in annualized infection rates versus placebo and effected clinically meaningful reductions in the both the severity and duration of infections versus placebo in trial participants. Mavorixafor was well tolerated throughout the 52-week trial.

In anticipation of a potential first-half 2024 U.S. launch of mavorixafor in WHIM syndrome, we have continued to build out our go-to-market organization, with key hires across commercial and medical functions, increased interactions with key stakeholders and rare disease patient advocacy organizations, and the launch of a disease-awareness campaign aiming to further the understanding of WHIM syndrome and educate patients and physicians on the importance and benefits of early diagnosis.

We are also currently advancing mavorixafor for the treatment of people with certain chronic neutropenic disorders following positive results from a Phase 1b clinical trial of a single dose of mavorixafor in people with idiopathic, cyclic, and congenital chronic neutropenia. We are now conducting a Phase 2 clinical trial, evaluating the durability, safety, and tolerability of chronic dosing of once-daily oral mavorixafor with or without concurrent treatment with injectable granulocyte colony-stimulating factor (G-CSF) in the same patient population. Preliminary results from the trial have shown that participants have experienced robust increases in ANC and have achieved ANC levels in the normal range. An abstract summarizing these data has been accepted for poster presentation at the 65th Annual Meeting of the American Society of Hematology (“ASH”), taking place from December 9 to December 12, 2023 in San Diego, California. In addition, we expect to share further data from the Phase 2 trial in the first half of 2024.

Also in the first half of 2024, we expect to initiate a 52-week, global, pivotal, placebo-controlled Phase 3 clinical trial evaluating the safety and efficacy of once-daily mavorixafor in people aged 12 and older with idiopathic and congenital chronic neutropenia with or without concurrent G-CSF treatment.

We believe that successfully developing mavorixafor and providing a new therapeutic option to individuals diagnosed with certain chronic neutropenic disorders has the potential to revolutionize the treatment landscape, which is principally served by injectable therapies (including G-CSF) that are frequently associated with treatment-limiting adverse events.

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

Macroeconomic Considerations
Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates, the Russia-Ukraine war and the war in Israel, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table summarizes the results of our operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
(in thousands)
Operating expenses:
Research and development	$19,081	$14,110	$4,971	$56,745	$42,044	$14,701
Selling, general and administrative	8,133	6,044	2,089	25,578	20,457	5,121
Gain of sale of non-financial asset	—	—	—	—	(509)	509
Total operating expenses	27,214	20,154	7,060	82,323	61,992	20,331
Loss from operations	(27,214)	(20,154)	(7,060)	(82,323)	(61,992)	(20,331)
Total other income (expense), net	24,935	(1,445)	26,380	331	(2,757)	3,088
Loss before provision for income taxes	(2,279)	(21,599)	19,320	(81,992)	(64,749)	(17,243)
Provision for income taxes	26	(13)	39	45	14	31
Net loss	$(2,305)	$(21,586)	$19,281	$(82,037)	$(64,763)	$(17,274)
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates, including employee salaries and related expenses, preclinical and clinical development expenses for our product candidates; internal and third-party costs of manufacturing our drug products for use in our preclinical studies and clinical trials and validation batches of our drug substance and drug product in support of our NDA. Research and development expenses also include facility, depreciation and other expenses; costs related to compliance with regulatory requirements; and payments made under third-party licensing agreements. We expense research and development costs as incurred.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
(in thousands
Direct research and development expenses by product candidate:
Mavorixafor	$10,918	$7,217	$3,701	$34,186	$17,894	$16,292
X4P-002	(19)	341	(360)	58	2,285	(2,227)
X4P-003	2	3	(1)	2	199	(197)
Unallocated expense	8,180	6,549	1,631	22,499	21,666	833
Total research and development expenses	$19,081	$14,110	$4,971	$56,745	$42,044	$14,701

Research and development expenses increased $5.0 million and $14.7 million in the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. Research and development expenses were higher in the current three month period as compared to the prior year due to higher regulatory costs associated with the preparation and submission of our NDA, higher contract manufacturing costs for our drug substance and potential drug product to support the validation of such processes associated with our NDA, and higher third party costs associated with our pivotal Phase 3 clinical trial of mavorixafor for the treatment of people aged 12 years and older with WHIM syndrome. Research and development expenses were higher in the nine month period as compared to the prior year due to the factors discussed above and due to higher accrued in-license fees, including $5.0 million of accrued fees related to a development milestone under our Genzyme agreement, which we believe is probable of being achieved.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in sales and marketing, executive, finance and administrative functions. Selling, general and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. Selling, general and administrative expenses increased $2.1 million and $5.1 million for the current three and nine month periods, respectively, as compared to the corresponding periods in the prior year. These increases were driven by an increase in head count and third party costs as we begin to build out our commercial operations in preparation for the potential approval of our NDA and potential product launch in the first half of 2024, as well as an increase in expense related to our stock appreciation rights (Note 11), which are measured at fair value each period. We expect selling, general and administrative expenses will grow in the future as we continue to build out our selling, general and administrative functions.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
(in thousands)
Interest income	$1,388	$14	$1,374	$3,137	$21	$3,116
Interest expense	(1,634)	(1,018)	(616)	(3,891)	(2,849)	(1,042)
Change in fair value of derivative liability	—	—	—	—	511	(511)
Change in fair value of Class C warrant liability	25,164	—	25,164	743	—	743
Other income (expense)	17	(441)	458	342	(440)	782
Total other income (expense), net	$24,935	$(1,445)	$26,380	$331	$(2,757)	$3,088

Other income (expense), net, for the three months ended September 30, 2023 increased significantly as compared to the same periods in the prior year due to a decrease in the fair value of our Class C warrants, which were issued in the fourth quarter of 2022 and are accounted for as a liability at fair value. We value these Class C warrants using the Black-Scholes option pricing model, which includes the market value of our common stock as an input. The market price of shares of our common stock decreased during the third quarter of 2023, which was the primary contributor to the decrease in the Class C warrant liability. These Class C warrants will continue to be measured at fair value until they are exercised, which will continue to generate gains or losses each quarter. Other income (expense), net, also increased in the current period as compared to the same period in the prior year due to an increase in interest income on our money market and marketable security investments due to a general increase in interest rates and an increase in our invested funds. Other income (expense), net, increased for the nine months ended September 30, 2023, as compared to the same period in the prior year as a result of an increase in interest income due to the factors discussed above, partially offset by an increase in interest expense due to an increase in our outstanding borrowings and an increase in the effective interest rate on these borrowings.
Provision for Income Taxes
We did not record a U.S. federal or state income tax benefit for our losses for the three and nine months ended September 30, 2023 and 2022, respectively, due to our conclusion that a full valuation allowance is required against our U.S. federal and state deferred tax assets. For the three and nine months ended September 30, 2023 and 2022, we recorded income tax expense related to our Austrian subsidiary and for our investment portfolio interest income.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have funded our operations primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

ATM Sales Agreement — We have entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated (collectively the “Sales Agents”), pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock. To date, we have sold approximately $14.3 million of our common stock, net of offering costs, under the ATM Sales Agreement. Pursuant to our Registration Statement on Form S-3 that became effective on August 24, 2023 and the related ATM prospectus contained therein, we may offer and sell shares of our common stock having an aggregate offering price of up to an additional $75 million.

LPC Agreement — In January 2022, we entered into a purchase agreement, (the “LPC Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock, having an aggregate value of up to $50.0 million, subject to certain limitations and conditions, at our request during a 36-month period. The shares of common stock that we may sell under the LPC Agreement are capped at 5.6 million, which amount may be adjusted under certain conditions as defined in the LPC Agreement. In January 2022, we raised $3.0 million from the sale of shares of our common stock through the LPC Agreement.

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

Hercules Loan Agreement — In January 2023, we entered into a Second Amended and Restated Loan and Security Agreement with Hercules Capital, Inc., as agent and lender, and Hercules Capital Funding IV LLC and Hercules Capital Funding Trust 2022-1, as lenders (collectively, “Hercules”), which agreement amended and restated the Amended and Restated Loan and Security Agreement dated as of June 27, 2019, as subsequently amended from time to time. As of December 31, 2022, we had borrowed $32.5 million under the Second A&R Hercules Loan Agreement. On August 2, 2023, we and Hercules entered into an amendment (the “Amendment”) to the Second A&R Hercules Loan Agreement, (as amended by the Amendment, the “Hercules Loan Agreement”), which provides for aggregate maximum borrowings of up to $115.0 million. The Hercules Loan Agreement provides for a term loan facility of up to $115.0 million, including the $32.5 million outstanding prior to the Amendment and a $22.5 million term loan tranche drawn on the closing of the Amendment. Additional borrowings are available upon the achievement of operational milestones. Borrowings under the Hercules Loan Agreement accrues interest at a variable rate equal to the greater of (i) 10.15% or (ii) 3.15% plus the Wall Street Journal prime rate and are repayable in monthly interest-only payments through March 1, 2025, and in equal monthly payments of principal and accrued interest from April 1, 2025 until the maturity date of the loans, which is currently October 1, 2026, subject to extension upon our achievement of certain operational milestones. The Hercules Loan Agreement requires that we maintain a minimum level of cash of $20.0 million through January 31, 2025, which amount is subsequently adjusted subject to our achievement of operational milestones.

Going Concern— Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. As of September 30, 2023, our cash and cash equivalents were $131.6 million, our restricted cash balance was $1.0 million and our investment in marketable securities were $10.1 million.

We have assessed our ability to continue as a going concern in accordance with the requirements of ASC 205-40. We believe that we have adequate financial resources to fund our forecasted operating costs and comply with the minimum cash requirements of our Hercules Loan Agreement for at least one year after the date that these condensed consolidated financial statements were issued on November 9, 2023. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Based on our current cash flow projections and considering the terms of the Hercules Loan Agreement and with no additional funding, we believe we have sufficient cash, cash equivalents and marketable securities to fund operations into 2025. However, to finance operations in 2025 and beyond, we will need to raise additional capital, which cannot be assured. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net loss	$(82,037)	$(64,763)
Adjustments to reconcile net loss to net cash used in operating activities	7,570	6,493
Changes in operating assets and liabilities	5,702	261
Net cash used in operating activities	(68,765)	(58,009)
Net cash used in investing activities	(10,050)	(69)
Net cash provided by financing activities	88,419	56,586
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	(468)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,576	(1,960)
Cash, cash equivalents and restricted cash, beginning of period	123,028	83,108
Cash, cash equivalents and restricted cash, end of period	$132,604	$81,148

Operating Activities During the nine months ended September 30, 2023, net cash used in operating activities was $68.8 million, primarily resulting from our net loss of $82.0 million, adjusted for noncash expenses of $7.6 million and changes in our operating assets and liabilities of $5.7 million. Non-cash expenses primarily includes stock-based compensation expense, non-cash lease expense and non-cash interest expense. Net cash used in operating activities for the nine months ended September 30, 2022 was $58.0 million, primarily resulting from our net losses of $64.8 million, adjusted for noncash expenses of $6.5 million and changes in our operating assets and liabilities of $0.3 million. Net cash used in operating activities increased during the nine months ended September 30, 2023 as compared to the same period in the prior year primarily due to an increase in our research and development expenses and to a lesser extent increases in our selling, general and administrative expenses as discussed above.
Investing Activities During the nine months ended September 30, 2023, cash used in investing activities included $10.0 million of net investments in short-term marketable securities. Investing activities in the prior period were not significant.

Financing Activities During the nine months ended September 30, 2023, net cash provided by in financing activities was $88.4 million, consisting primarily of net proceeds from the Q2 2023 Private Placement, which provided net proceeds of $60.4 million, and $22.5 million of new borrowings on our Hercules Loan Agreement. During the nine months ended September 30, 2022, net cash provided by financing activities was $56.6 million, consisting primarily of $60.6 million of net proceeds from two private placement equity offerings that closed during the nine month period and the sale of shares of our common stock to Lincoln Park and through our employee stock purchase plan, partially offset by $1.2 million of end-of-term payments made pursuant to our Hercules Loan Agreement and fees related to amendments to the agreement during the period.
Funding Requirements
Based on our cash, cash equivalents and marketable securities on hand as of September 30, 2023 and the increases to our borrowing capacity noted above and in Note 7 to the accompanying condensed consolidated financial statements, we believe that our cash, cash equivalents and marketable securities will allow us to fund operations into 2025. However, as noted above, based on our current financial projections we believe we would be in violation of a minimum cash covenant of the Hercules Loan Agreement in the first quarter of 2025. In order to fund operations and satisfy the minimum cash covenant in the Hercules Loan Agreement, we will be required to raise additional capital, which may be through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. During 2023 and beyond, assuming no changes to our current operational expectations, we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance the current and anticipated clinical trials of our product candidates in development. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our funding requirements. Our short term and long term funding requirements will depend on and could increase significantly as a result of many factors, including:
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
•the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights covering our product candidates, including any such patent claims and intellectual property rights that we have licensed from Genzyme pursuant to the terms of our license agreement with Genzyme; and
•our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates.

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

During the three months ended September 30, 2023, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2022 as part of our Annual Report. In addition, see Note 2 of these condensed consolidated financial statements under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended September 30, 2023.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of

September 30, 2023, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a late clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. Since inception, we have incurred significant operating losses. Our net losses were $93.9 million, $88.7 million and $62.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were $82.0 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $458.8 million. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability.

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

As of September 30, 2023, we have cash and cash equivalents of $131.6 million and marketable securities of $10.1 million. We will require additional capital to sustain our operations, and to carry out our business plans, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured. We will also require additional capital to satisfy the covenant under our existing debt facility with Hercules Capital, Inc. and certain affiliated entities (“Hercules”) that requires that we maintain a minimum level of cash of $20.0 million through January 2025, subsequently subject to reduction upon the achievement of certain conditions. Based on our current cash flow projections and assuming no additional funding and no additional inflows of cash from the potential commercialization of our lead product candidate, we would fail to maintain the minimum cash required to satisfy this covenant in approximately the first quarter of 2025. In such event, Hercules could require the repayment of all outstanding debt.

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
We test goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. For example, as of December 31, 2021, our market capitalization, measured as the price of our common stock multiplied by shares of common stock outstanding, declined to below the value of our net assets, including goodwill. As a result of the sustained decline in the market price of our common stock, the fair value of our single reporting unit, measured based on our market capitalization as of December 31, 2021, was lower than its carrying value and we concluded that goodwill was impaired. Accordingly, we recorded an impairment charge of $9.8 million to reduce the carrying amount of goodwill to $17.4 million as of December 31, 2021. While we determined that goodwill was not impaired based on our quantitative test as of September 30, 2023, future declines in the market value of our common stock may result in additional impairment charges being recorded.
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
•external business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency, such as the COVID-19 pandemic, and unforeseen events such as the wars in Ukraine and Israel; or
•changes in governmental regulations or requirements.
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
We have recently begun to build our sales or marketing infrastructure and have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must continue to develop a sales and marketing organization and/or outsource these functions to other third parties.

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

We are developing our lead product candidate, mavorixafor, for the treatment of chronic neutropenic disorders and WHIM syndrome. We are aware of other companies that are developing CXCR4 inhibitors that are in a similar stage of development as mavorixafor, including BioLineRx, Noxxon, Upsher-Smith, Polyphor and Glycomimetics. To our knowledge, there do not appear to be any competitors with programs in development for WHIM syndrome or chronic neutropenia disorders. With respect to chronic neutropenia, filgrastim injections (human granulocyte colony-stimulating factor (G-CSF)) and two biosimilars (Zarxio and Nivestym) are FDA-approved to reduce the incidence and duration of after effects of severe neutropenia (e.g.‚ fever‚ infections‚ oropharyngeal ulcers) in symptomatic patients with congenital neutropenia‚ cyclic neutropenia‚ or idiopathic neutropenia.

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

There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiations program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, it is also possible that we will fail to identify patentable aspects of further inventions made in the course of our development and commercialization activities before they are publicly disclosed, making it too late to obtain patent protection on them. Further, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of a patent that covers an approved product where the permission for the commercial marketing or use of the product is the first permitted commercial marketing or use, and as long as the remaining term of the patent does not exceed 14 years. However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, recent judicial decisions in the U.S. raised questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will be viewed in the future and whether patent expiration dates may be impacted. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and these foreign laws may also be subject to change. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.
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
Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. We are also highly dependent upon members of our current management team, including Paula Ragan, Ph.D., our Chief Executive Officer. The loss of the services provided by these individuals will adversely impact the achievement of our objectives. These individuals could leave our employment at any time, as they are “at will” employees. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. For example, our former interim Chief Medical Officer transitioned back to our Board of Directors and we hired a permanent Chief Medical Officer in August 2023. While we expect to engage in an orderly transition process if and when we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel, or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development, and harm our business.
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
As of September 30, 2023, we had 86 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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

Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses, or NOLs, and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. We have experienced multiple ownership changes since our inception and anticipate conducting an updated study to assess whether an ownership change has occurred and whether these ownership changes will limit the future use of our NOL carryforwards. Future ownership changes as defined by Section 382 may further limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

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

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the wars in Ukraine and Israel, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The U.S. Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty. If the equity and credit markets deteriorate, including as a result of political unrest or war, such as the wars in Ukraine and Israel, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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
•period-to-period fluctuations in our financial results; and
•the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report
In addition, companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including for example in connection with the COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business, financial condition, results of operations and reputation.

Our common stock may be delisted from The Nasdaq Capital Market which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.
Our common stock is currently listed on The Nasdaq Capital Market under the symbol “XFOR.” The listing standards of The Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

•limited availability of market quotations for our securities;

•a determination that the common stock is a “penny stock” which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;
•a limited amount of analyst coverage, if any; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

Delisting from The Nasdaq Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

In particular, our share price may continue to decline for a number of reasons, including many that are beyond our control. See the risk factor captioned “Our stock price has been and is likely to continue to be volatile and fluctuate substantially”

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our securities.
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
We are a “smaller reporting company” under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million. As a smaller reporting company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. For so long as we remain a smaller reporting company, we are permitted and intend to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

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

10.1*+
First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of August 2, 2023, by and among X4 Pharmaceuticals, Inc., X4 Therapeutics, Inc., Hercules Capital, Inc. and Hercules Capital Funding IV LLC and Hercules Capital Funding Trust 2022-1.

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

X4 PHARMACEUTICALS, INC.

Date: November 9, 2023	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President and Chief Executive Officer

Date: November 9, 2023	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer