Form 10-K
period 2023-12-31
X4 Pharmaceuticals, Inc
filed 2024-03-21
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

On June 30, 2023, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $318 million based upon the closing sale price on the Nasdaq Capital Market reported on June 30, 2023. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Independent Registered Public Accounting Firm	PricewaterhouseCoopers LLP	Boston, Massachusetts, US	Firm ID	238
As of March 18, 2024, there were 167,937,781 shares of the registrant’s common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, (the “2024 Proxy Statement”) for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the benefits of U.S. Food and Drug Administration and European Commission designations, including, without limitation, Fast Track, orphan designation and Breakthrough Therapy;
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

Our lead clinical candidate is mavorixafor, a small-molecule selective antagonist of chemokine receptor CXCR4, that is being developed as an oral, once-daily therapy. Due to its ability to increase the mobilization of mature, functional white blood cells into the bloodstream, we believe that mavorixafor has the potential to provide therapeutic benefit across a variety of chronic neutropenic disorders, including WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome, a rare, primary immunodeficiency.

We are currently seeking approval from the U.S. Food and Drug Administration (“FDA”) for the use of oral, once-daily mavorixafor in the treatment of people aged 12 years and older with WHIM syndrome following the October 2023 acceptance of our New Drug Application (“NDA”) by the FDA. The FDA has granted the NDA Priority Review, establishing a goal of six months review from the date of acceptance and assigning a Prescription Drug User Fee Act (“PDUFA”) target action date of April 30, 2024. At this time, the FDA has notified us that they are not planning to hold an advisory committee meeting to review the filing. Due to mavorixafor’s Rare Pediatric Disease designation in the U.S. for WHIM syndrome, should mavorixafor be approved, we are eligible to receive a Priority Review Voucher (“PRV”), which may be used to obtain Priority Review for a subsequent application or sold to another drug sponsor.

The NDA is supported by our successfully completed global, pivotal, Phase 3 clinical trial (“4WHIM”) that evaluated the safety and efficacy of mavorixafor in 31 people with WHIM syndrome. The 4WHIM trial met its primary endpoint and a key secondary endpoint, demonstrating statistically significant increases in time above threshold for absolute neutrophil counts (“TAT-ANC”) in patients treated with mavorixafor and time above threshold for absolute lymphocyte counts (“TAT-ALC”) versus placebo. Additional data showed that mavorixafor treatment resulted in statistically significant reductions in annualized infection rates versus placebo and clinically meaningful reductions in both the severity and duration of infections versus placebo. Mavorixafor was generally well tolerated throughout the 52-week trial.

In anticipation of a potential second quarter 2024 U.S. launch of mavorixafor in WHIM syndrome, we have continued to build our go-to-market organization, with key hires across commercial and medical functions, increased interactions with key stakeholders and rare disease patient advocacy organizations, and launched a disease awareness campaign aiming to further the understanding of WHIM syndrome and educate patients and physicians on the importance and benefits of early diagnosis.

We are also advancing mavorixafor for the treatment of people with certain chronic neutropenic disorders following positive results from a Phase 1b clinical trial of a single dose of mavorixafor in people with idiopathic, cyclic, and congenital chronic neutropenia. We are conducting a Phase 2 clinical trial, evaluating the durability, safety, and tolerability of chronic dosing of once-daily oral mavorixafor with or without concurrent treatment with injectable granulocyte colony-stimulating factor (“G-CSF”) in the same patient population. Preliminary results from the trial showed that the first three participants experienced clinically meaningful increases in absolute neutrophil counts (“ANC”). We expect to share further data from the Phase 2 trial in the second quarter of 2024. Concurrent with conducting this Phase 2 trial, we are advancing our plans for a Phase 3 trial of mavorixafor in people with certain chronic neutropenic disorders. This Phase 3 trial will be a global, randomized, placebo-controlled trial assessing the safety and efficacy of mavorixafor, with or without concomitant G-CSF, in people with idiopathic or congenital neutropenia. We expect that this Phase 3 trial will initiate in the second quarter of 2024.

We believe that successfully developing mavorixafor and providing new therapeutic options to individuals in the United States diagnosed with certain chronic neutropenic disorders has the potential to revolutionize the treatment landscape, which is principally served by injectable therapies that are frequently associated with treatment-limiting adverse events.

Our Focus
We have developed a pipeline of small-molecule, oral antagonists of the chemokine receptor CXCR4, or C-X-C receptor type 4. CXCR4 is a cell receptor that helps regulate the movement of immune cells within the body. CXCR4 receptor stimulation by its cognate ligand, CXCL12, has been shown to play a key role in the maturation and mobilization of white blood cells such as neutrophils, lymphocytes (including both B cells and T cells), and monocytes, into the bloodstream. Because antagonism of the CXCR4 receptor has been shown to increase the trafficking of white blood cells, we believe that therapeutic inhibition of the

CXCR4/CXCL12 axis holds the potential to benefit people with a wide variety of diseases where there remain significant unmet needs, including chronic neutropenic disorders and certain types of cancer.

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

To date, more than 350 subjects in clinical trials have been dosed with mavorixafor, with a favorable tolerability profile observed. In these trials, we have observed drug exposure levels, a 22-hour half-life, and bioavailability of mavorixafor to support once-daily oral dosing, which we believe would provide convenient dosing and facilitate patient compliance for chronic or life-long use, if approved. The manufacturing process for mavorixafor utilizes well established, small-molecule chemistry. The commercial product, if approved, can be supported by specialty pharmacy distribution.

We have successfully advanced mavorixafor through a pivotal, Phase 3 clinical trial, referred to as the 4WHIM trial, in people with WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome, a rare, combined primary immunodeficiency. We have also completed a Phase 1b clinical trial of a single dose of mavorixafor in people with congenital, idiopathic, or cyclic neutropenia and we are now conducting a Phase 2 clinical trial evaluating the durability, safety, and tolerability of chronic dosing of once-daily oral mavorixafor with or without concurrent treatment with injectable G-CSF in the same patient population.

We have two pre-clinical candidates: X4P-003, a second-generation CXCR4 antagonist designed to have enhanced properties relative to mavorixafor, potentially enabling broader opportunities in CXCR4-dependent disorders and primary immunodeficiencies; and X4P-002, a CXCR4 antagonist with a unique distribution profile and a demonstrated ability to cross the blood-brain barrier.

About WHIM Syndrome
WHIM syndrome is both a rare, combined immunodeficiency and a congenital neutropenic disorder in which the body’s immune system does not function properly and has trouble fighting infections. In many patients, WHIM is caused by “gain of function” variations in the single gene that encodes for the CXCR4 receptor. In healthy individuals, the CXCR4 receptor is typically internalized into the cell after CXCL12 binds to it, enabling the receptor to be appropriately “recycled” and the signaling to be diminished. In most WHIM patients, however, a genetic variation in the receptor gene prevents the post-binding internalization (“normal recycling”) of the receptor. As a result, the CXCR4 receptor is maintained on the surface of the cell and is exposed to the ligand, which creates a perpetual “on” signal and retention of white blood cells in the bone marrow where they are produced, leading to the chronic peripheral neutropenia, lymphopenia, and monocytopenia that are the clinical hallmarks of WHIM syndrome.

Genetic testing is typically used to diagnose WHIM syndrome to confirm the presence of a genetic variation in the CXCR4 receptor. The diagnosis of WHIM syndrome may occur at any age: about one-half of reported patients are diagnosed as children, primarily before of at the age of 18 years, with the other half diagnosed as adults, mostly between 18 and 40 years of age.

WHIM syndrome is named for its four common manifestations, although not all patients experience all symptoms, and not all symptoms are required for a diagnosis: Warts, related to infection with the Human Papilloma Virus (HPV), Hypogammaglobulinemia, a condition of low immunoglobulin (“IG”) levels, Infections, including both bacterial and fungal infections, and Myelokathexis, a hyper-dense population of immune cells in the bone marrow. These conditions reduce the body’s ability to achieve a healthy immune response. Left untreated, those with WHIM syndrome may experience debilitating and life-threatening complications, including an increased cancer risk, irreversible end-organ damage, and/or sepsis.

The incidence and prevalence of WHIM syndrome are not well established. We believe that this is due to the relatively recent elucidation of the genetics underlying WHIM syndrome, lack of universal or accessible genetic testing, and limited medical education and awareness of the disease, which is in part driven by the lack of available disease-modifying treatments. Based on a preliminary U.S. market research study sponsored by us and conducted by a third-party research firm, we believe that the prevalence of WHIM syndrome worldwide is significantly higher than previous registries suggest.
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

In partnership with Invitae, a genetic information company, we sponsor a no-charge genetic testing and counseling program called PATH4WARD for individuals who may carry a genetic variation known to be associated with chronic neutropenia or primary immunodeficiency disorders (“PIDs”), including WHIM syndrome. The genetic panel looks at more than 550 genes known to be associated with PIDs; to date, the program has proven helpful not only in diagnosing WHIM, but also providing a better understanding of novel genetic variants causing PIDs and assisting participant enrollment in X4-sponsored clinical trials.

We continue to increase awareness of WHIM syndrome among patients, physicians, and their support systems through our partnerships with key patient foundations, including the Jeffrey Modell Foundation, International Patient Organisation for Primary Immunodeficiencies, and Immune Deficiency Foundation.

We have also deployed of a field force of Medical Science Liaisons (“MSLs”) and Patient Diagnostic Liaisons (“PDLs”) in the United States to further drive education and awareness of WHIM syndrome and its diagnosis. Upon obtaining approval of our NDA by the FDA, we plan to deploy a field sales force who will provide information about our approved drug product to health care providers who are known to or potentially could have WHIM patients under their care.

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
•Hypogammaglobulinemia: Intravenous or subcutaneous IG administration, referred to as IVIG (“IVIG”) or SCIG (“SCIG”), respectively, can be administered to patients with low IG levels. In WHIM patients, the administration of IG therapies raises IG levels, but has shown no impact on circulating white blood cells and limited or no impact on immune responses. IG treatment of patients with WHIM syndrome is based on empirical and anecdotal evidence, and there are no clinical data demonstrating the efficacy of IG treatment for WHIM syndrome. IG treatment also does not treat or protect against HPV-associated symptoms and diseases, such as warts and certain cancers. Furthermore, IG administration is costly and time consuming.
•Infections: Bacterial infections are managed with antibiotics. Acute infections usually resolve, although we are aware of reports from clinicians citing death due to pneumonia or sepsis in young WHIM patients. Importantly, even with antibiotic use, infections are known to recur more frequently and persist longer in patients with WHIM syndrome. Further, the toll of multiple, chronic infections in WHIM patients has been known to lead to devastating irreversible pathologies such as hearing loss, due to chronic ear infections and bronchiectasis (damaged lung airways). Patients are sometimes given granulocyte-colony stimulating factor (“G-CSF”) to increase neutrophil counts, but G-CSF has demonstrated little, if any, impact on lymphopenia or the incidence of infections in WHIM patients. Side effects of G-CSF have been reported to include disabling bone pain, which can be more severe in certain age groups. Additional, less common, treatment-limiting complications of chronic G-CSF administration include myelofibrosis and leukemia.
•Myelokathexis: G-CSF is also sometimes used to treat the myelokathexis characteristic of WHIM syndrome to try to increase the number of neutrophils in the peripheral blood, but G-CSF has no effect on lymphocytes and other types of white blood cells.

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

The primary endpoint of the 4WHIM trial was a clinically relevant reduction of duration of severe neutropenia as measured by the increase in TAT-ANC (500 cells per microliter) in peripheral blood. Secondary endpoints include time above threshold-absolute lymphocyte count (TAT-ALC) of ≥ 1,000 cells per microliter over a 24-hour period, a composite clinical efficacy endpoint for mavorixafor based on total infection score and total wart change score, total wart change score for mavorixafor based on central blinded, independent review of 3 target skin regions, total infection score for mavorixafor based on number and severity of infections adjudicated by a blinded, independent adjudication committee; and a number of quality-of-life measurements and other exploratory endpoints.

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

In the second quarter of 2023, we presented additional data and analysis of the secondary and exploratory endpoints of the 4WHIM trial. Additional data presented revealed that mavorixafor treatment also resulted in statistically significant reductions in annualized infection rates versus placebo and effected clinically meaningful reductions in the both the severity and duration of infections versus placebo in trial participants. More specifically, the additional data showed the following:
•Rate of Infections: In the trial, mavorixafor treatment resulted in a statistically significant reduction (~60%) in annualized infection rate versus placebo (p<0.01). In addition, the data showed that the reduction was greater with time on treatment, with participants on mavorixafor experiencing less than one infection per year versus 4.5 for those on placebo; during the second 6 months of the trial, the difference also achieved statistical significance (p<0.005).
•Severity of Infections: During the trial, 29% (5 of 17) of those on placebo experienced Grade 3 or higher infections, whereas only 7% (1 of 14) of those on mavorixafor experienced a Grade 3 or higher infection, equating to a 75% reduction in the number of individuals experiencing severe infections. Importantly, the single Grade 3 infection in the mavorixafor treatment arm occurred during the first 3 months of the trial; after 3 months of treatment, there were no serious infections in the mavorixafor-arm, whereas the frequency of severe infections in those on placebo remained unchanged over the 52-week trial period.
•Duration of Infections: In the trial, mavorixafor treatment reduced the total duration (in days) of infections by more than 70% as compared to placebo, with those on placebo experiencing a mean of 7 weeks (49.1 days) with infections over the 52-week trial period versus a mean of only 2 weeks (14.1 days) with infections for those treated with mavorixafor.
•Other Infection Metrics: Mavorixafor treatment resulted in a 40% lower total infection score, a metric that combines infection number and severity (LS mean [95% CI]: mavorixafor, 7.41 [1.64–13.19]; placebo, 12.27 [7.24–17.30]). Treatment with mavorixafor also resulted in reductions in upper and lower respiratory tract and skin infections compared with those on placebo; participants on placebo required greater medical intervention, with 10 of the 17 participants on placebo requiring treatment with antibiotics over the course of the study, versus 3 of the 14 receiving mavorixafor; and slight improvements in warts were demonstrated both in the mavorixafor and placebo arms (no difference between arms).
•Safety and Tolerability: As reported previously, mavorixafor was generally well tolerated in the 4WHIM trial, with no drug-related serious adverse events, no treatment limiting toxicities, and no discontinuations due to safety. Approximately 90% of participants in the trial continued on to receive mavorixafor treatment at the start of the ongoing open-label extension study.

In August 2023, we submitted to the FDA an NDA with the goal of obtaining approval for mavorixafor for the treatment of people in the United States, aged 12 and older, with WHIM syndrome. The FDA accepted the NDA in late October 2023 for priority review and established a PDUFA target action date of April 30, 2024.

Mavorixafor has received multiple special designations from global regulatory authorities in WHIM syndrome, including Breakthrough Therapy Designation, Fast Track Designation, and Rare Pediatric Designation in the United States, and orphan designation in both the United States and European Union. In addition, upon approval of an NDA, we are eligible to receive a Priority Review Voucher (“PRV”) as a result of mavorixafor’s Rare Pediatric Designation in the United States. If obtained, such PRV could potentially be sold to a third party.

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
•A 13- to 24-month look back period prior to index date was used to confirm chronic status.
•The analysis used longitudinal prescription data and office-based claims data from an IQVIA claims database that included 93% of retail prescription claims, 77% of mail-in prescription claims, and had more than 1.5 billion office-based claims per year.
•This retrospective analysis projected that in 2021, up to 48,000 people in the United States were living with a diagnosis of chronic neutropenia, with the most common type of chronic neutropenic disorder being idiopathic (~40,000), followed by cyclic (~5,000), and congenital (~3,000), and with the majority of affected people being female adults. Our research into the estimated individuals in the U.S. diagnosed with chronic neutropenia confirms significant unmet medical needs exist despite the availability and use of G-CSF and, if our analysis is correct, this suggests a potential minimal addressable market for mavorixafor of approximately one third of this population, or approximately 15,000 individuals in the U.S., plus meaningful potential market expansion opportunities.

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

Following these positive results, an amendment to the Phase 1b clinical trial was initiated aiming to evaluate the use of daily oral mavorixafor with or without injectable G-CSF for up to 6 months in participants with chronic neutropenic disorders as a Phase 2 clinical trial. The ongoing Phase 2 trial is assessing the durability of ANC responses, the potential of mavorixafor to enable patients to taper down dosing with G-CSF, and to evaluate the tolerability of mavorixafor in combination with G-CSF in chronic use. The trial is now fully enrolled and we expect to report additional data in the second quarter of 2024.

Concurrent with this Phase 2 trial execution, we are advancing our plans to conduct a Phase 3 program of mavorixafor in people with certain chronic neutropenic disorders. The planned Phase 3 trial will be a global, randomized, double-blinded, placebo-controlled trial assessing the safety and efficacy of once-daily oral mavorixafor, with or without concomitant G-CSF, in people with idiopathic or congenital neutropenia. The 52-week trial is expected to enroll 150 participants aged 12 years and older with both an ANC less than 1,500 cells per microliter and 2 or more infections requiring intervention during the 12 months preceding the trial. The primary endpoint of the trial is a two-component endpoint that includes the annualized infection rate and ANC response in the mavorixafor-treated group versus the placebo group. Secondary endpoints are expected to include analysis of the severity and duration of infections, antibiotic use, fatigue, and quality of life parameters. The dosing of mavorixafor will be the same as in the 4WHIM Phase 3 clinical trial. The Company anticipates enrolling the first participants in this Phase 3 clinical trial in the second quarter of 2024.

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

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Other firms also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors to us, particularly through collaborative arrangements with large and established companies.

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

We are aware of other companies that are developing injectable CXCR4 inhibitors. However, we are not aware of any companies with CXCR4 antagonist programs in development for the indications of WHIM syndrome or chronic neutropenia. With regard to chronic neutropenia, we are not aware of any companies who are developing an oral therapy to elevate neutrophils in the blood. Filgrastim injections (human G-CSF) and two biosimilars (Zarxio and Nivestym) are FDA approved to reduce the incidence and duration of after-effects of severe neutropenia (e.g. fever, infections, oropharyngeal ulcers) in symptomatic patients with severe neutropenia.

Manufacturing
We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of mavorixafor or any of our other product candidates. We currently rely, and expect to continue to rely, on third parties for the manufacture of any of our product or product candidates.

We currently have a master services agreement, as amended from time to time, with Evotec A.G. (“Evotec”, previously known as Aptuit, Oxford), pursuant to which Evotec develops and manufactures the active pharmaceutical ingredient (“API”), mavorixafor. The term of the Evotec Agreement expires in February 2027 unless terminated by us and/or Evotec. Evotec is currently our sole supplier for mavorixafor drug substance. We are in the process of transitioning the Evotec Agreement to a commercial supply agreement to support our potential WHIM launch and subsequent commercial supply.

We also have a master services agreement in place with Catalent Inc. (“Catalent”), which is our sole manufacturer for the final capsule drug product formulation of mavorixafor. The term of the master services agreement with Catalent expires on September 10, 2024, and may be terminated by (1) us upon 30 days-notice to Catalent or (2) by either party following a material breach by the other party that remains uncured for 30 days. We are in the process of transitioning the master services agreement with Catalent to a commercial supply agreement to support our potential WHIM launch and subsequent commercial supply.

We obtain clinical, and potentially commercial, supplies from Evotec and Catalent pursuant to typical industry standard commercial and clinical supply agreements. We believe that both manufacturers have the capability and capacity to manufacture currently projected clinical trial supply and commercial volumes of mavorixafor.

Sales and Marketing
We are currently building a commercial infrastructure to support sales of mavorixafor should the FDA provide marketing approval for mavorixafor in the United States. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. Upon obtaining approval of our NDA by the FDA, we plan to have a field sales force who will provide information about our approved drug product to health care providers who are known to or potentially could have WHIM patients under their care.

We have entered into agreements with a third-party logistics company (“3PL”) for the warehousing and distribution of our drug product. We have also entered into an agreement with a specialty pharmacy, who will purchase our labelled drug product and dispense such drug product to patients pursuant to prescriptions provided by health care providers. The specialty pharmacy will also serve as our point of contact for inbound health care provider and patient inquiries, prescription processing, insurance investigation and patient on-boarding.

We currently intend to file a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”) for the marketing of mavorixafor in the European Union. Prior to filing the MAA, we must complete a Pediatric Investigational Plan (“PIP”). We anticipate submitting an MAA with the EMA in the fourth quarter of 2024 or in early 2025.

License Agreement

License Agreement with Genzyme
In July 2014, we entered into a license agreement with Genzyme Corporation (“Genzyme”), a wholly owned subsidiary of Sanofi, pursuant to which we were granted an exclusive license to certain patent applications and other intellectual property owned or controlled by Genzyme related to the CXCR4 receptor to develop and commercialize products containing licensed compounds, including but not limited to, mavorixafor. Genzyme has retained the non-exclusive right to conduct preclinical research involving compounds in any field, including any fields licensed to us, but has not retained rights to conduct any clinical development or commercialization of those compounds identified in the agreement in any of the fields licensed to us. We are primarily responsible for the preparation, filing, prosecution and maintenance of all patent applications and patents covering the intellectual property licensed to us under the agreement at our sole expense.

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

During 2023, we achieved a regulatory milestone: the acceptance by the FDA of our first NDA, for which $5.0 million has been paid and expensed as research and development expense. As of December 31, 2023, we are obligated to pay Genzyme future milestone payments in the aggregate amount of up to $20 million, contingent upon our achievement of certain late-stage regulatory and sales milestones with respect to licensed products, and tiered royalties based on net sales of licensed products that we commercialize under the Genzyme agreement. The next potential regulatory milestone would be triggered upon the notification of regulatory approval of our NDA and would be in the amount of $7.0 million. The remaining regulatory milestones include (i) $3.0 million for the acceptance by the EMA of our first drug application and (ii) $5.0 million upon the notification by the EMA of regulatory approval of our first drug application. We must also make one-time sales milestone payments of $0.5 million, $1.5 million and $3.0 million upon achieving cumulative net sales of $50 million, $150 million and $300 million, respectively. Upon the first potential sale of our drug candidate in the U.S., we will incur a royalty on annual net sales at a rate of 6% up to $150 million, 10% on the portion of annual net sales between $150 million and $300 million, and 12% thereafter.

Our obligation to pay royalties for each licensed product expires on a country-by-country basis on the latest of (i) the expiration of licensed patent rights that cover that licensed product in that country, (ii) the expiration of regulatory exclusivity in that country and (iii) ten years after the first commercial sale of such licensed product in that country. Royalty rates are subject to reduction under the agreement in specified circumstances, including in any country if we are required to obtain a license from any third party to the extent our patent rights might infringe the third party’s patent rights, if a licensed product is not covered by a valid claim in that country, or if sales of generic products reach certain thresholds in that country. Sublicenses that we enter into under the Genzyme agreement obligate us to pay Genzyme a percentage of certain upfront, maintenance fees, milestone payments and royalty payments paid to us by the sublicensee.
The term of the Genzyme Agreement will continue until the later of the expiration of the last-to-expire valid claim of the patents licensed under the agreement that cover any licensed product, the expiration of regulatory exclusivity applicable to any licensed product, and 10 years from the date of first commercial sale of any licensed product. Either we or Genzyme may terminate the Genzyme Agreement in the event of the bankruptcy or uncured material breach by the other party. Genzyme may terminate the Genzyme Agreement if we or our affiliates initiate a patent challenge of the patents licensed under the agreement. We may terminate the Genzyme Agreement immediately upon notice to Genzyme if we reasonably believe that the development or commercialization of a licensed compound or product under the Genzyme agreement would result in a material safety issue for patients.

License Agreement with Georgetown University
In December 2016, we entered into a license agreement with the Georgetown University (“Georgetown”) pursuant to which we obtained an exclusive, worldwide license to practice certain methods, and to make, have made, use, sell, offer for sale or import products, covered by licensed patent rights co-owned by Georgetown. The rights licensed to us are for all therapeutic, prophylactic and diagnostic uses in all disease indications in humans and animals. We have the right to grant sublicenses of the licensed rights to third parties to the extent consistent with the terms of the Georgetown agreement.
Under the terms of the Georgetown agreement, we paid a one-time-only, upfront fee of $50 thousand, and we may be required to pay milestone payments of up to an aggregate of $800 thousand related to commercial sales of a licensed product. We are responsible for all patent prosecution costs incurred with respect to the licensed patents. We are obligated under the agreement to use commercially reasonable efforts to develop and commercialize licensed product, to make licensed product reasonably available to the public, to obtain government approvals for licensed product and to market licensed product in quantities sufficient to meet the market demand.
The term of the Georgetown agreement will continue until the expiration of the last valid claim within the patent rights covering the licensed products. Georgetown may terminate the Georgetown agreement or convert our license to non-exclusive in the event: (i) we fail to pay any amount and fail to cure such failure within 30 days after receipt of notice, (ii) we default in our obligation to obtain and maintain insurance and fail to remedy such breach within 45 days after receipt of notice, (iii) we declare insolvency or bankruptcy or (iv) we materially default in the performance of any material obligations under the Georgetown agreement that is not cured within a certain period from the date of written notice of such default. We may terminate the Georgetown agreement at any time upon at least 60 days’ written notice.
License Agreement with Beth Israel Deaconess Medical Center
In December 2016, we entered into a license agreement with Beth Israel Deaconess Medical Center (“BIDMC”) pursuant to which we obtained an exclusive, worldwide license to make, have made, use, sell, offer for sale, and import of licensed products and certain processes covered by licensed patent rights co-owned by BIDMC and a nonexclusive royalty-free right to use certain information pertaining to any invention claimed in the licensed patents that is owned by BIDMC to develop, make, have made, use, have used, sell, have sold and commercialize such licensed products and processes. The rights licensed to us are for all fields of use. We have the right to grant sublicenses of the licensed rights to third parties to the extent consistent with the terms of the BIDMC agreement.
Under the terms of the BIDMC agreement we paid a one-time-only, upfront fee of $20 thousand and we are responsible for all future patent prosecution costs.
The term of the BIDMC agreement will continue until the expiration of the last valid claim within the patent rights covering the licensed product. BIDMC may terminate the agreement in the event: (i) we fail to pay any amount and fail to cure such failure within 15 days after receipt of notice, (ii) the insurance coverage that we are obligated to maintain under the agreement is terminated and we fail to obtain replacement insurance within a certain period of time following notice to BIDMC, or (iii) we declare insolvency or bankruptcy. In addition, if we are in material breach of any material provisions of the BIDMC agreement and fail to remedy such breach within 60 days after receipt of notice, BIDMC may terminate the BIDMC agreement or terminate any licenses granted under the BIDMC agreement with respect to the country or countries in which such material breach has occurred. We may terminate the BIDMC agreement at any time upon at least 90 days’ written notice.
License Agreement with Dana Farber Cancer Institute
In November 2020, we entered into a license agreement with Dana Farber Cancer Institute (“DFCI”) pursuant to which we obtained a non-exclusive, worldwide license to use, make, have made, develop, market, import, distribute, sell or have sold licensed products and certain processes covered by licensed patent rights owned by DFCI. The rights licensed to us are for the therapeutic use of our CXCR4 antagonists for the treatment of Waldenström’s in combination with BTK inhibitors, including ibrutinib. We have the right to grant sublicenses of the licensed rights to third parties to the extent consistent with the terms of the DFCI agreement.

Under the terms of the DFCI agreement we paid a one-time, upfront fee of $25 thousand and we are responsible for the reimbursement of certain future patent prosecution costs and the payment of an annual maintenance fee. We are obligated to pay DFCI milestone payments in the aggregate amount of up to approximately $32 million, contingent upon our achievement of certain regulatory and sales milestones with respect to licensed products, and a flat royalty based on net sales of licensed products that we commercialize under the DFCI agreement.

The term of the DFCI agreement will continue until the expiration of the last valid claim within the patent rights covering the licensed product. DFCI may terminate the DFCI agreement in the event: (i) we fail to pay any amount and fail to cure such failure within 30 days after receipt of notice, (ii) we cease to carry on our business with respect to the licensed products or process, (iii) the insurance coverage that we are obligated to maintain under the DCFI agreement is terminated and we fail to obtain replacement insurance within a certain period of time following notice to DFCI, (iv) we fail to comply with certain diligence obligations and cure any such default within 60 days after receipt of written notice, (v) we have granted a sublicense without notifying DFCI or on terms inconsistent with the terms required of sublicenses under the DCFI agreement, (vi) an officer of our company, an affiliate or sublicensee is convicted of a felony relating to the manufacture, use, sale or importation of a licensed product, (vii) we or any of our affiliates, sublicensees or sublicensees’ affiliates initiate a patent challenge of the patents licensed under the DFCI agreement or assists others in doing so or (viii) we declare insolvency or bankruptcy. In addition, if we are in material breach of any material obligations under the DFCI agreement and fail to remedy such breach within 90 days after receipt of notice, DFCI may terminate the DFCI agreement or terminate any licenses granted under the agreement. We may terminate the DFCI agreement at any time upon at least 90 days’ written notice.
Abbisko Agreement
In July 2019, we entered into a license agreement with Abbisko Therapeutics Co Ltd. (“Abbisko”). Under the terms of the agreement, we granted Abbisko the exclusive right to develop, manufacture and commercialize mavorixafor in mainland China, Taiwan, Hong Kong and Macau. The agreement provides Abbisko with the exclusive rights in this territory to develop and commercialize mavorixafor in combination with checkpoint inhibitors or other agents in oncology indications. Pancreatic cancer, ovarian cancer and triple negative breast cancer are expected to be explored initially. We retain the full rest-of-world rights to develop and commercialize mavorixafor outside of Greater China for all indications and the ability to utilize data generated pursuant to the Abbisko collaboration for rest-of-world development. In addition, Abbisko has the right of first refusal if we determine to pursue additional products in the Abbisko Territory, as defined in the agreement. We entered into a separate agreement in April 2020 whereby we will provide Abbisko with a clinical supply and, if the product is commercialized in the territory licensed by Abbisko, we intend to enter into a commercial supply of the licensed compound.
Pursuant to the agreement with Abbisko, upon the closing of a qualified financing of Abbisko, as defined in the agreement, which occurred in March 2020, Abbisko made a one-time, non-refundable, non-creditable financial milestone payment of $3 million to us. We are also eligible to receive potential development, regulatory and commercial milestone payments of up to $214.0 million, which will vary based on the ultimate sales, if any, of the approved licensed products. Upon commercialization of mavorixafor in the Abbisko Territory, we are eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. Abbisko is obligated to use commercially reasonable efforts to develop and commercialize mavorixafor in the Abbisko Territory. Abbisko has responsibility for all activities and costs associated with the further development, manufacture and commercialization of mavorixafor in the Abbisko Territory.
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

We file patent applications directed to our product candidates, preclinical compounds and related technologies to establish intellectual property positions on these compounds and their uses in disease. As of December 31, 2023, we owned or exclusively licensed 20 issued U.S. patents, five pending U.S. non-provisional patent applications, three pending U.S. provisional patent applications, and approximately 160 PCT and foreign patents and patent applications including in the following foreign jurisdictions: Austria, Australia, Belgium, Brazil, Canada, China, Denmark, European Patent Office, Finland, France, Germany, Great Britain, Hong Kong, India, Ireland, Israel, Italy, Japan, Lichtenstein, Mexico, Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, South Korea, Spain, Sweden and Switzerland.

Patents issued from the in-licensed portfolio are exclusively licensed to us under the terms of the Genzyme Agreement and are expected to expire between 2024 and 2027. Additionally, we have exclusively licensed from Genzyme, BIDMC and Georgetown University their interest in certain co-owned patents. Patents issued from our co-owned portfolio, if all maintenance fees are paid, are expected to expire in 2036, not including any Patent Term Adjustment (PTA), Patent Term Extension (PTE), or other extensions of term that may be available.

With respect to our lead product mavorixafor, as of December 31, 2023, we owned or exclusively licensed five issued U.S. patents and one pending U.S. non-provisional patent application that relate to mavorixafor composition of matter; one issued U.S. patent, one pending PCT application, and three pending foreign priority patent applications that relate to methods of manufacturing mavorixafor, including certain key intermediate molecules; two issued U.S. patents and one pending U.S. non-provisional patent application that relate to the use of mavorixafor for treatment of patients with WHIM Syndrome; one pending U.S. non-provisional patent application, one pending PCT application, and one pending U.S. provisional patent application that relate to the use of mavorixafor for treatment of patients with conditions involving chronic neutropenia; and three U.S. issued patents, one pending U.S. non-provisional patent application, and three pending PCT applications that relate to uses of mavorixafor in other fields, including oncology. The issued U.S. patents covering aspects of mavorixafor and its use, if all maintenance fees are paid, and pending applications, if granted and all maintenance fees paid, are expected to expire between 2024 and 2044, not including any Patent Term Adjustment (PTA), Patent Term Extension (PTE), or other extensions of term that may be available. With respect to foreign patent rights to mavorixafor, as of December 31, 2023, we had approximately 110 pending PCT and foreign patents and patent applications.

With respect to developmental compounds, including preclinical candidates for our X4P-002 and X4P-003 programs, as of December 31, 2023, we had nine issued U.S. patents, one pending U.S. non-provisional patent application, two pending U.S. provisional patent applications and two pending PCT patent applications. These issued patents, if all maintenance fees are paid, and pending applications, if granted and all maintenance fees paid, are expected to expire between 2024 and 2043, not including any Patent Term Adjustment (PTA), Patent Term Extension (PTE), or other extensions of term that may be available. With respect to foreign patent rights to our developmental compounds, including preclinical candidates for our X4P-002 and XP-003 programs, we have approximately 50 pending PCT and foreign patents and patent applications.

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

In addition to patents, we rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors, and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed under those agreements.
Government Regulation and Product Approval
The FDA Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (the “FDCA”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable requirements may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, refusal by the FDA to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties and criminal prosecution.
Pharmaceutical product development in the United States typically involves preclinical or other nonclinical laboratory and animal tests and the submission to the FDA of an IND, which must become effective before clinical testing may commence. For commercial approval, the sponsor must submit adequate and well-controlled investigations demonstrating that the drug is safe for use under the conditions prescribed, recommended or suggested in the proposed labeling and providing substantial evidence, generally consisting of adequate, well-controlled clinical trials to establish that the drug will have the effect it purports or is represented to have under the conditions of use prescribed, recommended or suggested in the proposed labeling.
Nonclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of certain nonclinical tests must comply with federal requirements, including, as applicable, the FDA’s good laboratory practices regulations and the U.S. Department of Agriculture’s regulations implementing the Animal Welfare Act. The results of nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal studies of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not imposed a clinical hold on the IND within this 30-day period, the clinical trial proposed in the IND may begin.
Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with applicable federal regulations, including good clinical practices, which are meant to protect the rights and safety of study subjects and ensure the integrity of the data generated in the clinical trials and under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol and subsequent protocol amendments must be submitted to the FDA as part of the IND.
The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with applicable requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients must also be submitted to an institutional review board (“IRB”) at each site where a trial will be conducted. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions.
Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In general, in Phase 1, the initial introduction of the drug into healthy human volunteers or, in some cases, patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug. The FDA may, however, determine that a drug is safe and effective based on one clinical trial plus confirmatory evidence. In some cases, the FDA may require post-market studies, known as Phase 4 studies, to be conducted as a condition of approval to gather additional information on the drug’s effect in various populations and any side effects associated with long-term use. Depending on the risks posed by the drugs, other post-market requirements may be imposed.
After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all relevant preclinical, clinical, and other testing and data and information relating to the product’s pharmacology, chemistry, manufacture, and controls. In addition, the submission of NDAs is generally subject to a substantial application fee, although there are certain exceptions and waivers, such as for orphan-designated drugs.
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the performance goals established pursuant to the Prescription Drug User Fee Act the FDA aims to complete review of 90% of standard (non-priority) NDAs within 10 months of filing and within six months of filing for priority NDAs.
The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation on questions presented by the FDA, which may include questions related to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured to assess compliance with cGMP.
After the FDA evaluates the NDA and has conducted applicable inspections, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and actions the sponsor may take, such as additional testing, or information, in order for the FDA to reconsider the application. If, and when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter.
An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. An approval letter may also include post-marketing requirements and commitments, such as the conduct of additional clinical trials or CMC studies. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug.
The Hatch-Waxman Act
Orange Book Listing
When seeking NDA approval, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book (“Orange Book”). Drugs listed in the Orange Book can, in turn, be referenced by potential competitors in support of approval of an abbreviated new drug application (“ANDA”) or an NDA submitted under section 505(b)(2) of the FD&C Act (“505(b)(2) NDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to demonstrates the safety or effectiveness of their drug product. Drugs approved in this way generally are considered to be therapeutically equivalent to the listed drug, are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug in accordance with state law. A 505(b)(2) NDA provides for the marketing of a drug for which one or more investigations supporting its approval were not conducted by or for the applicant or for which the applicant had not obtained a right of reference. In some instances, a 505(b)(2) NDA applicant may rely on the FDA’s findings of safety and effectiveness for a previously approved drug.
An ANDA applicant, or a 505(b)(2) NDA applicant that is relying on FDA’s finding of safety and effectiveness for a previously approved drug, is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The applicant may also elect to submit a section viii statement, certifying that the proposed product labeling does not contain (or carves out) any language related to the listed the patent.
If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.
A certification that an ANDA or 505(b)(2) NDA will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV notice automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant.
The ANDA or 505(b)(2) NDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.
Exclusivity
Upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which time the FDA cannot receive any ANDA or 505(b)(2) NDA application seeking approval of a drug that references the NCE drug. Certain changes to an approved drug that are supported by clinical studies that are essential to the approval of such changes, such as the addition of a new indication, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA or 505(b)(2) NDA application that includes the change.
An ANDA or 505(b)(2) NDA application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification and thus no ANDA or 505(b)(2) application may be filed before the expiration of the exclusivity period.
Five-year and three-year exclusivities do not preclude FDA approval of another 505(b)(1) NDA application for the drug during the period of exclusivity, provided that the 505(b)(1) applicant conducts or obtains a right of reference to all of the preclinical studies and adequate and well controlled clinical trials necessary to demonstrate safety and effectiveness.
Patent Term Extension
After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension generally is calculated based on half of the drug’s testing phase—the time between IND clearance and NDA submission—and all of the review phase—the time between NDA submission and approval up to a maximum of five years. The extension period can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.
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
Postmarket Requirements
Once an NDA is approved, the manufacturer and the product will be subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, annual report requirements, reporting of adverse experiences, and complying with promotion and advertising requirements. The FDA closely regulates the post-approval marketing and promotion of drugs.

Drugs may be marketed only for the approved indications and in a manner that is consistent with their approved labeling. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA at the time of their first use.
Changes to certain conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses similar procedures in reviewing and approving NDA supplements as it does for original NDAs.
Adverse event reporting and submission of annual safety reports is also required following FDA approval of an NDA. New safety information that emerges after NDA approval may require changes to a drug’s approved labeling, including the addition of new warnings and precautions or contraindications, and could require the implementation of other risk management measures, including a REMS or the conduct of post-marketing studies to assess the newly discovered safety issue. Product approvals also may be withdrawn if problems occur following initial marketing.

In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMP after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMP. Manufacturers are also subject to tracking and tracing requirements. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered.
Pediatric Exclusivity and Pediatric Information
The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month period of exclusivity attached to any patent or regulatory exclusivity listed in the Orange Book if certain conditions are met. Conditions for pediatric exclusivity include a determination by the FDA that information relating to the use of a new drug in the pediatric population may produce health benefits in that population; a written request by the FDA for pediatric studies, completion of the studies in accordance with the written request and submission of reports from the requested studies to the FDA.
In addition, under the Pediatric Research Equity Act (“PREA”), certain NDAs or NDA supplements must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective, unless the sponsor has received a deferral or waiver from the FDA. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. The sponsor may request a deferral or waiver of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data need to be collected before the pediatric studies begin.
Orphan Drug and Rare Pediatric Disease Designation
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States (or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for such disease or condition will be recovered from sales of such drug in the United States). Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its designated orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular drug to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that drug, for that disease. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. If the FDA designates an orphan drug based on a finding of clinical superiority, the FDA must provide a written notification to the sponsor that states the basis for orphan designation. The FDA must also publish a summary of its clinical superiority findings upon granting approval and orphan drug exclusivity to a subsequent product based on clinical superiority.
Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application fee.
The FDA grants Rare Pediatric Disease designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and fewer than 200,000 individuals in the United States. A priority review voucher may be issued upon approval of an NDA for therapies developed to treat such rare pediatric diseases. Priority review vouchers may be redeemed to obtain priority review for any subsequent marketing application or be sold or transferred.

Expedited Development and Review Programs
The FDA has a Fast Track program that is intended to expedite or facilitate the process for development and review of new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to both the product and the specific indication for which it is being studied. Products that receive Fast Track designation may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.

Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review to facilitate the review.

A product can be designated as a Breakthrough Therapy by FDA if it is intended to treat a serious or life-threatening condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a product candidate be designated as a breakthrough therapy concurrently with the submission of an IND or any time afterward, but ideally before an end-of-Phase-2 meeting. The FDA must determine if the product candidate qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request. If so designated, the FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather pre-clinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor, and taking steps to ensure that the design of the clinical trials is as efficient as practicable.
Rest of World Government Regulation
In addition to laws and regulations in the United States, we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials, manufacturing and any commercial sales and distribution of our products, if approved.

As in the United States, we must obtain the requisite authorization or approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements of regulatory authorities outside the United States are in many respects similar to those we are subject to in the United States, but in some instances the legal and regulatory requirements outside the United States may differ from or be more stringent than what we must comply with in the United States.

European Union Drug Development
In the European Union (“EU”), our future products may also be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the new Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new Regulation.

The new Regulation overhauled the system of approvals for clinical trials in the EU. Specifically, it is directly applicable in all Member States (meaning that no national implementing legislation in each Member State is required), and aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have also been established for the assessment of clinical trial applications.

European Union Drug Review and Approval
In the EU, medicinal products can only be commercialized after obtaining a marketing authorization (“MA”).

The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the EMA, and is valid throughout the entire territory of the EU and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway) (“EEA”). The centralized procedure is mandatory for certain types of products, including products produced by biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy, or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions or viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health in the EU.

Under the centralized procedure, the EMA’s CHMP is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MA application by the EMA is 210 days, excluding clock stops when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

European Union New Chemical Entity Exclusivity
In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon the grant of an MA and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MA application can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an MA for one or more new therapeutic indications which, during the scientific evaluation prior to their MA, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained an MA based on an MA application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Union Orphan Designation and Exclusivity
In the EU, the European Commission grants orphan designation in respect of a product, after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products, if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be a significant benefit to those affected by that condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following the grant of an MA. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EU Members States can accept an application or grant an MA for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. An MA may be granted to a similar medicinal product to an authorized orphan product in very select cases, such as if: (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the MA holder for the authorized orphan product consents to the authorization of the similar medicinal product; or (iii) the MA holder for the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

European Union Regulatory Requirements After a Marketing Authorization has been Obtained
If authorization for a medicinal product in the EU is obtained, the holder of the MA is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion, and sale of medicinal products. These include:
•Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (“EU cGMP”). These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
•Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians may be governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages, or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization as well as the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The aforementioned EU rules are generally applicable in the EEA.
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
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), imposed requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries and included a major expansion of the prescription drug benefit under Medicare Part D (“Part D”). Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D is available through both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee.
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

Healthcare Reform
Payors, whether domestic, foreign, governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the ACA, was enacted with the goal of expanding coverage for the uninsured while at the same time containing overall health care costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare D program.

Since its enactment, there have been a number of judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. For example, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Further, on June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, the Inflation Reduction Act of 2022 (“IRA”), among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by capping the beneficiary maximum out-of-pocket cost at $2,000 per year and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several Presidential executive orders, Congressional hearings and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Congress has also passed additional reform measures. This includes the IRA, which, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) requires drug manufacturers to pay drug rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to the extent that drug prices increase faster than inflation. Under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication(s) is for that disease or condition. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although the implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

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
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
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
•HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and its implementing regulations, which imposes certain requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•Federal drug price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products; and
•Foreign and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state and local laws governing the disclosure of payments to health care professionals, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state laws that require the reporting of information related to drug pricing, state and local laws requiring the registration of pharmaceutical sales representatives and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Human Capital Policies and Procedures
As of December 31, 2023, we had 93 full-time employees. Of these employees, 58 were engaged in research and development and 35 were engaged in selling, general and administrative functions. All of our employees are located in the United States or Vienna, Austria. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relationship with our employees to be good.

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

Corporate Information and Trademarks
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

We view our operations and measure our business as one reportable segment. All of the Company's tangible assets are held in the United States. Refer to Note 2, Summary of Significant Accounting Policies, to our financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information.

We own or have rights to various trademarks, service marks and trade names that we use in connection with the operation of our business. This Annual Report on Form 10-K may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Annual Report on Form 10-K is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ®, ™ or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

Available Information
We maintain a website at http://www.x4pharma.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website as soon as reasonably practicable after electronically filing such reports with the SEC. Such reports and other information may be accessed through the SEC’s website at www.sec.gov. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website to be part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

•If the commercial opportunity for mavorixafor in WHIM syndrome and other chronic neutropenic disorders is smaller than we anticipate, our potential future revenue from mavorixafor for the treatment of any of the diseases may be adversely affected and our business may suffer.

•Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties and any approved products will be subject to extensive post-approval regulatory requirements. Additionally, any product candidate for which we obtain marketing approval could be subject to marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

•The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.

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

•Our term loan contains restrictions that limit our flexibility in operating our business.

•Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the wars in Ukraine and Gaza, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

•Our stock price has been and is likely to continue to be volatile and fluctuate substantially.

Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses and have not generated revenue from product sales since our inception. We expect to continue to incur losses for the foreseeable future and we may never achieve or maintain profitability.
We are a late clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. Since inception, we have incurred significant operating losses. Our net losses were $101.2 million, $93.9 million and $88.7 million for the years ended December 31, 2023, 2022 and 2021 respectively, and we had an accumulated deficit of $477.9 million as of December 31, 2023. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability.

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
•outcomes and timing of regulatory reviews, approvals and other actions;
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
We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. For example, we experienced delays in clinical trial site activation and slower patient enrollment in some of our clinical trials as a result of the recent COVID-19 pandemic, which delayed our expectations regarding our ability to report data from those trials. Assuming that we complete the development of and obtain marketing approval for any of our product candidates, including mavorixafor, which has a PDUFA target action date of April 30, 2024, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.
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

As of December 31, 2023, we have cash and cash equivalents of $99.2 million and short-term marketable securities of $15.0 million. We will require additional capital to sustain our operations, and to carry out our business plans, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured. We will also require additional capital to satisfy the covenant under our existing debt facility with Hercules Capital, Inc. and certain affiliated entities (“Hercules”) that requires that we maintain a minimum level of cash of $20.0 million through January 2025 and thereafter, subject to reductions upon the Company’s achievement of certain operational milestones. Based on our current cash flow projections, excluding any gross profit related to the potential sale of our drug, should the FDA approve our current NDA, and excluding the potential sale of any priority review voucher that might be received upon approval of the Company’s NDA noted above, and with no additional borrowings under our existing debt facility or other sources of external financing, we would fail to maintain the minimum cash required to satisfy this covenant as soon as the first quarter of 2025. In such event, Hercules could require the repayment of all outstanding debt. Based on the foregoing, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements appearing elsewhere in this Annual Report. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty described above. See also the risk factor titled “Our term loan contains restrictions that limit our flexibility in operating our business” below.

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
•the costs to operate as a public company; and

•business interruptions resulting from pandemics and public health emergencies, geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.
Raising additional capital may cause dilution to our investors, restrict our operations or require us to relinquish rights to our technologies or product candidates. Future debt obligations may expose us to risks that could adversely affect our business, operating results and financial condition and may result in further dilution to our stockholders.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Other than our common stock purchase agreement with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park is obligated, subject to certain limitations and conditions, to purchase up to a remaining $47.0 million in the aggregate of shares of our common stock, we do not have any committed external sources of funds and may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, acquiring or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on additional assets such as intellectual property. For example, our debt facility with Hercules contains a minimum cash financial covenant that we project we would be in violation of in the first quarter of 2025 based on our current cash flow projections, assuming we do not raise additional funding and our drug candidate is not approved by the FDA. If we default on such indebtedness, with Hercules or a future lender, we could be required to pledge additional assets, or the lenders could enforce remedies on the current collateral.
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
We test goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. For example, as of December 31, 2021, our market capitalization, measured as the price of our common stock multiplied by shares of common stock outstanding, declined to below the value of our net assets, including goodwill. As a result of the sustained decline in the market price of our common stock, the fair value of our single reporting unit, measured based on our market capitalization as of December 31, 2021, was lower than its carrying value and we concluded that goodwill was impaired. Accordingly, we recorded an impairment charge of $9.8 million to reduce the carrying amount of goodwill to $17.4 million as of December 31, 2021. While we determined that goodwill was not impaired based on its quantitative test as of December 31, 2023, future declines in the market value of our common stock may result in additional impairment charges being recorded.
Risks Related to Development of Our Product Candidates
We depend almost entirely on the success of our lead product candidate, mavorixafor, which we are developing for the potential treatment of WHIM syndrome and other chronic neutropenic disorders, and, contingent on a potential strategic partnership, for the treatment of Waldenström’s. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor or any other product candidate.
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
The time necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for mavorixafor or any other product candidates that we may develop. We also may not be able to finalize the design or formulation or complete development of any product candidates that demonstrate safety and efficacy and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of mavorixafor or any other product candidates that we may develop, we will not be able to commercialize and earn revenue from them.

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

If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval, or if safety, efficacy, manufacturing or supply issues arise with, the drugs that we choose to evaluate in combination with mavorixafor or any product candidate we develop, we may be unable to obtain approval of or market mavorixafor or any other product candidate we develop.

The regulatory review and approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, including mavorixafor, our business will be substantially harmed.
We are not permitted to market mavorixafor or any other product candidate in the United States until we receive approval of an New Drug Application (“NDA”) from the FDA, or in any foreign countries until we receive the requisite approval from such countries or jurisdictions, such as approval of the marketing authorization application in the European Union from the European Commission. Our NDA submission may receive a refusal to file response from the FDA, and even if filed by the FDA, we may receive a Complete Response Letter rather than approval for commercial marketing. In addition, we may be required by the FDA to conduct additional clinical trials and/or nonclinical studies to support potential approval. Successfully completing clinical trials and obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA, or a comparable foreign regulatory authority, may delay, limit or deny approval of mavorixafor for the treatment of WHIM syndrome or other indications for many reasons, including, among others:
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
•deficiencies in the manufacturing or control processes or failure of third-party manufacturing facilities with which we contract for clinical and commercial supplies to comply with current cGMPs;
•insufficient data collected from clinical trials of mavorixafor or any other product candidate, or changes in the approval requirements that render its nonclinical and clinical data insufficient to support the filing of an NDA or to obtain regulatory approval; or

•changes in clinical practice in or approved products available for the treatment of the target patient population that could have an impact on the indications that we are pursuing for mavorixafor or our other product candidates.
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
Even if our clinical trials are completed as planned, we cannot be certain that their results will support the safety and/or efficacy of our product candidates, that the FDA or foreign government authorities will agree with our conclusions regarding such results, or that the FDA or foreign governmental authorities will not require additional clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful and the results of later clinical trials often do not replicate the results of prior clinical trials and preclinical testing. The clinical trial results may fail to demonstrate that our product candidates are safe for humans and effective for the intended indications. This failure could cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or prevent the submission of our marketing applications (NDA and/or MAA) and, ultimately, our ability to obtain approval and commercialize our product candidates and generate product revenues. Information about certain clinical trials, including results (positive or negative) will be made public according to each country’s clinical trial register policies. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.
Product development involves a lengthy and expensive process, with uncertain outcomes. Delays in or failure to complete any of our clinical trials may lead to a delay in the submission of our marketing approval application and jeopardize our ability to potentially receive approvals and generate revenues from the sale of our products.
To receive the required approval to commercialize any product candidates, we must demonstrate through extensive clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to receive marketing approval of their product candidates.

In addition, we may experience delays in our current or future clinical trials, including our Phase 2 clinical trial of mavorixafor for the treatment of chronic neutropenic disorders. For example, as a result of the COVID-19 pandemic, we experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor for the treatment of WHIM syndrome, Waldenström’s and chronic neutropenia disorders. Clinical trials may be delayed, suspended or terminated for a variety of reasons, including the following:
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
•inadequate supply of drug product for use in nonclinical studies or clinical trials;
•lack of adequate funding to continue the product development program;
•external business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency and unforeseen events such as the war in Ukraine; or
•changes in governmental regulations or requirements.
Any delays in completing or failures to complete our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the rate at which we can recruit, enroll and retain patients in testing our product candidates, and we have made certain assumptions about the rate at which we can enroll patients in our clinical trials. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing mavorixafor and any other current or future product candidates that we may develop as well as completion of required follow-up periods. For example, as a result of the COVID-19 pandemic, we previously have experienced a slower enrollment pace in some of our clinical trials.
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
We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our current and future clinical trials in a timely manner. In particular, we are currently evaluating mavorixafor for the treatment of chronic neutropenic disorders, which are rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. If we experience difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may be forced to delay, limit or terminate ongoing or planned clinical trials of our product candidates, which would delay our ability to obtain approvals and generate product revenues from any of these product candidates.

If the commercial opportunity for mavorixafor in WHIM syndrome and other chronic neutropenic disorders is smaller than we anticipate, our potential future revenue from mavorixafor for the treatment of any of these diseases may be adversely affected and our business may suffer.
If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. Our lead clinical candidate, mavorixafor, is being developed as an oral, once-daily therapy for the potential treatment of WHIM syndrome and other chronic neutropenic disorders. We have completed a pivotal, Phase 3 clinical trial (the “4WHIM trial”) in people with WHIM syndrome, and are currently advancing mavorixafor in a Phase 2 clinical trial in people with certain chronic neutropenic disorders. We are currently aware of only a few small available patient registries for WHIM syndrome, and we rely on various estimates and assumptions to estimate the addressable WHIM syndrome population. Based on a broad online survey of physicians to validate current prevalence estimates and additional research using artificial intelligence, which interrogated a database of more than 300 million anonymized patient records that spanned 10 years of insurance claims, we estimate there are up to 3,700 diagnosed and undiagnosed WHIM patients in the United States, many of whom were previously undiagnosed. If the commercial opportunity in any of our target indications, including WHIM syndrome, is smaller than we anticipate, whether because our estimates of the addressable patient population prove to be incorrect or for other reasons, our potential future revenue from mavorixafor may be adversely affected and our business may suffer.
It is critical to our ability to grow and become profitable that we successfully identify patients with WHIM syndrome and other chronic neutropenic disorders. Our projections of the number of people who have WHIM syndrome (or its other potential primary immunodeficiencies) and chronic neutropenic disorders are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for each disease. The effort to identify patients for treatment is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible if mavorixafor is approved for the treatment of WHIM syndrome. Additionally, the addressable patient population for our indications may be limited or may not be amenable to treatment with mavorixafor, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

Interim top-line and preliminary data from our clinical trials as well as results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.
The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, trials that suggest positive trends in some subjects, require caution. Results from later-stage clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Inconsistencies may occur for a variety of reasons, including differences in trial design, trial endpoints (or lack of trial endpoints in exploratory studies), subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation or lack of statistical power in the earlier trials.

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
From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Risks Related to the Marketing and Commercialization of Our Product Candidates

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties and any approved products will be subject to extensive post-approval regulatory requirements. Additionally, any product candidate for which we obtain marketing approval could be subject to marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.
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

Any product candidate for which we obtain marketing approval will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the drug. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling.

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
The occurrence of any event or penalty described above, or any other sanction by a regulatory authority or other governmental entity, may inhibit our ability to commercialize our products and generate revenue.
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

While physicians in the United States may choose, and are generally permitted, to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any of our products candidates, if approved, will be limited to those indications and populations that are specifically approved by the FDA or such other regulatory agencies, and if we are found to have promoted such off-label uses, we may become subject to significant liability. For example, the federal government has levied large civil and criminal fines against companies for alleged improper promotion and in some instances has also required companies to enter into corporate integrity agreements under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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

If a drug is intended for the treatment of a serious or life-threatening condition or disease and the drug demonstrates the potential to address unmet medical needs for the condition, the sponsor may apply for Fast Track designation.
Breakthrough Therapy and Fast Track designations are within the discretion of the FDA. Accordingly, even if we believe that our product candidates meet the criteria for designation, the FDA may disagree and instead determine not to make such designation. The receipt of Breakthrough Therapy designation or Fast Track designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify for Breakthrough Therapies or Fast Track designation, the FDA may later decide that a product candidate no longer meets the conditions for the designation and rescind the designation.

It is possible that we may not be able to obtain or maintain orphan drug designation or exclusivity for our drug candidates, which could limit the potential profitability of our product candidates.
Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs for the treatment or prevention of rare diseases or conditions with relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the (“Orphan Drug Act”), the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States. We received orphan drug designation from the FDA for mavorixafor for the treatment of WHIM syndrome in October 2018, and from the EMA in July 2019. We also received orphan drug designation in the U.S. for mavorixafor for the treatment of Waldenström’s macroglobulinemia in June 2022. If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication during that time period with some exceptions. In the European Union, the applicable period is 10 years, during which no marketing authorization may be granted for a similar medicinal product to the authorized orphan product for the same indication. The exclusivity period in the European Union can be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, including if the drug is sufficiently profitable so that marketing exclusivity is no longer justified. Orphan drug exclusivity may be lost in both the United States and European Union under certain limited situations, such as the inability of the holder of the orphan drug designation to produce sufficient quantities of the drug to meet the needs of patients with the rare disease or condition or for certain other reasons.

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

The FDA has granted rare pediatric disease designation for mavorixafor for the treatment of WHIM syndrome; however, there is no guarantee that we will be able to obtain a priority review voucher, even if mavorixafor is approved by the FDA. Under the current statutory provisions, FDA may not award a rare pediatric disease priority review voucher to sponsors of marketing applications unless the drug has received rare pediatric disease designation as of September 30, 2024 and is approved by the FDA no later than September 30, 2026. Even though we received rare pediatric disease designation by the current statutory deadline of September 30, 2024 we may not receive the voucher if we do not obtain approval by September 2026. It is possible that Congress may extend the date by which a rare pediatric disease-designed drug must obtain approval in order to receive a priority review voucher, but even if such legislation is enacted, we may not obtain approval by that date, and even if we do, we may not obtain a priority review voucher.

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
•acceptance by hospitals, physicians and patients of the product candidate as a safe and effective treatment, particularly the ability of mavorixafor and our other product candidates to establish themselves as a new standard of care for the indications that we are pursuing;
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

We are developing our lead product candidate, mavorixafor, for the treatment of WHIM syndrome and other chronic neutropenic disorders. We are aware of other companies that are developing CXCR4 inhibitors that are in a similar stage of development as mavorixafor, including BioLineRx, Noxxon, Upsher-Smith, Polyphor and Glycomimetics. To our knowledge, there do not appear to be any competitors with programs in development for WHIM syndrome or chronic neutropenia disorders. With respect to chronic neutropenia, filgrastim injections (human granulocyte colony-stimulating factor (G-CSF)) and two biosimilars (Zarxio and Nivestym) are FDA-approved to reduce the incidence and duration of after affects of severe neutropenia (e.g.‚ fever‚ infections‚ oropharyngeal ulcers) in symptomatic patients with congenital neutropenia‚ cyclic neutropenia or idiopathic neutropenia.

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
Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by a foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for any future product candidates in the European Union from the European Commission following the opinion of the EMA would be a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of any future product candidates in certain countries.

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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters and public health epidemics.

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
Although we do not currently have any drugs on the market, we are, and once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in the jurisdictions in which we conduct our business. Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute any products for which we obtain marketing approval. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information received in the course of patient recruitment for clinical trials. See the section in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements.”
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

See the sections of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled, “Business – Government Regulation – Pharmaceutical Coverage, Pricing and Reimbursement” and “Business – Government Regulation – Healthcare Reform.”
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
Risks Related to Our Dependence on Third Parties
We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are currently dependent on a single third party manufacturer for the manufacture of the active pharmaceutical ingredient (“API”) for mavorixafor, and a single manufacturer of mavorixafor finished drug product capsules. If we experience problems with these third parties, the manufacturing of mavorixafor could be delayed, which could harm our results of operations.
To meet our projected needs for clinical supplies to support our development activities through regulatory approval and commercial manufacturing, the manufacturers with whom we currently work will need to increase its frequency and/or scale of production or we will need to find additional or alternative manufacturers. We have not yet secured alternate suppliers in the event the current manufacturer we utilize is unable to meet demand, or if otherwise we experience any problems with them. If such problems arise and we are unable to arrange for alternative third-party manufacturing sources, we are unable to find an alternative third party capable of reproducing the existing manufacturing method or we are unable to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.
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
Our current manufacturers and any future manufacturers may not be able to manufacture our product candidates at a cost or in quantities or in a timely manner necessary to make commercially successful products. If we successfully commercialize any of our product candidates, we may be required to establish large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have no experience manufacturing pharmaceutical products on a commercial scale and some of these manufacturers will need to increase their scale of production to meet our projected needs for commercial manufacturing, the satisfaction of which may not be met on a timely basis.
We rely on third-party CROs to conduct our preclinical studies and clinical trials. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third-party contract research organizations, or CROs, and clinical data management organizations to monitor and manage data for our ongoing preclinical and clinical programs. Although we control only certain aspects of their activities, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to conduct our preclinical studies in accordance with Good Laboratory Practice, or GLP, requirements and the Laboratory Animal Welfare Act of 1966 requirements, where applicable. We, our CROs and our clinical trial sites are required to comply with regulations and current Good Clinical Practices, or GCP, and comparable foreign requirements to ensure that the health, safety and rights of patients are protected in clinical trials, and that data integrity is assured. Regulatory authorities ensure compliance with GCP requirements through periodic inspections of trial sponsors and trial sites. If we, any of our CROs or our clinical trial sites fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials or a specific site may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.
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
Any significant disruption in our supplier relationships could harm our business. We currently rely on a single source supplier of mavorixafor, as well a single supplier for the finished product capsules for mavorixafor. If either of these single source suppliers suffers a major natural or man-made disaster at its manufacturing facility, we would not be able to manufacture mavorixafor on a commercial scale until a qualified alternative supplier is identified. Although alternative sources of supply exist, the number of third party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If we or our manufacturers are unable to purchase these key materials after regulatory approval of our product candidates, the commercial launch of our product candidates would be delayed, which would impair our ability to generate revenues from the sale of our product candidates.

Our employees, principal investigators, CROs, CMOs and consultants may engage in misconduct or other improper activities,

including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.
We are exposed to the risk that our employees, principal investigators, CROs, CMOs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee or third party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct and the precautions we take to detect and prevent this activity, such as employee training, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
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
As of December 31, 2023, we had 93 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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
Our net operating loss (“NOL”) carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2023, we had U.S. federal and state NOLs of $400.0 million and $389.0 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the CARES

Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act.

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
In October 2018, we entered into a loan and security agreement, as most recently amended in August 2023, with Hercules, secured by a lien on substantially all of our assets, excluding intellectual property. This loan contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•sell, transfer, lease or dispose of certain assets;
•incur indebtedness;
•encumber or permit liens on certain assets;
•make certain investments;
•make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and
•enter into certain transactions with affiliates.
The covenants also include a requirement that we maintain cash in an aggregate amount greater than or equal to $20 million; provided through January 31, 2025; provided however that on or after January 31, 2025, such amount must equal 20% of the aggregate principal amount of loans outstanding under the loan and security agreement. Based on our current cash, cash equivalents and marketable securities and our cash flow projections, excluding any gross profit related to the potential sale of our drug, should the FDA approve our current NDA, and excluding the potential sale of any priority review voucher that might be received upon approval of the Company’s NDA noted above, and with no additional borrowings under our existing debt facility or other sources of external financing, we believe that we would be in violation of the minimum cash described above in the first quarter of 2025. A breach of any of the covenants under the loan and security agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan, the lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the lenders could proceed against the collateral granted to them to secure such indebtedness.

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the war in Ukraine and in Gaza, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The U.S. Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty. If the equity and credit markets deteriorate, including as a result of political unrest or war, such as the war in Ukraine or in Gaza, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

Risks Related to Ownership of Our Common Stock

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.
On November 13, 2023, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC ("Nasdaq") indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1.00 per share.

In accordance with the listing rules of Nasdaq, the Company has been given 180 calendar days, or until May 13, 2024 (the “Compliance Date”), to regain compliance with the minimum bid price requirement. If at any time before the Compliance Date, the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written notification to the Company that it complies with the minimum bid price requirement. If the Company is unable to regain compliance before the Compliance Date, the Company may be eligible for an additional 180 calendar days to satisfy the Bid Price Rule. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market with the exception of the Bid Price Rule, and will need to provide written notice of its intention to cure the deficiency during such additional compliance period, by effecting a reverse stock split, if necessary. If it appears to Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for the additional compliance period, and the Company does not regain compliance by the Compliance Date, Nasdaq will provide written notification to the Company that its Common Stock is subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

If we fail to regain compliance with the Nasdaq continued listing standards, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

The notification has no immediate effect on the listing of our common stock on Nasdaq. We intend to monitor the closing bid price of our common stock and consider our available options in the event the closing bid price of our common stock remains below $1.00 per share.

We cannot assure you that we will be able to regain compliance with Nasdaq listing standards. Our failure to continue to meet the minimum bid requirement would result in our common stock being delisted from Nasdaq. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:
•we may be unable to raise equity capital on acceptable terms or at all;
•we may lose the confidence of our customers, which would jeopardize our ability to continue our business as currently conducted;
•the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;
•holders may be unable to sell or purchase our securities when they wish to do so;
•we may become subject to stockholder litigation;
•we may lose the interest of institutional investors in our common stock;
•we may lose media and analyst coverage;
•our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
•we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.
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
•period-to-period fluctuations in our financial results; and
•the other factors described in this “Risk Factors” section and elsewhere in this Annual Report
In addition, companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects, may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business, financial condition, results of operations and reputation.

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
The current expectation is that we will retain our future earnings to fund the development and growth of our business. In addition, the terms of our debt agreements preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain, if any, for the foreseeable future. We are prohibited from declaring or paying any cash dividends under our existing loan and security agreement with Hercules.
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
We are a “smaller reporting company” under the Exchange Act as of June 30, 2023. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million. As a smaller reporting company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. For so long as we remain a smaller reporting company, we are permitted and intend to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.     CYBERSECURITY

Cybersecurity Risk Management and Strategy
Our management recognizes the impact that cybersecurity threats could have on our business operations, our compliance with regulations, and our reputation. We have identified cybersecurity as a critical business risk as part of our overall risk management strategy, which our board of directors oversees.

We have implemented a cybersecurity program in accordance with our risk profile and business that includes, among other things, written policies, monitoring and filtering procedures, and employee training. We have also developed an incident response policy and procedure designed to facilitate the timely reporting and assessment of cybersecurity incidents.

Our cybersecurity risk management program, which is part of our enterprise risk management program, aims to identify risks related to the Company, including risks from cybersecurity threats. Our cybersecurity risk management program includes a number of components, including informal self-assessments and audits, penetration testing, and vulnerability assessments, that are conducted periodically by both internal and external resources. The Company also analyzes current and emerging cyber threats that pose a risk to the organization using various threat intelligence tools and services.

As part of our cybersecurity risk management program, we take a risk-based approach to the evaluation of third-party vendors, and apply mitigations and processes based on our evaluation of the sensitivity of the data accessed by the vendor and the maturity of the vendor’s programs. Our vendor evaluation procedures include, as appropriate, the review of vendors’ SOC 2 Type 2 reports if available, and a vendor security questionnaire. We are in the process of expanding the use of the security questionnaire to additional vendors.

Governance Related to Cybersecurity Risks
Our director of information technology (“Director of IT”) is responsible for the strategic leadership and direction of the Company’s information technology organization. The Director of IT has helped organizations define and implement information technology strategies for over twenty years. Prior to joining the Company, he served in senior information technology roles for several biotechnology companies. Along with members of our finance, legal, and operations teams, the Director of IT sits on a newly-formed cyber subcommittee (“subcommittee”). The subcommittee reports to the Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), and outputs from the Committee are provided by the COO and CFO to the Company’s executive team and the board.

The board is responsible for informed oversight of our risk management process. The board administers this oversight function through various board standing committees that address risks inherent in their respective areas of oversight. The board has delegated oversight for cybersecurity risk management to the Audit Committee. The Audit Committee reviews the Company’s policies and procedures with respect to cybersecurity risk management.

Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to and breaches of our and our third-party vendors’ data and systems. For more information, see Item 1A. Risk Factors. The pharmaceutical industry is highly competitive and is subject to rapid and significant technological change, which could render our technologies and products obsolete or uncompetitive.

ITEM 2.     PROPERTIES
We lease approximately 28,000 square feet of office space at 61 North Beacon Street, 4th Floor, Boston, Massachusetts, which serves as our corporate headquarters. The lease expires on November 30, 2026. The base monthly payment on the lease is approximately $91 thousand as of December 31, 2023, subject to specified annual increases of approximately 3% during the term of the lease and not including operating expenses, certain utilities, taxes and insurance for which we are responsible. We have the right to sublease the premises, subject to landlord consent and we have the right to renew the lease for an additional five years at the then-prevailing effective market rental rate.

We lease approximately 1,200 square meters of laboratory and office space in Vienna, Austria under a lease that will expire in March 2028, with a monthly payment of approximately $24 thousand.
ITEM 3.     LEGAL PROCEEDINGS

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2023, we were not party to any legal proceedings.

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
Holders of Our Common Stock
As of March 1, 2024, there were 60 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
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

Equity Compensation Plan
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
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

For the discussion of the financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K filed with the SEC on March 21, 2023.
Overview
We are a late clinical-stage biopharmaceutical company discovering and developing novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system.

Our lead clinical candidate is mavorixafor, a small-molecule selective antagonist of chemokine receptor CXCR4 that is being developed as an oral, once-daily therapy. Due to its ability to increase the mobilization of mature, functional white blood cells into the bloodstream, we believe that mavorixafor has the potential to provide therapeutic benefit across a variety of chronic neutropenic disorders, including WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome, a rare, primary immunodeficiency for which there are no approved therapies.

We are currently seeking approval from the U.S. Food and Drug Administration (“FDA”) for the use of oral, once-daily mavorixafor in the treatment of people aged 12 years and older with WHIM syndrome following the October 2023 acceptance of our New Drug Application (“NDA”) by the FDA. The FDA has granted the NDA Priority Review, establishing a goal of six months review from the date of acceptance and assigning a Prescription Drug User Fee Act (“PDUFA”) target action date of April 30, 2024. At this time, the FDA has notified us that they are not currently planning to hold an advisory committee meeting to review the filing. Due to mavorixafor’s Rare Pediatric Disease designation in the U.S. for WHIM syndrome, we are eligible to receive a Priority Review Voucher (“PRV”) that can be used to obtain Priority Review for a subsequent application or sold to another drug sponsor should mavorixafor be approved.

The NDA is supported by our successfully completed global, pivotal, Phase 3 clinical trial (4WHIM) that evaluated the safety and efficacy of mavorixafor in people with WHIM syndrome. The 4WHIM trial met its primary endpoint and a key secondary endpoint, demonstrating statistically significant increases in time above threshold for absolute neutrophil counts (“TAT-ANC”) and time above threshold for absolute lymphocyte counts (“TAT-ALC”) in participants treated with mavorixafor versus placebo. Additional data showed that mavorixafor treatment resulted in statistically significant reductions in annualized infection rates versus placebo and clinically meaningful reductions in the both the severity and duration of infections versus placebo. Mavorixafor was generally well tolerated throughout the 52-week trial.

In anticipation of a potential second quarter of 2024 U.S. launch of mavorixafor in WHIM syndrome, we have continued to build our go-to-market organization, with key hires across commercial and medical functions, increased interactions with key stakeholders and rare disease patient advocacy organizations, and launched a disease-awareness campaign aiming to further the understanding of WHIM syndrome and educate patients and physicians on the importance and benefits of early diagnosis.

We are also currently advancing mavorixafor for the treatment of people with certain chronic neutropenic disorders following positive results from a Phase 1b clinical trial of a single dose of mavorixafor in people with idiopathic, cyclic, and congenital chronic neutropenia. We are now conducting a Phase 2 clinical trial, evaluating the durability, safety, and tolerability of chronic dosing of once-daily oral mavorixafor with or without concurrent treatment with injectable granulocyte colony-stimulating factor (“G-CSF”) in the same patient population. Preliminary results from the trial showed that the first three participants experienced clinically meaningful increases in ANC. We expect to share further data from the Phase 2 trial in the second quarter of 2024. Concurrent with conducting this Phase 2 trial, we are advancing our plans for a Phase 3 trial in the first half of 2024 of mavorixafor in people with certain chronic neutropenic disorders. The planned 52-week, global Phase 3 trial is expected to be a randomized, double-blinded, placebo-controlled trial assessing the safety and efficacy of mavorixafor, with or without concomitant G-CSF, in people with idiopathic or congenital neutropenia.

We believe that successfully developing mavorixafor and providing a new therapeutic option to individuals diagnosed with certain chronic neutropenic disorders has the potential to revolutionize the treatment landscape, which is principally served by injectable therapies (including G-CSF) that are frequently associated with treatment-limiting adverse events.

To date, we have not generated revenue from product sales. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

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
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes the results of our operations for the periods indicated:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$72,017	$61,058	$10,959
Selling, general and administrative	35,505	27,020	8,485
Gain on sale of non-financial asset	—	(509)	509
Total operating expenses	107,522	87,569	19,953
Loss from operations	(107,522)	(87,569)	(19,953)
Total other income (expense), net	6,433	(6,270)	12,703
Loss before provision for income taxes	(101,089)	(93,839)	(7,250)
Provision for income taxes	78	28	50
Net loss	$(101,167)	$(93,867)	$(7,300)

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

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by product candidate:
Mavorixafor (X4P-001)	$41,163	$30,041	$11,122
X4P-002	(34)	2,338	(2,372)
X4P-003	75	206	(131)
Unallocated expense	30,813	28,473	2,340
Total research and development expenses	$72,017	$61,058	$10,959

Research and development expenses were $72.0 million for the year ended December 31, 2023, as compared to $61.1 million for the year ended December 31, 2022, reflecting an increase of $11.0 million. The increase in research and development expenses in 2023 as compared to 2022 was primarily due to a $5.0 million development milestone payment under our Genzyme agreement, approximately $2 million of higher regulatory costs associated with the preparation and submission of our NDA, and additional consulting and temporary help across our research and development organization to support our NDA submission and our ongoing clinical trials. Research and development expenses also increased in 2023 due to an increase in unallocated expenses, primarily due to an increase in head count within our manufacturing, regulatory and clinical operations functions, resulting in higher compensation expenses, including stock-based compensation.

We expect that our research and development expenses, particularly for our mavorixafor programs, will increase over the next several years as we continue to conduct our clinical trials of mavorixafor in chronic neutropenic disorders. Research and development expenses related to our X4P-002 and X4P-003 programs was not significant in 2023 or 2022 relative to our overall research and development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation for personnel in sales and marketing, executive, finance and administrative functions. Selling, general and administrative expenses also include direct and allocated facility-related costs, as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services.

Selling, general and administrative expenses were $35.5 million in 2023, as compared to $27.0 million in 2022, reflecting an increase of $8.5 million. The increase in selling, general and administrative expenses in 2023 as compared to 2022 was primarily due to an increase in compensation expense due to in increase in head count, higher stock-based compensation costs and higher stock appreciation rights expense. We have added personnel to our marketing and sale operations organizations in anticipation of a potential commercial launch of our drug candidate in 2024. We have also incurred third party consulting costs associated with enabling our market access infrastructure. We expect selling, general and administrative expenses will grow in the future as we continue to build out our selling, general and administrative functions.
Goodwill Impairment
Goodwill is tested quantitatively for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition or when our market value, measured as the price of our common stock multiplied by shares outstanding drops below the value of our net assets.

We have determined that our company operates in a single operating segment and has a single reporting unit. To perform the quantitative test, we compare the fair value of the reporting unit to its carrying value. As we have one reporting unit, we determine its fair value based on the market approach taking into consideration the market value of the company as a whole and any control premium that might be realized upon the sale of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we measure the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. As of December 31, 2023 we determined that goodwill was not impaired based on its quantitative test.

Gain on Sale of Non-Financial Asset
During the year ended December 31, 2022, a third party, who had previously acquired rights to certain intellectual property from us, terminated the arrangement and transferred these rights back us and we transferred these rights to another third party in return for $0.5 million. We have no continuing involvement in any ongoing research and development activities associated with the intellectual property. We concluded that these third parties are "non-customers" as the underlying intellectual property transferred to and from these third parties supports potential drug candidates that are not aligned with our strategic focus and, therefore, are not an output of our ordinary activities. Accordingly, we classified this transaction as a “gain on sale of non-financial asset” for the year ended December 31, 2022. There was no such transaction in year ended December 31, 2023.
Other Income (Expense), Net

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Interest income	$4,582	$219	$4,363
Interest expense	(5,777)	(3,993)	(1,784)
Change in fair value of warrant and derivative liabilities	7,074	1,701	5,373
Research and development incentive program	553	534	19
Foreign currency losses and issuance costs related to warrants	1	(4,731)	4,732
Total other income (expense), net	$6,433	$(6,270)	$12,703

The increase in other income (expense), net, of $12.7 million for the year ended December 31, 2023 as compared to 2022 was primarily due (i) an increase in interest income earned on our marketable securities and cash equivalents due to higher invested balances and higher interest rates (ii) income resulting from the decrease in the fair value of outstanding Class C warrants, which are accounted for as a liability, due primarily to a decrease in the value of our common stock and, (iii) transaction fees incurred in 2022 that did not recur in 2023 associated with the issuance of warrants that are accounted for as liabilities, partially offset by an increase in interest expense associated with the Hercules Loan agreement due to higher borrowings and a higher effective interest rate.
Income Taxes
For the years ended December 31, 2023 and 2022, we recorded income tax provisions related to our Austrian subsidiary and Securities Corp. We do not expect to record a significant income tax benefit or expense for several years as we have significant net operating loss carryforwards that are fully reserved until such time as we begin to generate meaningful taxable income in our U.S. jurisdiction.

Liquidity and Capital Resources
Sources of Liquidity
To date, we have funded our operations primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

ATM Sales Agreement — We have entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated (collectively the “Sales Agents”), pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock having an aggregate offering price of up to $75 million. To date, we have sold approximately $14.3 million of our common stock, net of offering costs, under the ATM Sales Agreement.

LPC Agreement — In January 2022, we entered into an agreement, (the “LPC Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock, having an aggregate value of up to $50.0 million, subject to certain limitations and conditions, at our request during a 36-month period. The shares of common stock that we may sell under the LPC Agreement are capped at an aggregate of 5.6 million shares, which amount may be adjusted under certain conditions as defined in the LPC Agreement. In January 2022, we raised $3.0 million from the sale of shares of our common stock through the LPC Agreement.

Public and Private Equity Offerings — Over the past several years we have funded our operations primarily from sales of common stock, warrants and prefunded warrants through both public offerings and private placements. In March 2022, we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock in a private placement for gross proceeds of $3.0 million, before offering expenses. In June 2022, we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock in a private placement for gross proceeds of $55.7 million, before offering expenses. In December 2022, we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock in a public offering for gross proceeds of $65.1 million, before offering expenses. In May 2023, we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock in a private placement for gross proceeds of $65.0 million, before offering expenses.

Hercules Loan Agreement — In January 2023, we entered into a Second Amended and Restated Loan and Security Agreement (the “Second A&R Hercules Loan Agreement”) with Hercules Capital, Inc., as agent and lender, and Hercules Capital Funding IV LLC and Hercules Capital Funding Trust 2022-1, as lenders (collectively, “Hercules”). On August 2, 2023, we and Hercules entered into an amendment (the “Amendment”) to the Second A&R Hercules Loan Agreement, (as amended by the Amendment, the “Hercules Loan Agreement”), which provides for aggregate maximum borrowings of up to $115.0 million, including the $32.5 million outstanding prior to the Amendment, a $22.5 million term loan tranche drawn on the closing of the Amendment, and $60.0 million in potential additional borrowings. These additional borrowings are available upon the achievement of operational milestones, including $20 million of additional borrowings upon the approval (“Approval”) by the FDA of our NDA for mavorixafor for the treatment of WHIM syndrome. Borrowings under the Hercules Loan Agreement accrues interest at a variable rate equal to the greater of (i) 10.15% or (ii) 3.15% plus the Wall Street Journal prime rate and are repayable in monthly interest-only payments through March 1, 2025, and in equal monthly payments of principal and accrued interest from April 1, 2025 until the maturity date of the loans, which is currently October 1, 2026, subject to extension upon our achievement of certain operational milestones. The Hercules Loan Agreement requires that we maintain a minimum level of cash of $20.0 million through January 31, 2025, which amount is subsequently adjusted subject to our achievement of operational milestones.

Going Concern— Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products. As of December 31, 2023, our cash and cash equivalents were $99.2 million, our short-term marketable securities were $15.0 million and our restricted cash balance was $1.0 million. As noted above, we have a covenant under our Hercules Loan Agreement that currently requires that we maintain a minimum level of cash of $20.0 million through January 31, 2025, subject to subsequent reductions thereafter. Based on our current cash flow projections, which exclude any benefit from the potential approval and sale of our drug candidate, and with no additional borrowings that may become available on Hercules Loan Agreement and with no additional external funding, we believe that we will not be able to maintain the minimum cash required to satisfy this covenant beginning in the first quarter of 2025. In such event, the lenders could require the repayment of all outstanding debt.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the one-year period following the issuance of our consolidated financial statements for the year ended December 31, 2023. To finance our operations, we will need to raise additional capital, which cannot be assured. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net loss	$(101,167)	$(93,867)
Adjustments to reconcile net loss to net cash used in operating activities	4,311	11,029
Changes in operating assets and liabilities	344	5,736
Net cash used in operating activities	(96,512)	(77,102)
Net cash used in investing activities	(14,883)	(103)
Net cash provided by financing activities	88,516	117,230
Impact of foreign exchange on cash and restricted cash	99	(105)
Net increase in cash, cash equivalents and restricted cash	(22,780)	39,920
Cash, cash equivalents and restricted cash, beginning of period	123,028	83,108
Cash, cash equivalents and restricted cash, end of period	$100,248	$123,028

Operating Activities:  During the year ended December 31, 2023, net cash used in operating activities was $96.5 million, primarily resulting from our net losses of $101.2 million, adjusted for noncash expenses of $4.3 million and changes in our operating assets and liabilities of $0.3 million. Noncash expenses primarily includes stock-based compensation expense of $8.7 million and non-cash lease expense of $1.6 million, partially offset by $7.1 million of non-cash gains on the change in fair value of our Class C Warrant liability. The change in operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses due to the timing of payments related to our CROs. Cash used in operating activities was higher for the year ended December 31, 2023 as compared to the prior year primarily due to higher net losses in the current year.
Investing Activities:  During the year ended December 31, 2023, net cash used in investing activities was $14.9 million, primarily due to our net investment in short-term marketable securities. Cash used in investing activities was not significant for the year ended December 31, 2022.
Financing Activities:   During the year ended December 31, 2023, net cash provided by financing activities was $88.5 million, consisting primarily of net proceeds from a private placement of our common stock, warrants, and pre-funded warrants, a $22.5 million term loan tranche drawn on the closing of the Amendment of our Hercules Loan Agreement and the exercise of outstanding warrants during the year. During the year ended December 31, 2022, net cash provided by financing activities was $117.2 million, consisting primarily of proceeds from the sale of our common stock and pre-funded warrants in two a private placements and a public offering.
Material Capital Requirements
Debt Obligations
See Note 7 of the consolidated financial statements and in “Sources of Liquidity” above for a description of our debt obligation.
Lease Obligations
We have long-term lease obligations for office and laboratory space. Non-cancellable lease obligations are $1.4 million in 2024, $1.4 million in 2025, $1.3 million in 2026, and $0.3 million thereafter.

Funding Requirements
We believe that our current cash, cash equivalents and short-term marketable securities will allow us to fund operations into the first quarter of 2025. As noted above, based on our current financial projections and assuming no benefit from the potential FDA approval of our market candidate nor the sale of a PRV, if obtained, or any additional borrowings under our Hercules Loan

Agreement, we believe we would not maintain compliance with the minimum cash covenant of the Hercules Loan Agreement in the first quarter of 2025. In order to fund operations and satisfy the minimum cash covenant in the Hercules Loan Agreement, we will be required to raise additional capital, which may be through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, the sale of a PRV that may be granted to us if we receive FDA approval of our NDA, profits generated from the sale of our drug candidate upon the receipt of FDA approval of our NDA and other collaborations and strategic alliances. During 2024 and beyond, assuming no changes to our current operational expectations, we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance the current and anticipated clinical trials of our product candidates in development and prepare for the launch and commercialization of any product candidates. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our funding requirements. Our short term and long term funding requirements will depend on and could increase significantly as a result of many factors, including:
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

We have determined that we operate in a single operating segment and have a single reporting unit. To perform its quantitative test, we compare the fair value of our single reporting unit to the carrying value of its net assets, including goodwill. We use our market capitalization (common shares outstanding multiplied by the price per share of our common stock) to measure the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we measure the impairment loss as the excess of the carrying value over the fair value of the reporting unit. See Note 4 for more information on our goodwill impairment test as of December 31, 2023.
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
Recently Issued Accounting Pronouncements
There are no recently issued accounting pronouncements that may potentially cause a material impact our financial position and results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an assessment of our internal controls over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting. Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for non-accelerated filers.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the information set forth in the sections titled “Proposal 1- Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our 2024 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics (the “Code of Conduct”) required by this item will be contained in our 2024 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance – Code of Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The full text of our Code of Conduct is available at the Investor Relations section of our website at investors.x4pharma.com/investor-relations. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The Nasdaq Global Select Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our 2024 Proxy Statement.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2024 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons and Indemnification” and “Information regarding the Board of Directors and Corporate Governance” in our 2024 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” contained in our 2024 Proxy Statement.

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

(3) Exhibits.

Exhibit No.	Exhibit Description	Form	Exhibit	Date	Se File/ Ref No.
3.1	Restated Certificate of Incorporation, as amended, as of September 1, 2022	8-K	3.1	9/1/2022	001-38295
3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295
4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295
4.2	Form of Warrant to Purchase Common Stock of the Company (formerly Series A Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Silicon Valley Bank and Life Science Loans, LLC.	8-K	4.2	3/13/2019	001-38295
4.3	Form of Warrant to Purchase Common Stock of the Company (formerly Series A Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Maxim Partners LLC.	8-K	4.3	3/13/2019	001-38295
4.4	Form of Warrant to Purchase Common Stock of the Company (formerly Series B Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)).	8-K	4.4	3/13/2019	001-38295
4.5	Form of Warrant to Purchase Common Stock of the Company (formerly Series B Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Hercules Capital, Inc.	8-K	4.5	3/13/2019	001-38295
4.6	Warrant Modification Agreement, dated as of December 11, 2018, with Hercules Capital, Inc.	8-K	4.6	3/13/2019	001-38295
4.7	Form of Prefunded Warrant.	8-K	4.1	04/12/2019	001-38295
4.8	Form of Class A Warrant	8-K	4.2	04/12/2019	001-38295
4.9	Form of Prefunded Warrant	8-K	4.1	11/29/2019	001-38295
4.10	Securities Purchase Agreement, dated March 18, 2021, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.1	3/19/2019	001-38295
4.11	Registration Rights Agreement, dated March 18, 2021, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.2	3/19/2019	001-38295

4.12	Form of March 2021 Prefunded Warrant	8-K	4.1	3/19/2019	001-38295
4.13	Securities Purchase Agreement, dated November 5, 2021, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.1	11/5/2021	001-38295
4.14	Registration Rights Agreement, dated November 5, 2021, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.2	11/5/2021	001-38295
4.15	Form of November 2021 Prefunded Warrant	8-K	4.1	11/5/2021	001-38295
4.16	Controlled Equity OfferingSM Sales Agreement, dated as of August 7, 2020, by and between X4 Pharmaceuticals, Inc. and B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.	S-3	1.2	8/7/2020	001-38295
4.17	Description of Registered Securities	10-K	4.17	3/21/2023	001-38295
4.18	Form of March 2022 Prefunded Warrant	8-K	4.1	3/3/2022	001-38295
4.19	Securities Purchase Agreement, dated March 3, 2022, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.1	3/3/2022	001-38295
4.20	Registration Rights Agreement, dated March 3, 2022, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.2	3/3/2022	001-38295
4.21	Purchase Agreement, dated as of January 14, 2022, by and between X4 Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	1/14/2022	001-38295
4.22	Registration Rights Agreement, dated as of January 14, 2022, by and between X4 Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.2	1/14/2022	001-38295
4.23	Securities Purchase Agreement, dated June 30, 2022, by and among X4 Pharmaceuticals Inc. and the persons party thereto.	8-K	10.1	7/1/2022	001-38295
4.24	Registration Rights Agreement, dated June 30, 2022, by and among X4 Pharmaceuticals Inc. and the persons party thereto.	8-K	10.2	7/1/2022	001-38295
4.25	Registration Rights Agreement, dated May 15, 2023, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.2	5/16/2023	001-38295
4.26	Securities Purchase Agreement, dated May 15, 2023, by and among X4 Pharmaceuticals, Inc. and the persons party thereto.	8-K	10.1	5/16/2023	001-38295
4.27	Form of July 2022 Pre-Funded Warrant	8-K	4.1	7/1/2022	001-38295
4.28	Form of July 2022 Warrant	8-K	4.2	7/1/2022	001-38295
4.29	Form of December 2022 Pre-Funded Warrant	8-K	4.1	12/9/2022	001-38295
4.30	Form of Class C Warrant.	8-K	4.2	12/9/2022	001-38295
4.31	Form of May 2023 Pre-Funded Warrant.	8-K	4.1	5/16/2023	001-38295
10.1@	2015 Employee, Director and Consultant Equity Incentive Plan, as amended.	8-K	10.1.1	3/13/2019	001-38295
10.2@	Form of Stock Option Agreement under the 2015 Employee, Director and Consultant Equity Incentive Plan, as amended.	8-K	10.1.2	4/2/2019	001-38295
10.3@	Form of Restricted Stock Unit Agreement under the 2015 Employee, Director and Consultant Equity Incentive Plan, as amended	8-K	10.6	6/17/2019	001-38295
10.4@	Amended and Restated 2017 Equity Incentive Plan	S-8	99.1	6/10/2020	333-239082
10.5@	Form of Incentive Stock Option Agreement under the 2017 Equity Incentive Plan	S-1	10.8	10/20/2017	001-38295
10.6@	Form of Nonstatutory Stock Option Agreement under the 2017 Equity Incentive Plan	S-1	10.9	10/20/2017	001-38295
10.7@	Form of Restricted Stock Agreement under the 2017 Equity Incentive Plan	8-K	10.6	11/27/2018	001-38295

10.8@	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan	8-K	10.5	6/19/2019	001-38295
10.9@	Form of Performance-Based Restricted Stock Unit	S-8	99.6	6/10/2020	333-239082
10.10@	X4 Pharmaceuticals Inc. Amended and Restated 2017 Employee Stock Purchase Plan	10-Q	10.4	8/10/2023	001-38295
10.11@	X4 Pharmaceuticals, Inc. 2019 Amended and Restated Inducement Equity Incentive Plan	10-Q	10.3	8/10/2023	001-38295
10.12@	Form of Stock Option Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.2	6/17/2019	001-38295
10.13@	Form of Restricted Stock Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.3	6/17/2019	001-38295
10.14@	Form of Restricted Stock Unit Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.4	6/17/2019	001-38295
10.15@	Form of Indemnification Agreement (for directors and executive officers)	S-1/A	10.36	11/06/2017	001-38295
10.16@	Director Compensation Policy	10.16	10.16	3/21/2023	001-38295
10.17@	Amended and Restated Executive Employment Agreement, dated as of March 13, 2019, by and between the Company and Paula Ragan, Ph.D.	8-K	10.3	3/13/2019	001-38295
10.18@	Amendment to Amended and Restated Executive Employment Agreement, dated as of March 13, 2019, dated February 13, 2020 by and between the Company and Paula Ragan, Ph.D.	10-Q	10.1	3/31/2020	001-38295
10.19@	Second Amended and Restated Executive Employment Agreement, dated as of March 7, 2022 by and between the Company and Adam S. Mostafa.	10-K	10.19	3/17/2022	001-38295
10.20@	Amended and Restated Executive Employment Agreement, dated as of March 7, 2022 by and between the Company and Mary DiBiase	10-K	10.23	3/17/2022	001-38295
10.21@	Executive Employment Agreement, dated as of November 14, 2022, by and between the Company and Murray Stewart	10-K	10.21	3/21/2023	001-38295
10.22#	License Agreement, dated as of July 10, 2014, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, LLC) and Genzyme Corp., a Sanofi company.	8-K	10.5#	3/13/2019	001-38295
10.23#	Amendment No. 1 to License Agreement, dated as of October 23, 2014, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Genzyme Corporation, a Sanofi company.	8-K/A	10.6#	5/13/2019	001-38295
10.24#	License Agreement, dated as of December 13, 2016, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Georgetown University.	8-K/A	10.7#	5/13/2019	001-38295
10.25#	Exclusive License Agreement, dated as of December 23, 2016, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Beth Israel Deaconess Medical Center.	8-K/A	10.8#	5/13/2019	001-38295
10.26	License Agreement, dated as of November 13, 2020, by and between X4 Pharmaceuticals Inc. and the Dana Farber Cancer Institute.	10-K	10.33	3/19/2021	001-38295
10.27+	Second Amended and Restated Loan and Security Agreement, dated as of January 6, 2023, by and among X4 Pharmaceuticals, Inc., X4 Therapeutics, Inc., Hercules Capital, Inc. and Hercules Capital Funding IV LLC and Hercules Capital Funding Trust 2022-1	10-K	10.27	3/21/2023	001-38295
10.28	Lease, dated as of November 11, 2019, by and between X4 Pharmaceuticals Inc. and Beacon North Village, LLC.	10-K	10.32	3/12/2020	001-38295
10.29	Master Services Agreement, dated September 10, 2015, by and between X4 Pharmaceuticals Inc. and Mayne Pharma Inc. (formerly known as Metrics, Inc.).	10-K	10.35	3/12/2020	001-38295

10.30	Amendment No. 1 to Master Services Agreement, dated August 25, 2017, by and between X4 Pharmaceuticals Inc. and Mayne Pharma Inc. (formerly known as Metrics, Inc.)	10-K	10.36	3/12/2020	001-38295
10.31	Amendment No. 2 to Master Services Agreement, dated February 28, 2020, by and between X4 Pharmaceuticals Inc. and Mayne Pharma Inc.	10-K	10.37	3/12/2020	001-38295
10.32	Master Services Agreement, dated February 19, 2016, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited	10-K	10.38	3/12/2020	001-38295
10.33	Amendment No. 1 to Master Services Agreement, dated February 19, 2016, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited	10-K	10.39	3/12/2020	001-38295
10.34	Amendment No. 2 to Master Services Agreement, dated February 19, 2021, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited.	10-K	10.48	3/19/2021	001-38295
10.35@	Form of Stock Appreciation Right Agreement under the X4 Pharmaceuticals, Inc. Amended and Restated 2017 Equity Incentive Plan.	8-K	10.1	11/9/2022	001-38295
10.36+	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of August 2, 2023, by and among X4 Pharmaceuticals, Inc., X4 Therapeutics, Inc, Hercules Capital, Inc. and Hercules Capital Funding IV LLC and Hercules Capital Funding Trust 2022-1.	10-Q	10.1	11/09/2023	001-38295
10.37*	Amendment No. 3 to Master Services Agreement, dated August 3, 2023, by and between X4 Pharmaceuticals Inc., and Catalent.
21.1	List of Subsidiaries	10-K	21.1	3/17/2022	001-38295
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
97.1@*	Incentive Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL)
*Filed herewith
**    The certifications furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
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

X4 PHARMACEUTICALS, INC.

Date: March 21, 2024	By:	/s/ Paula Ragan
Paula Ragan, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paula Ragan	President, Chief Executive Officer and Director	March 21, 2024
Paula Ragan, Ph.D.	(Principal Executive Officer)

/s/ Adam S. Mostafa	Chief Financial Officer and Treasurer	March 21, 2024
Adam S. Mostafa	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael S. Wyzga	Chairman of the Board of Directors	March 21, 2024
Michael S. Wyzga

/s/ William Aliski	Director	March 21, 2024
William E. Aliski

/s/ Gary J. Bridger	Director	March 21, 2024
Gary J. Bridger, Ph.D.

/s/ Francoise De Craecker	Director	March 21, 2024
Francoise De Craecker

/s/ Alison Lawton	Director	March 21, 2024
Alison F. Lawton

/s/ David McGirr	Director	March 21, 2024
David McGirr

/s/ Murray W. Stewart	Director	March 21, 2024
Murray W. Stewart, M.D.

/s/ Robert K. Woods	Director	March 21, 2024
Robert K. Woods

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of X4 Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of X4 Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of redeemable common stock and stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

External Research and Development Costs
As described in Note 2 to the consolidated financial statements, costs associated with internal research and development and external research and development services, including drug development and preclinical studies, are expensed as incurred. The Company’s research and development expense for the year ended December 31, 2023 was $72.0 million, a portion of which relates to external research and development costs. Management recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers. As disclosed by management, this process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs.

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
March 21, 2024

We have served as the Company’s auditor since 2016.

X4 PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$99,216	$121,718
Marketable securities	15,000	—
Research and development incentive receivable	562	1,152
Prepaid expenses and other current assets	7,298	5,807
Total current assets	122,076	128,677
Property and equipment, net	745	1,104
Goodwill	17,351	17,351
Right-of-use assets	5,650	7,229
Other assets	1,436	1,225
Total assets	$147,258	$155,586
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,947	$7,777
Accrued expenses	12,816	12,034
Current portion of lease liability	1,099	1,198
Current portion of long-term debt	—	1,315
Total current liabilities	22,862	22,324
Long-term debt, including accretion, net of discount	54,570	32,304
Lease liabilities	2,612	3,603
Warrant liability (Note 4)	15,683	23,131
Other liabilities	432	173
Total liabilities	96,159	81,535
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value. 500,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 167,434,595 and 121,667,250 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	167	122
Additional paid-in capital	528,956	450,786
Accumulated other comprehensive loss	(119)	(119)
Accumulated deficit	(477,905)	(376,738)
Total stockholders’ equity	51,099	74,051
Total liabilities and stockholders’ equity	$147,258	$155,586
The accompanying notes are an integral part of these consolidated financial statements

X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Operating expenses:
Research and development	72,017	61,058	50,647
Selling, general and administrative	35,505	27,020	24,702
Goodwill impairment	—	—	9,758
Gain on sale of nonfinancial assets	—	(509)	—
Total operating expenses	107,522	87,569	85,107
Loss from operations	(107,522)	(87,569)	(85,107)
Other income (expense):
Interest income	4,582	219	10
Interest expense	(5,777)	(3,993)	(3,642)
Change in fair value of warrant and derivative liabilities	7,074	1,701	(366)
Other income (expense)	554	(4,197)	426
Total other income (expense), net	6,433	(6,270)	(3,572)
Loss before provision for income taxes	(101,089)	(93,839)	(88,679)
Provision for income taxes	78	28	17
Net loss and comprehensive loss	(101,167)	(93,867)	(88,696)
Deemed dividend on Class B Warrant price reset	—	(2,546)	(13,943)
Net loss attributable to common stockholders	$(101,167)	$(96,413)	$(102,639)
Net loss per share attributable to common stockholders—basic and diluted	$(0.57)	$(1.52)	$(3.99)
Weighted average shares of common stock outstanding—basic and diluted	177,812,480	63,525,845	25,748,797
The accompanying notes are an integral part of these consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Redeemable Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	—	16,305,731	$16	$267,077	$(119)	$(194,175)	$72,799
Issuance of common stock, redeemable common stock, and pre-funded warrants for the purchase of common stock, net of issuance costs of $4.4 million	229,885	1,875	9,435,951	10	73,858			73,868
Issuance of common stock under employee stock purchase plan			45,816		219			219
Exercise of stock options			5,860		40			40
Exercise of pre-funded warrants			2,129,768	2				2
Vesting of restricted stock units			204,531					—
Repurchase and retirement of redeemable common stock	(229,885)	(1,875)						—
Stock-based compensation					6,180			6,180
Net loss							(88,696)	(88,696)
Balance at December 31, 2021	—	—	28,127,657	$28	$347,374	$(119)	$(282,871)	$64,412
Issuance of common stock, warrants and prefunded warrants for the purchase of common stock, net of issuance costs of $4.7 million			92,461,988	92	59,270			59,362
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations			372,831	—	(13)			(13)
Exercise of warrants and prefunded warrants			499,871	1				1
Stock-based compensation expense					5,199			5,199
Issuance of shares of common stock under employee stock purchase plan			204,903	1	202			203
Reclassification of warrant liability to equity (Note 10)					38,754			38,754
Net loss							(93,867)	(93,867)
Balance at December 31, 2022	—	—	121,667,250	$122	$450,786	$(119)	$(376,738)	$74,051
Issuance of common stock, warrants and prefunded warrants for the purchase of common stock, net of issuance costs of $4.6 million			34,521,046	35	60,408			60,443
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations			3,510,491	2	(2)			—
Exercise of stock options and warrants			7,477,845	8	8,805			8,813
Stock-based compensation expense					8,687			8,687
Issuance of shares of common stock under employee stock purchase plan			257,963		272			272
Net loss							(101,167)	(101,167)
Balance at December 31, 2023	—	—	167,434,595	$167	$528,956	$(119)	$(477,905)	$51,099

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents
X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(101,167)	$(93,867)	$(88,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,687	5,199	6,180
Depreciation and amortization expense	419	513	499
Goodwill impairment	—	—	9,758
Non-cash lease expense	1,577	1,481	1,393
Accretion of debt discount	929	918	756
Change in fair value of warrant and derivative liability	(7,074)	2,881	366
Other	(227)	37	337
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research and development incentive receivable	(1,370)	(610)	(1,755)
Accounts payable	1,234	3,425	1,166
Accrued expenses and other long-term liabilities	1,608	3,803	(152)
Operating lease liabilities	(1,128)	(882)	(698)
Operating lease right-of-use asset, net of non-cash portion	—	—	(59)
Net cash used in operating activities	(96,512)	(77,102)	(70,905)
Cash flows from investing activities:
Purchase of property, equipment and intangible assets	(60)	(103)	(615)
Purchase of marketable securities	(16,823)	—	—
Sales and maturities of marketable securities	2,000	—	—
Net cash used in investing activities	(14,883)	(103)	(615)
Cash flows from financing activities:
Proceeds from exercise of stock options, warrants and pre-funded warrants and issuance of shares of common stock under employee stock purchase plans	8,712	208	260
Issuance costs for amendments to loan and security agreement and for the sale of warrants accounted for as a liability (Note 10)	(631)	(4,802)	—
Employee taxes paid related to net share settlement of vested restricted stock units	—	(12)	—
Proceeds from borrowings under loan and security agreements	22,500	—	—
Repayments of borrowings under loan and security agreement	(2,064)	(795)	—
Proceeds from sale of shares of common stock, redeemable common stock, warrants and pre-funded warrants, net of issuance costs	59,999	122,631	75,985
Settlement and retirement of redeemable common stock	—	—	(2,000)
Net cash provided by financing activities	88,516	117,230	74,245
Effect of exchange rate changes on cash, cash equivalents and restricted cash	99	(105)	(319)
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,780)	39,920	2,406
Cash, cash equivalents and restricted cash at beginning of period	123,028	83,108	80,702
Cash, cash equivalents and restricted cash at end of period	$100,248	$123,028	$83,108

Supplemental disclosure of cash flow information
Cash paid for interest	$4,604	$3,006	$2,906
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of right-of-use assets financed by lease liabilities	$—	$—	$1,343
Issuance costs not yet paid	$—	$661	$24

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents
X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION
X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a late-stage clinical biopharmaceutical company discovering and developing novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system. The Company’s lead clinical candidate is mavorixafor, a small-molecule antagonist of the chemokine receptor CXCR4 that is being developed as an oral, once-daily therapy. Due to its ability to increase the mobilization of mature, functional white blood cells from the bone marrow into the bloodstream, the Company believes that mavorixafor has the potential to provide therapeutic benefit across a variety of chronic neutropenic disorders, including WHIM (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) syndrome (“WHIM”), a rare, primary immunodeficiency. Following announcement of positive top-line data from the Company’s pivotal, global, Phase 3 clinical trial in November 2022, the Company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in August 2023, seeking approval of oral, once-daily mavorixafor in the treatment of people aged 12 years and older with WHIM syndrome. The FDA accepted the NDA on October 30, 2023 for Priority Review, establishing a Prescription Drug User Fee Act (“PDUFA”) action date of April 30, 2024. As the Company prepares for a potential launch of mavorixafor for WHIM in the U.S. in the second quarter of 2024, the Company is also enrolling participants in a Phase 2 clinical trial evaluating the safety and efficacy of mavorixafor in people with certain chronic neutropenic disorders. The Company also expects to initiate a pivotal, global, Phase 3 clinical trial in the first half of 2024 in certain chronic neutropenic disorders. The Company is headquartered in Boston, Massachusetts and has a research facility in Vienna, Austria.

Going Concern Assessment—In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU 2014-15”), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company does not yet have an approved drug product. Since inception, the Company has incurred significant operating losses and negative cash flows from operations. As of December 31, 2023, the Company had $114.2 million of cash, cash equivalents and short-term marketable securities and an accumulated deficit of $477.9 million. For the year ended December 31, 2023, the Company’s net losses were $101.2 million and net cash used in operating activities of $96.5 million. The Company has a covenant under its Second Amended and Restated Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital Inc. (“Hercules”), as most recently amended in August 2023, that requires that the Company currently maintain a minimum level of cash of $20 million, subject to adjustments beginning January 31, 2025. Based on its cash flow projections, as discussed below, the Company believes it would not maintain the minimum cash required to satisfy this covenant noted above beginning in the first quarter of 2025. In such event, the lender could require the repayment of all outstanding debt. Accordingly, management has concluded that the Company’s accumulated deficit, history of losses, future expected losses and negative cash flows met the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern. The Company does not have adequate financial resources to fund its forecasted operating costs for at least one year after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

The Company’s cash flow projections exclude any gross profits related to the potential sale of the Company’s drug upon potential FDA approval of the Company’s NDA and the sale of any priority review voucher that may be received upon such approval of the Company’s NDA. Projected cash flows also exclude additional borrowings under the Hercules Loan Agreement, which would become available upon FDA approval of the Company’s NDA and exclude all other sources of external financing. To finance its operations in 2025 and beyond, the Company will need to raise additional capital, which cannot be assured. Unless and until the Company reaches profitability in the future, it will require additional capital to fund its operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect its business prospects, or it may be unable to continue operations.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation— The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including X4 Pharmaceuticals (Austria) GmbH (“X4 Austria”), which is incorporated in Vienna, Austria, and X4 Therapeutics, Inc. All intercompany accounts and transactions have been eliminated.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates— The preparation of the Company’s consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the impairment or lack of impairment of long-lived assets including operating lease right-of-use assets and goodwill. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.
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
Concentrations of Credit Risk and Significant Suppliers— Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and research and development incentive receivables. The Company generally maintains cash balances in various operating accounts at financial institutions that management believes to be of high credit quality in amounts that may exceed federally insured limits. The Company’s marketable securities and cash equivalents are invested in high quality, U.S. government obligations such as U.S. Treasury bills and U.S. government agency obligations. The Company has not experienced losses related to its cash and cash equivalents.
The Company is dependent on third-party manufacturers to supply its drug substance and clinical drug supply for research and development activities in its programs. Should the Company receive FDA approval of its NDA, these third-party manufacturers would also supply the Company’s drug product. The Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in these manufacturing services or in the supply of active pharmaceutical ingredients and formulated drugs.
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds, treasury bills and federal government agency notes as of December 31, 2023 and December 31, 2022.
Marketable Securities— Marketable securities consist of short-term debt securities classified as available-for-sale having maturities greater than 90 days, but less than 365 days from the date of acquisition (settlement). The Company determines the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. The Company’s marketable securities, which consist of U.S. Treasury securities and federal government agency notes, are classified as available-for-sale securities whose fair value is categorized as Level 2 as their value is based on valuations using significant inputs derived from, or corroborated by, observable market data. The cost of available-for-sale securities sold is based on the specific-identification method. Unrealized gain and losses on available-for-sale are included as a component of other comprehensive loss on the consolidated balance sheet and as a component of total comprehensive loss on the consolidated statement of operations and comprehensive loss until realized. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in other (expense) income, net on the

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accompanying condensed consolidated statements of operations and comprehensive loss. The Company reviews marketable securities for impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive loss, net of taxes. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity of the impairment, collectability of the security, and any adverse conditions specifically related to the security, an industry, or geographic area.
Restricted Cash

(in thousands)	As of December 31, 2023	As of December 31, 2022
Letter of credit security: Waltham lease	$250	$250
Letter of credit security: Vienna Austria lease	211	205
Letter of credit security: Boston lease	571	855
Total restricted cash	$1,032	$1,310
Restricted cash included in prepaid expenses and other current assets	$250	$285
Restricted cash included in other assets	$782	$1,025
In connection with the Company’s lease agreement for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord. The Company’s Waltham lease agreement expired in December 2023; however, the letter of credit will remain in place until the landlord completes its lease expiration procedures. In accordance with the Company’s Hercules Loan Agreement and as further described in Note 7, the Company at all times must maintain a minimum level of cash of $20.0 million in an account or accounts in which Hercules has a first priority security interest as further described in Note 7.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the sum to the total of amounts shown in the Company’s consolidated statements of cash flows as of December 31, 2023, 2022 and 2021:

(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$99,216	$121,718	$81,787
Restricted cash, current (included within prepaid expenses and other current assets)	250	285	—
Restricted cash, non-current (included within other assets)	782	1,025	1,321
Total cash, cash equivalents and restricted cash	$100,248	$123,028	$83,108
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use operating asset may be required for items such as incentives received or accrued rent. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates it incurs to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company referenced the effective rate of its Hercules Loan Agreement, as adjusted for differences terms, to determine its incremental borrowing rate for each of its operating leases at lease inception.
In accordance with the guidance in ASC 842, components of a lease are split into lease components and non-lease components. A policy election is available pursuant to which an entity may elect to not separate lease and non-lease components. Rather, each lease component and the related non-lease components are accounted for together as a single component. For new and amended office and laboratory leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components as a combined lease component.
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
The Company has determined that it operates in a single operating segment and has a single reporting unit. To perform its quantitative test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. See Note 4 for more information on the Company’s goodwill impairment tests as of December 31, 2023, 2022 and 2021.

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
The embedded derivative liability related to the redemption features of the Company’s debt with Hercules as described further below and the Company’s outstanding Class C warrants are carried at fair value and using a Level 3 measurements. The Company’s cash equivalents, which consist of money market funds, which are invested in U.S. Treasury securities and U.S. government agency obligations, are carried at fair value, determined based on Level 1 and Level 2 inputs in the fair value hierarchy described above. The Company’s marketable securities are carried at fair value determined based on Level 2 inputs. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding loan and security agreement with Hercules approximates its fair value at December 31, 2023 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.
Segment Information— The Company has defined its Chief Operating Decision Maker (“CODM”) as its Chief Executive Officer. The CODM manages the Company’s operations as a single operating segment, which comprises its single reportable segment, for the purposes of assessing performance and making operating decisions. The Company’s focus is on the research, development and commercialization of novel therapeutics for the treatment of rare diseases.
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
Nonrefundable advance payments for services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such prepaid expenses are recognized as an expense when the related services have been performed, or when it is no longer expected that the goods will be delivered, or the services rendered.

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
Comprehensive Loss— For the year ended December 31, 2023, 2022, and 2021 all foreign currency remeasurement gains and losses were included in net loss as the Company has deemed the functional currency of its foreign subsidiary to be the U.S. Dollar. Accumulated other comprehensive loss includes foreign currency translation adjustments of $119 thousand for the year ended December 31, 2019 that were included in other comprehensive loss prior to the designation of the U.S. Dollar as the functional currency of X4 Austria. As of December 31, 2023, unrealized gains on the Company’s marketable debt security portfolio were nominal in included within interest income on the consolidated statement of operations and comprehensive loss.

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
Net Loss per Share—Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. In addition, during the years ended December 31, 2022 and 2021, in accordance with the provisions of the Company’s Class B Warrants, the exercise price of each outstanding Class B Warrant was adjusted to the price of subsequent sales of common stock. Such adjustment is presented as a deemed dividend that adjusts net loss available to common shareholders for purposes of basic earnings per share. The deemed dividend is calculated using the Black-Scholes pricing model, taking into account historical volatility of the Company’s common stock and the estimated remaining life of the outstanding Class B Warrants.
Basic shares outstanding includes the weighted average effect of the Company’s outstanding prefunded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive shares of common stock. For purpose of this calculation, outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock are considered potential dilutive shares of common stock.
Recently Adopted Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 326) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Among other disclosure enhancements, ASU 2023-07 requires that entities with one reportable segment, such as the Company, disclose general information for its reportable segment, such as the title and position of the individual identified as the CODM, which for the Company is the Chief Executive Officer, the types of products and services provided by the reportable segment, the measure of profit or loss reviewed by the CODM to evaluate performance of the reportable segment and other financial results such as interest income, interest expense and depreciation associated with the reportable segment. The amendments in ASU 2023-07 will become effective for the Company in its consolidated financial statements as of and for the three years ending December 31, 2024 and must be adopted retrospectively. Although the Company continues to evaluate the potential impact of ASU 2023-07, the Company does not believe that the adoption of ASU 2023-07 will have a material impact on its consolidated financial statement when adopted.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require that entities on an annual basis disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items if the effect of those reconciling items that exceed a certain threshold. ASU 2023-09 will also require more disaggregated disclosures related to income taxes paid. The amendments in ASU 2023-09 will become effective for the Company in its December 31, 2024 consolidated financial statements. Although the Company continues to evaluate the impact of ASU 2023-09, the Company expects that these amendments will require further disclosures in the tax footnote of its annual consolidated financial statements and will not have a material impact on its

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated financial states when adopted.
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

During 2023, a $5.0 million milestone was incurred upon the FDA’s acceptance of the Company’s NDA seeking approval of oral, once-daily mavorixafor in the treatment of people aged 12 years and older with WHIM syndrome. Such amount has been included within research and development expense and was paid in the fourth quarter of 2023.
As of December 31, 2023, the Company is obligated to make future milestone payments in the aggregate amount of up to $20.0 million contingent upon the achievement by the Company of certain clinical-stage regulatory and sales milestones with respect to licensed products. A $7.0 million regulatory milestone payment, which would be payable upon the FDA’s approval of the Company’s NDA, is reasonably possible of becoming payable with the next five to six months under the Genzyme Agreement. The remaining regulatory milestones include (i) $3.0 million for the acceptance by the EMA of the Company’s first drug application and (ii) $5.0 million upon the notification by the EMA of regulatory approval of our first drug application. The Company must also make one-time sales milestone payments of $0.5 million, $1.5 million and $3.0 million on cumulative net sales of $50.0 million, $150.0 million and $300.0 million, respectively.
The Company is also obligated to pay Genzyme tiered royalties based on net sales of licensed products that the Company commercializes under the agreement. Upon the first sale of the Company’s drug candidate in the U.S., the Company will incur a royalty on annual net sales at a rate of 6% up to $150 million, 10% on the portion of annual net sales between $150 million and $300 million, and 12% thereafter on annual sale over $300 million.
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Under the terms of the Georgetown Agreement, the Company paid a one-time, upfront fee of $50 thousand, and the Company may be required to make milestone payments of up to an aggregate of $800 thousand related to commercial sales of its product. Under the Georgetown Agreement, the Company is solely responsible for all development and commercialization activities and costs in its respective territories. The Company is also responsible for all costs related to the filing, prosecution, and maintenance of the licensed patent rights. The term of the Georgetown Agreement will continue until the expiration of the last valid claim within the patent rights covering the product. Georgetown may terminate the agreement in the event (i) the Company fails to pay any amount and fails to cure such failure within 30 days after receipt of notice, (ii) the Company defaults in its obligation to obtain and maintain insurance and fails to remedy such breach within 45 days after receipt of notice, or (iii) the Company declares insolvency or bankruptcy. The Company may terminate the Georgetown Agreement at any time upon at least 60 days’ written notice. During the years ended December 31, 2023, 2022 and 2021, the Company did not incur any payment obligations to Georgetown under the Georgetown Agreement and no milestone payments were made or due under the Georgetown Agreement.
Beth Israel Deaconess Medical Center Agreement
In December 2016, the Company entered into a license agreement (the “BIDMC Agreement”) with Beth Israel Deaconess Medical Center (“BIDMC”), pursuant to which the Company obtained an exclusive, worldwide license to make, have made, use, sell, offer for sale and import products covered by patent rights co-owned by BIDMC. The rights licensed to the Company are for all fields of use. Under the terms of the BIDMC Agreement, the Company paid a one-time, upfront fee of $20 thousand, and the Company is responsible for all future patent prosecution costs. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations because the acquired technology represented in-process research and development and had no alternative future use. The term of the BIDMC Agreement will continue until the expiration of the last valid claim within the patent rights covering the licensed products. BIDMC may terminate the agreement in the event (i) the Company fails to pay any amount and fails to cure such failure within 15 days after receipt of notice, (ii) the Company is in material breach of any material provision of the BIDMC Agreement and fails to remedy such breach within 60 days after receipt of notice, or (iii) the Company declares insolvency or bankruptcy. The Company may terminate the BIDMC Agreement at any time upon at least 90 days’ written notice. The Company did not incur any payment obligations under the BIDMC Agreement during the years ended December 31, 2023, 2022 and 2021.
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of the years ended December 31, 2023 and 2022, the amounts due under these programs were $0.6 million and $1.2 million, respectively, which is included in research and development incentive receivable on the consolidated balance sheets. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $0.6 million, $0.5 million and $0.8 million, respectively, of income related to the program on the consolidated statement of operations and comprehensive loss within “other income”.
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of December 31, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents--money market funds and U.S. Treasury bills	$76,856	$4,985	$—	$81,841
Marketable securities-U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes	—	15,000	—	15,000
	$76,856	$19,985	$—	$96,841
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C Warrant Liability (Note 10)			15,683	15,683
	$—	$—	$15,693	$15,693

	Fair Value Measurements as of December 31, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$70,170	$2,858	$—	$73,028
	$70,170	$2,858	$—	$73,028
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability			23,131	23,131
	$—	$—	$23,141	$23,141
All marketable securities are classified as short-term investments as all are due within one year and include investments in U.S. Treasury notes, U.S. Treasury bills and federal government agency notes. The amortized cost of each investment, individually and in aggregate, approximates fair value. The Company evaluated each marketable security for impairment that is other-than-temporary and concluded that no marketable security was impaired as of December 31, 2023.
The Company’s cash equivalents consisted of money market funds invested in U.S. Treasury securities and direct investments in U.S. Treasury securities. The money market funds were valued based on quoted prices in active markets for identical assets, which represents a Level 1 measurement. U.S. Treasury securities were valued by using inputs observable in active markets for similar securities, which represents a Level 2 measurement in the fair value hierarchy.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2,927	$3	$—	$2,930
Federal Government Agency Securities	12,068	7	5	12,070
Total available-For-sale debt securities	$14,995	$10	$5	$15,000

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the aggregate fair values of the Company’s Class C and PIPE warrant liabilities and derivative liability, for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	PIPE Warrant Liability	Class C Warrant Liability
Balance at December 31, 2020	$455	$—	$—
Change in fair value	366	—	—
Balance at December 31, 2021	821	—	—
Issuance of Class C Warrants	—	41,249	21,526
Change in fair value	(811)	(2,495)	1,605
Reclassification to permanent equity	—	(38,754)	—
Balance at December 31, 2022	10	—	23,131
Reclassification to permanent equity upon exercise			(374)
Change in fair value	—	—	(7,074)
Balance at December 31, 2023	$10	$—	$15,683
Valuation of Embedded Derivative Liability— The fair value of the embedded derivative liability recognized in connection with the Company’s loan agreement with Hercules (see Note 7), which is associated with additional fees due to Hercules upon events of default, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of this embedded derivative liability, which is reported within other non-current liabilities on the consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third-party valuations, which were prepared based on a discounted cash flow model that considered the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 17%. As of December 31, 2023 and December 31, 2022, the fair value of this derivative liability was $10 thousand.
Warrant Liabilities—
PIPE Warrant Liability— On July 6, 2022, the Company issued warrants for the purchase of its common stock in a private placement (the “ PIPE Warrants”). Upon issuance, the holder’s exercise of the PIPE Warrants was conditioned on the Company increasing it authorized shares. As there were insufficient authorized shares available at the time of issuance, the PIPE Warrants were classified as a liability and measured at fair value. On September 1, 2022, upon shareholder approval of the increase to the Company’s authorized shares, the PIPE Warrants met all criteria required for permanent equity accounting and, accordingly, the Company remeasured the fair value of the warrant liability through “other income (expense)” and reclassified the fair value of the warrant liability to additional paid-in capital.
Class C Warrant Liability— In December 2022, the Company issued Class C Warrants for the purchase of shares of its common stock in a public offering. The Class C Warrants are accounted for as a liability on the consolidated balance sheet and are adjusted to fair value at period end through “other income (expense).”
The Company calculated the fair value of the PIPE Warrants and the Class C Warrants using the Black-Scholes option pricing model with the following inputs:

	PIPE Warrants		Class C Warrants
	7/6/2022 (issuance)	9/1/2022 (reclassification to permanent equity)	12/9/2022 (issuance)	December 31, 2022	December 31, 2023
Common stock price	$1.09	$1.04	$0.93	$0.99	$0.84
Risk-free interest rate	3.0%	3.3%	3.8%	4.0%	3.9%
Expected term (in years)	5.0	4.9	5.0	4.9	3.9
Expected volatility	97.3%	97.5%	101.8%	101.7%	96.2%
Expected dividend yield	—%	—%	—%	—%	—%

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Goodwill
Goodwill is tested quantitatively for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter of 2021, the Company’s market capitalization, measured as the price of the Company’s common stock multiplied by common shares outstanding, was below the value of the Company’s net assets, including goodwill. As a result of the sustained decline in the market price of the Company’s common stock, the fair value of the Company’s single reporting unit, determined based on Company’s market capitalization on December 31, 2021, was lower than its carrying value and the Company concluded that goodwill was impaired. Accordingly, the Company recorded an impairment charge of $9.8 million to reduce the carrying amount of goodwill to $17.4 million as of December 31, 2021. The Company tested goodwill for impairment as of December 31, 2023 and 2022 concluded that goodwill was not further impaired. Should the market value of the Company’s common stock decline, additional impairment charges may be recorded in the future.

The following table provides a rollforward of the Company’s goodwill and accumulated impairment losses.

(in thousands)	Goodwill, Gross	Accumulated Impairment Loss	Goodwill
Goodwill at December 31, 2020	$27,109	$—	$27,109
Impairment losses	—	(9,758)	(9,758)
Goodwill at December 31, 2021	27,109	(9,758)	17,351
Goodwill at December 31, 2022	27,109	(9,758)	17,351
Goodwill at December 31, 2023	$27,109	$(9,758)	$17,351

5.    PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Leasehold improvements	$228	$228
Furniture and fixtures	1,301	1,268
Computer equipment	160	173
Software	24	24
Lab equipment	651	639
	2,364	2,332
Less: Accumulated depreciation and amortization	(1,619)	(1,228)
	$745	$1,104
Depreciation and amortization expense related to property and equipment was approximately $419 thousand, $513 thousand, and $499 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Accrued employee compensation and benefits	$8,195	$6,592
Accrued external research and development expenses	2,804	3,906
Accrued professional fees	1,195	571
Accrued deferred financing fees	—	591
Other	622	374
	$12,816	$12,034
7.    LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Principal amount of long-term debt	$55,000	$32,500
Debt discount, net of accretion	(917)	(196)
Cumulative accrual of end of term payments	487	1,315
Long-term debt	54,570	33,619
Less: current portion of long-term debt	—	(1,315)
Long-term debt, net of current portion	$54,570	$32,304
Hercules Loan Agreement
In October 2018, the Company entered into a Loan and Security Agreement, which has been subsequently amendment from time to time, with Hercules Capital Inc. In January 2023, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Second A&R Hercules Loan Agreement”) with Hercules Capital, Inc., as agent and lender, and Hercules Capital Funding IV LLC and Hercules Capital Funding Trust 2022-1, as lenders (collectively, “Hercules”). On August 2, 2023, Hercules and the Company entered into an amendment (the “Amendment”) to the Second A&R Hercules Loan Agreement, (as amended by the Amendment, the “Hercules Loan Agreement”) with Hercules. The Hercules Loan Agreement provides for a term loan facility of up to $115.0 million, under which the Company has borrowed an aggregate of $55.0 million of term loans to date representing the maximum borrowings as of December 31, 2023. The term loan facility includes:
(i) $32.5 million outstanding (the “Conversion Balance”) prior to effectiveness of the most recent amendment in August 2023;
(ii) a $22.5 million term loan tranche drawn upon the closing of the Amendment;
(iii) an additional tranche of up to $20.0 million, which will be available in either one or two drawings following potential U.S. approval of mavorixafor in individuals with WHIM syndrome (“Approval”) until the earlier of (A) 45 days following Approval and (B) September 30, 2024 in the case of the first drawing, and until December 15, 2024 in the case of a second drawing;
(iv) an additional tranche of $7.5 million, which will be available following achievement of a certain clinical development-related milestone through the earlier of (A) 45 days following achievement of such milestone and (B) December 15, 2024; and
(v) an additional tranche of up to $32.5 million, which will be available subject to approval by Hercules in its sole discretion.

Borrowings under the Hercules Loan Agreement accrue interest at a variable rate equal to the greater of (i) 10.15% or (ii) The Wall Street Journal prime rate plus 3.15%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%. Borrowings are repayable in monthly interest-only payments through March 1, 2025, and in equal monthly payments of principal and accrued interest from April 1, 2025 (the “Amortization Date”) until the maturity date of the loans. The Amortization Date may be extended to October 1, 2026, if Approval occurs on or prior to

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and no event of default occurs. The loans mature on October 1, 2026; provided, however, that such maturity date will be extended to July 1, 2027 if the Amortization Date is extended pursuant to the foregoing sentence. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of 2% during the one-year period from January 6, 2024 to January 5, 2025 and 1% thereafter. In addition, the Hercules Loan Agreement provides for payment of end-of-term fees of $2.1 million plus 3.5% of the aggregate principal amount of loans drawn, if any, subsequent to the Amendment, payable upon the earlier of maturity or the repayment in full of all obligations under the Hercules Loan Agreement. Borrowings under the Hercules Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for its intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property).

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
•From and after January 31, 2025, the Company must maintain trailing six-month net product revenue of at least 55% of its forecast as approved by the Company’s Board of Directors (the “Performance Covenant”). However, the Performance Covenant will be waived during any period in which:
(i) the Company maintains Qualified Cash in an aggregate amount equal to at least 75% of loans outstanding under the Amended Loan Agreement or
(ii) both (x) the Company maintains a Market Capitalization (as defined in the Hercules Loan Agreement) of at least $450.0 million and (y) the Company maintains Qualified Cash in an aggregate amount equal to at least 45% of loans outstanding.

The Hercules Loan Agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	For the years ended
	2023	2022	2021
Total interest expense	$5,777	$3,989	$3,642
Non-cash interest expense	$929	$918	$756

The annual effective interest rate on the Hercules Loan Agreement as of December 31, 2023 was 13.6%. There were no principal payments due or paid under the Hercules Loan Agreement during the year ended December 31, 2023. End-of-term payments of $2.1 million and $0.8 million were paid during the years ended December 31, 2023 and 2022, respectively, in accordance with the Hercules Loan Agreement.
As of December 31, 2023, future principal payments and accrued end-of-term payments due under the Hercules Loan Agreement were as follows (in thousands):

Year Ending December 31	Total
2024	—
2025	24,720
2026	30,767
Long-term debt, including end-of-term payments	$55,487
As of December 31, 2022, the Company had the intent and ability to refinance the short-term principal obligations of the Hercules Loan Agreement to long-term, as demonstrated by entering into the Second A&R Hercules Loan Agreement on January 6, 2023. Therefore, short-term debt on the December 31, 2022 consolidated balance sheet includes only the accrued portion of certain end-of-term payments due within one year of the consolidated balance sheet date that remained due within one year of the

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheet date following the January 6, 2023 refinancing.

8.    LEASES
The Company has lease agreements for its facilities in Boston, Massachusetts, which is the Company’s principal executive offices, and in Vienna, Austria, which is the Company’s research and development center. The Company’s Waltham, Massachusetts lease, which the Company had sublet to a third party, expired in December 2023. There are no restrictions or financial covenants associated with any of the lease agreements.
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

Waltham Lease— The Company leased approximately 6,000 square feet of office space in Waltham, Massachusetts (“Waltham Lease”). The Waltham Lease, as amended, commenced on January 1, 2019, and expired on December 31, 2023. The Company was subleasing the space to a third party for the duration of the lease and such sublease income is reflected on the table below. The right-of-use asset was amortized to rent expense over the five year term of the lease and was retired upon expiration of the lease.
Vienna Austria Leases— The Company has an operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), which commenced in February 2021 for a term of seven years. The annual base rent for the Vienna Lease is approximately $288 thousand.

The components of lease expense for the three years ended December 31, 2023, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
Lease Cost	2023	2022	2021
Fixed operating lease cost	$2,084	$2,080	$2,087
Short-term lease costs	—	—	42
Total lease expense	$2,084	$2,080	$2,129
Other information
Operating cash outflows from operating leases	$1,385	$1,354	$1,257
Leased assets obtained in exchange for new operating lease liabilities	$—	$—	$1,343
Weighted-average remaining lease term—operating leases	3.2 years	4.0 years	5.0 years
Weighted-average discount rate—operating leases	11.5%	11.4%	11.3%
Sublease income	$195	$196	$196

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities due under lease agreements that have commenced as of December 31, 2023 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2024	$1,382
2025	1,411
2026	1,341
2027	288
2028 and thereafter	47
Total lease payments	4,469
Less: interest	(758)
Total operating lease liabilities as of December 31, 2023	$3,711
9.    COMMITMENTS AND CONTINGENCIES

The Company has agreements with clinical research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials of mavorixafor for the treatment of WHIM syndrome and chronic neutropenia disorders. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company also has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials and to support the validation of the CMO’s manufacturing process as part of the NDA process. The Company’s agreement with the CMO who produces batches of API for use in the Company’s clinical drug supply contains cancellation provisions that would require the Company to pay up to the full contract value upon cancellation. As of December 31, 2023, the Company has approximately $1.5 million of such commitments in place subject to cancellation provisions.
License Agreements— See Note 3 for a summary of the Company’s license agreements, which commit the Company to contingent milestone and royalty fees based on future operational events.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 or December 31, 2022.
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
10.    COMMON STOCK AND REDEEMABLE COMMON STOCK

Common Stock— As of December 31, 2023, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 500 million shares of $0.001 par value common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATM Sales Agreement
On August 7, 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated (collectively the “Sales Agents”), pursuant to which the Company may offer and sell, at the Company’s sole discretion through one or more of the Sales Agents, shares of its common stock having an aggregate offering price of up to $75.0 million. To date, the Company has sold approximately $14.3 million, net of offering costs, of common stock under the ATM Sales Agreement.
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Q4 2022 Public Offering
On December 7, 2022, the Company sold 52,300,000 shares of common stock and, in lieu of common stock, prefunded warrants to purchase 6,800,000 shares of common stock, and accompanying Class C warrants to purchase 32,762,947 shares of its common stock. The common stock was issued at a price to the public of $1.10 per share and the accompanying Class C warrants and prefunded warrants were issued at a price of $1.099 per prefunded warrant and accompanying Class C warrant. The Class C warrants have an exercise price of $1.50, will expire 5 years from the date of issuance, and are immediately exercisable with certain restrictions. The gross proceeds from the offering, which closed on December 9, 2022, were $65.1 million before deducting underwriting discounts and offering expenses.

The Company concluded that the Class C warrants do not meet the equity contract scope exception under ASC 815-40 as in the event of a fundamental transaction such as a merger certain provisions may require the Company to adjust the settlement value that is not consistent with a fixed-for-fixed option pricing model. As a result, as of issuance date, the Company allocated $21.5 million of the gross proceeds from the offering to the Class C Warrants based on their fair value, which was recorded as a warrant liability, and the remaining $43.6 million was allocated to the common shares and pre-funded warrants and recorded as permanent equity. The Class C warrant liability has been subsequently adjusted to fair value at December 31, 2022 and will be adjusted to fair value at each subsequent balance sheet date until the warrants are settled. Changes in fair value of the Class C warrants are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

The fair value of the Class C warrant liability is calculated using the Black-Scholes option valuation model as further described in Note 4. The Company also allocated a portion of the transaction fees, including commissions and legal fees, to the Class C Warrant liability and expensed within other expense, net, approximately $1.7 million of these fees upon the closing of the Q4 2022 Public Offering.
Q2 2023 PIPE
On May 15, 2023, the Company entered into a securities purchase agreement pursuant to which it agreed to issue and sell to several institutional and accredited investors (the “Investors”), in a private placement (the “Q2 2023 PIPE”), 34,521,046 shares of common stock at a price of $1.52 per share and pre-funded warrants to purchase 8,263,157 shares of common stock at a purchase price of $1.519 per pre-funded warrant (representing the price of $1.52 per share minus the $0.001 per share exercise price of each such prefunded warrant). The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. The Q2 2023 PIPE closed on May 18, 2023. The Company received gross proceeds of $65.0 million, before deducting offering expenses paid by the Company.

Also on May 15, 2023, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to register for resale the common shares issued in the Q2 2023 PIPE and the issuance of the shares of common stock underlying the pre-funded warrants held by the Investors. Such registration statement was filed on June 9, 2023 and was declared effective by the SEC on June 20, 2023.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Q2 2022 PIPE Warrants
In connection with its issuance of common stock and prefunded warrants in a private placement that closed on July 6, 2022, the Company issued warrants to purchase an aggregate of 50,925,365 warrants (the “Warrants”) for the purchase of shares of common stock. Each Warrant has an exercise price equal to $1.095 per share and will expire on the date that is 60 months from their original issue date.
Class C Warrants
In connection with its issuance of common stock in public offerings that closed on December 9, 2022, the Company issued 65,525,894 Class C warrants, which are exercisable at two Class C warrants for one share of the Company's common stock or prefunded warrants to purchase shares of the Company's common stock. The Class C warrants have an exercise price of $1.50 per set of two Class C warrants, expire on December 9, 2027 and were immediately exercisable upon issuance.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll forward of outstanding warrants and pre-funded warrants for the purchase of shares of the Company’s common stock for the three years ended December 31, 2023:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable as of December 31, 2020	13,354,403	$13.52	3.72
Issued	2,058,032
Exercised	(2,130,000)
Expired	(25,275)
Outstanding and exercisable as of December 31, 2021	13,257,160	$7.96	2.72
Issued	104,531,257
Exercised	(500,100)
Expired	(5,416,567)
Outstanding and exercisable as of December 31, 2022	111,871,750	$1.86	4.53
Issued	8,263,157
Exercised	(7,475,814)
Outstanding and exercisable as of December 31, 2023	112,659,093	$1.88	3.53
As of December 31, 2023, the Company’s outstanding warrants and pre-funded warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price		Expiration Date
October 25, 2016	5,155	$19.78		October 24, 2026
December 28, 2017	115,916	$19.78		December 28, 2027
September 12, 2018	20,220	$19.78		September 12, 2028
October 19, 2018	20,016	$19.78		October 19, 2028
March 13, 2019	5,000	$19.78		March 12, 2029
April 16, 2019	3,866,154	$13.20		April 15, 2024
November 29, 2019	1,250,000	$12.00	(a)	n/a
March 23, 2021	50,000	$8.70	(b)	n/a
November 9, 2021	2,008,032	$4.98	(c)	n/a
March 3, 2022	766,666	$1.80	(d)	n/a
July 6, 2022	13,276,279	$1.095	(e)	n/a
July 6, 2022	44,075,050	$1.095		July 6, 2027
December 9, 2022	32,137,448	$1.50		December 9, 2027
December 9, 2022	6,800,000	$1.10	(f)	n/a
May 18, 2023	8,263,157	$1.52	(g)	n/a
	112,659,093
(a) In November 2019, the Company received $11.999 per pre-funded warrant, or $21.0 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant; (b) In March 2021, the Company received $8.69 per pre-funded warrant, or $435 thousand in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.01 per pre-funded warrant; (c) In November 2021, the Company received $4.97 per pre-funded warrant, or $10.0 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.01 per pre-funded warrant; (d) In March 2022, the Company received $1.79 per pre-funded warrant, or $1.40 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.01 per pre-funded warrant; (e) In July 2022, the Company received $1.094 per pre-funded warrant, or $14.5 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant; and (f) In December 2022, the Company received $1.099 per pre-funded warrant, or $7.5 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant; and (g) In May 2023, the Company received $1.519 per prefunded warrant, or $12.6 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    STOCK-BASED COMPENSATION

Summary of Plans— The Company issues stock awards under the following plans: (a) The 2015 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2015 Plan”), (b) the Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”), (c) the Amended and Restated 2017 Employee Stock Purchase Plan (the “2017 ESPP”) and the 2019 Inducement Equity Incentive Plan (the “2019 Plan”).
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
2015 Employee, Director and Consultant Equity Incentive Plan—Under the 2015 Plan, the Company grants incentive stock options, nonqualified stock options, restricted stock awards and other stock-based awards to employees, directors and consultants of the Company. As of December 31, 2023, there were approximately 30 thousand shares available for issuance under the 2015 Plan.
2017 Equity Incentive Plan— Under the 2017 Plan, the Company may grant incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Under an “evergreen” provision of the 2017 Plan, shares of common stock reserved for issuance under the 2017 Plan are increased annually on the first day of each year, beginning on January 1, 2021 and ending on January 1, 2027, in an amount equal to the lower of 4.0% of the number of shares of the Company’s common stock outstanding on January 1 of each year or an amount determined by the Company’s Board of Directors. As of December 31, 2023, approximately 181 thousand shares were available for future issuance under the 2017 Plan. As of January 1, 2024, an additional 6.7 million shares became available for future issuance under the 2017 Plan under the evergreen provision.
Amended and Restated 2017 Employee Stock Purchase Plan— The 2017 ESPP provides participating employees with the opportunity to purchase shares of the Company’s common stock at defined purchase prices over six-month offering periods. For the twelve months ended December 31, 2023, 257,963 shares of common stock were issued under the 2017 ESPP. As of December 31, 2023, approximately 4.9 million shares were available for future issuance under the 2017 ESPP.
2019 Inducement Equity Incentive Plan— On June 17, 2019, the Board of Directors approved the adoption of the 2019 Plan, as amended, which is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company (or following a bona fide period of non-employment), as an inducement material to such individual’s entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The total number of shares of common stock that may be issued under the 2019 Plan, as amended, is 6.3 million shares. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2019 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants. As of December 31, 2023, approximately 1.5 million shares were available for future issuance under the 2019 Plan.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.1%	3.4%	1.0%
Expected term (in years)	6.0	6.1	6.0
Expected volatility	93.9%	96.0%	97.3%
Expected dividend yield	—%	—%	—%
Stock Options
The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding as of December 31, 2022	2,021,480	$6.99	6.5	$1
Granted	4,217,650	1.24
Exercised	(2,031)	1.50
Forfeited	(228,558)	6.60
Outstanding as of December 31, 2023	6,008,541	$2.97	8.6	$24
Exercisable as of December 31, 2023	1,313,306	$8.62	5.8	$—
Vested and expected to vest as of December 31, 2023	4,563,685	$3.49	8.4	$16
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock to the extent the stock option had a lower exercise price. The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2023 and 2021 was $1 thousand and $13 thousand, respectively. There were no options exercised in 2022. The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $0.97, $1.38, and $5.17, respectively.
Restricted Stock Units— During the year ended December 31, 2023, the Company granted 5.3 million restricted stock units to employees and members of the Board of Directors at a weighted average grant date fair value of $1.76 per share. Approximately 4.9 million of these awards are performance restricted stock units (“PRSUs”) and the remainder are time-based and vest as the employee provides services to the Company. The PRSUs vest 50% based on the Company’s achievement of each of two operational milestones conditioned on the grantee’s continued employment with the Company. As of December 31, 2023, one of the two performance criteria was met. The Company believes that the achievement of the operational milestones is probable and, accordingly, stock-based compensation expense has been recognized for these awards using the accelerated attribution model, net of estimated forfeitures, based on the fair value of the awards as of the date of grant and management’s best estimate of the date each operational milestone will be achieved. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited. The Company recognizes stock-based compensation expense for time-based restricted stock units ratably, net of estimated forfeitures, over the estimated vesting period.

The following table summarizes the Company’s restricted stock activity for the twelve months ended December 31, 2023 :

Number of Shares
Unvested at December 31, 2022	1,680,563
Granted	5,332,051
Vested	(3,511,542)
Forfeited	(382,248)
Unvested at December 31, 2023	3,118,824

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation— As of December 31, 2023, total unrecognized compensation expense related to unvested stock options and restricted stock units was $4.3 million, which is expected to be recognized over a weighted average period of 2.5 years.
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Research and development expense	$4,357	$2,534	$2,723
Selling, general and administrative expense	4,330	2,665	3,457
Total stock-based compensation	$8,687	$5,199	$6,180
Stock Appreciation Rights— On November 7, 2022 (the “Grant Date”), the compensation committee of the Board of Directors approved special retention and recognition grants of stock appreciation rights pursuant to the 2017 Plan to the Company’s President and Chief Executive Officer, the Company’s Chief Financial Officer and Treasurer, and certain other executive officers of the Company. The SARs have a measurement price per SAR equal to $1.80, the closing price per share of the Company’s common stock on the Grant Date, and each grant of SARs has a maximum term of ten years from the Grant Date. Unless otherwise determined by the Board of Directors, the SARs will be settled in cash upon exercise. The settlement value will be based on the difference between the closing price of the Company’s common stock on the date of settlement less $1.80 multiplied by the number of SARs exercised. The SARs will vest and become exercisable in equal annual installments on the first, second, and third anniversaries of the Grant Date, subject to the recipient remaining an employee of the Company through and including each applicable vesting date.
The calculation of the fair value of the outstanding SARs includes the closing price of the Company’s common stock of $0.84 and $0.99 as of December 31, 2023 and December 31, 2022, respectively, and the following assumptions on a weighted average basis:

	December 31, 2023	December 31, 2022
Risk-free interest rate	3.8%	4.0%
Expected term (in years)	4.86	5.86
Expected volatility	100.0%	97.0%
Expected dividend yield	—%	—%
Expected forfeiture rate	18.6%	22.3%
The SARs are accounted for as liability awards as settlement will be in the form of cash unless the Board of Directors authorizes settlement in shares of the Company’s common stock and such shares are available to be issued from the 2017 Plan. The Company currently intends to settle the SARs in cash if and when exercised. Compensation expense is recorded based the fair value of the SARs, as determined using the Black-Scholes option valuation model, using an accelerated attribution method as the SARs vest. The Company remeasures the fair value of the outstanding SARs each period until settlement and adjusts life-to-date compensation expense to the period end SARs fair value. For the years ended December 31, 2023 and 2022, the Company recognized $1.9 million and $0.4 million, respectively, of compensation expense related to the SARs.
13.    INCOME TAXES

During the years ended December 31, 2023, 2022, and 2021, the Company recorded no income tax benefits for the net operating losses incurred and research and development credits generated due to the uncertainty of realizing a benefit from those items. The Company’s overall tax provision for each of the three years ended December 31, 2023 primarily related to its Austrian subsidiary and Security Corp subsidiary.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss before the provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
United States	$(102,126)	$(94,742)	$(89,865)
Foreign (Austria)	1,037	903	1,186
	$(101,089)	$(93,839)	$(88,679)

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.0)	(5.5)	(5.4)
Research and development tax credits	(1.4)	(1.0)	(0.9)
Other permanent differences	(0.2)	3.0	3.7
Change in deferred tax asset valuation allowance	29.3	23.2	23.7
Other	(0.7)	1.3	(0.1)
Effective income tax rate	—%	—%	—%

Net deferred tax assets as of December 31, 2023 and 2022 consisted of the following:

	December 31,
(in thousands)	2023	2022
Net operating loss carryforwards	$122,942	$107,296
Tax credit carryforwards	8,416	6,694
Capitalized research and development expenses	28,402	16,004
Lease liabilities	755	1,016
Other	4,616	3,604
Total deferred tax assets	165,131	134,614
Valuation allowance	(163,994)	(133,112)
Deferred tax assets, net of valuation allowance	$1,137	$1,502
Right of use assets	1,137	1,502
Total deferred tax liabilities	$1,137	$1,502
Total deferred tax assets, net	$—	$—

As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of $400.0 million and $389.0 million, respectively, which may be available to offset future taxable income and begin to expire in 2031 and 2035, respectively. The Company has federal net operating losses $345.9 million, which do not expire, and $54.1 million of federal net operating losses generated prior to 2018 that will expire at various dates through 2037. In addition, as of December 31, 2023, the Company had foreign net operating loss carryforward of $62.7 million, which do not expire but are generally limited in their usage to an annual deduction equal to 75% of taxable income. As of December 31, 2023, the Company also had U.S. federal and state research and development tax credit carryforwards of $6.5 million and $2.5 million, respectively, which may be available to offset future tax liabilities and each begin to expire in 2032 and 2030, respectively.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Under the Act, research and experimental expenditures incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fifteen years for tax purposes, depending on where the research activities are conducted. If the requirement to capitalize Section 174 expenditures is not modified, it may also impact our effective tax rate and our cash tax liability in future years.

As of December 31, 2023, uncertain tax position reserves recorded were $0.2 million for U.S. federal and state research and development tax credits.

The following table summarizes the Company’s reserve for uncertain tax positions for the three years ended December 31, 2023:

(in millions)	Reserve for Uncertain Tax Position
Balance as of December 31, 2020	$0.3
Settlement of unrecognized tax benefit	(0.1)
Balance as of December 31, 2021	$0.2
Balance as of December 31, 2022	$0.2
Balance as of December 31, 2023	$0.2

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

Each period, the Company evaluates the positive and negative evidence bearing upon its ability to realize its federal, state and foreign deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023, 2022 and 2021.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023, 2022 and 2021 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Valuation allowance, beginning of year	$(133,112)	$(111,835)	$(92,197)
Increases recorded to income tax provision	(30,882)	(21,277)	(19,638)
Valuation allowance, end of year	$(163,994)	$(133,112)	$(111,835)

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2020 through December 31, 2022. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Numerator:
Net loss	$(101,167)	$(93,867)	$(88,696)
Deemed dividend as a result of Class B Warrant price reset	—	(2,546)	(13,943)
Net loss attributable to common stockholders	$(101,167)	$(96,413)	$(102,639)
Denominator:
Weighted average shares of common stock—basic and diluted	177,812,480	63,525,845	25,748,797
Net loss per share attributable to common stockholders— basic and diluted	$(0.57)	$(1.52)	$(3.99)
Basic and diluted weighted average shares of common stock outstanding for the years ended December 31, 2023, 2022 and 2021 includes the weighted average effect of 32.4 million, 24.2 million and 3.8 million pre-funded warrants, for the purchase of shares of common stock, for which the remaining unfunded exercise price is less than or equal to $0.01 per share. During the years ended December 31, 2022 and 2021, in accordance with the Class B Warrant agreement, the exercise price of each outstanding Class B Warrant was adjusted to the price of subsequent sales of common stock. Such adjustments are accounted for as a deemed dividend that adjusts net loss available to common shareholders for purposes of basic earnings per share. The deemed dividend was calculated using the Black-Scholes pricing model, taking into account historical volatility of the Company’s common stock and the estimated remaining life of the outstanding Class B Warrants.
The Company’s potentially dilutive securities included outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock for the three years ended December 31, 2023. These potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	6,008,541	2,021,480	1,916,051
Unvested restricted stock units	3,118,824	1,680,563	925,101
Warrants to purchase common stock (excluding prefunded warrants, which are included in basic shares outstanding)	80,244,959	87,720,773	9,449,128
	89,372,324	91,422,816	12,290,280