Form 10-Q
period 2024-03-31
X4 Pharmaceuticals, Inc
filed 2024-05-07
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(857) 529-8300
(Registrant’s telephone number, including area code)
____________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	XFOR	The Nasdaq Stock Market LLC
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

As of May 3, 2024, the registrant had 167,937,781 shares of common stock, $0.001 par value per share, outstanding.

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
•the potential benefits, including clinical utility, that may be derived from any of our products or product candidates;
•the timing of and our ability to obtain and maintain regulatory approval of our existing product or product candidates or any product candidates that we may develop in the future, and any related restrictions, limitations, or warnings in the label of any approved product candidates;
•our plans to research, develop, manufacture and commercialize our product or product candidates;
•the timing of our regulatory filings for our product candidates, along with regulatory developments in the United States and other foreign countries;
•the size and growth potential of the markets for our products and product candidates, if approved, and the rate and degree of market acceptance of our products and product candidates, including reimbursement that may be received from payors;
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

You should refer to the section titled “Risk Factors” in this Quarterly Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

•We depend almost entirely on the success of our commercial product, XOLREMDITM, which has been approved for use as an oral, once-daily therapy to increase the number of circulating mature neutrophils and lymphocytes in patients 12 years of age and older with WHIM (warts, hypogammaglobulinemia, infections, and myelokathexis) syndrome in the U.S., and on our lead product candidate, mavorixafor, which we are developing for the potential treatment of other chronic neutropenic disorders. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor for other chronic neutropenic disorders or any other product candidate.

•The regulatory review and approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, including additional indications for mavorixafor, our business will be substantially harmed.

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

•If the commercial opportunity for mavorixafor in WHIM syndrome and other chronic neutropenic disorders is smaller than we anticipate, our potential future revenue from mavorixafor may be adversely affected and our business may suffer.

•Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•Our product candidates that have received regulatory approval may still face future development and regulatory difficulties and any approved products will be subject to extensive post-approval regulatory requirements. Additionally, any product candidate for which we obtain marketing approval could be subject to marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

•The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.

•A Breakthrough Therapy designation or Fast Track designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and neither of these designations increases the likelihood that our product candidates that have been granted these designations will receive marketing approval.

•If we are unable to establish sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product or product candidates, we may not be successful in commercializing our product candidates that have been approved.

•We may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and could harm our business.

•Our commercial products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

•Disruptions in our supply chain could delay the commercial launch of our product or product candidates, if approved.

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

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$60,493	$99,216
Marketable securities	20,376	15,000
Research and development incentive receivable	702	562
Prepaid expenses and other current assets	5,762	7,298
Total current assets	87,333	122,076
Property and equipment, net	742	745
Goodwill	17,351	17,351
Right-of-use assets	5,264	5,650
Other assets	1,492	1,436
Total assets	$112,182	$147,258
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,935	$8,947
Accrued expenses	13,473	12,816
Current portion of lease liability	1,133	1,099
Total current liabilities	23,541	22,862
Long-term debt, including accretion, net of discount	54,824	54,570
Lease liabilities	2,318	2,612
Warrant liability (Note 4)	29,438	15,683
Other liabilities	1,025	432
Total liabilities	111,146	96,159
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 167,937,781 and 167,434,595 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	168	167
Additional paid-in capital	530,694	528,956
Accumulated other comprehensive loss	(155)	(119)
Accumulated deficit	(529,671)	(477,905)
Total stockholders’ equity	1,036	51,099
Total liabilities and stockholders’ equity	$112,182	$147,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$19,854	$22,063
Selling, general and administrative	17,435	7,241
Total operating expenses	37,289	29,304
Loss from operations	(37,289)	(29,304)
Other (expense) income, net:
Interest income	1,066	835
Interest expense	(1,874)	(1,109)
Change in fair value of warrant liability	(13,755)	5,439
Other income, net	105	123
Total other (expense) income, net	(14,458)	5,288
Loss before provision for income taxes	(51,747)	(24,016)
Provision for income taxes	19	4
Net loss	$(51,766)	$(24,020)
Net loss per share: basic and diluted	$(0.26)	$(0.16)
Weighted average shares of common stock outstanding: basic and diluted	199,991,597	145,967,476

Other comprehensive loss, net of tax:
Net loss	$(51,766)	$(24,020)
Change in unrealized loss related to available-for-sale debt securities	(36)	—
Comprehensive loss	$(51,802)	$(24,020)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	167,434,595	$167	$528,956	$(119)	$(477,905)	$51,099
Vesting of restricted stock units	503,186	1	(1)			—
Stock-based compensation expense			1,739			1,739
Unrealized loss on marketable securities				(36)		(36)
Net loss					(51,766)	(51,766)
Balance at March 31, 2024	167,937,781	$168	$530,694	$(155)	$(529,671)	$1,036

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	121,667,250	$122	$450,786	$(119)	$(376,738)	$74,051
Vesting of restricted stock units	540,238		—			—
Stock-based compensation			1,645			1,645
Net loss					(24,020)	(24,020)
Balance at March 31, 2023	122,207,488	$122	$452,431	$(119)	$(400,758)	$51,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(51,766)	$(24,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,739	1,645
Depreciation and amortization expense	62	127
Non-cash lease expense	386	385
Accretion of debt discount	254	225
Change in fair value of warrant liability	13,755	(5,439)
Other	(117)	(51)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and research and development incentive receivable	1,062	2,084
Accounts payable	4	(1,714)
Accrued expenses and other long-term liabilities	1,264	496
Lease liabilities	(240)	(250)
Net cash used in operating activities	(33,597)	(26,512)
Cash flows from investing activities:
Purchase of marketable securities	(10,263)	—
Sales and maturities of marketable securities	5,000	—
Acquisition of property and equipment	(59)	(9)
Net cash used in investing activities	(5,322)	(9)
Cash flows from financing activities:
Fees paid to amendment loan and security agreement and issuance costs related to the sale of warrants	—	(381)
Repayments of borrowings and accrued end-of-term fees under loan and security agreement	—	(1,300)
Proceeds from sale of common stock, warrants and pre-funded warrants, net of issuance costs	—	(443)
Net cash used in financing activities	—	(2,124)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(59)	50
Net decrease in cash, cash equivalents and restricted cash	(38,978)	(28,595)
Cash, cash equivalents and restricted cash at beginning of period	100,248	123,028
Cash, cash equivalents and restricted cash at end of period	$61,270	$94,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a biopharmaceutical company discovering, developing, and commercializing novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system. On April 29, 2024, the Company announced that the FDA approved the Company’s New Drug Application (“NDA”) for mavorixafor, which is being marketed under the trade name XOLREMDITM, for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM syndrome (warts, hypogammaglobulinemia, infections, and myelokathexis), to increase the number of circulating mature neutrophils and lymphocytes. WHIM syndrome is a rare combined primary immunodeficiency and chronic neutropenic disorder. The Company is currently engaged in its U.S. launch of XOLREMDI in WHIM syndrome while also planning to seek regulatory approvals to commercialize mavorixafor outside of the U.S. The U.S. approval of XOLREMDI in the WHIM syndrome indication is the first for mavorixafor, which is an orally bioavailable selective antagonist of chemokine receptor CXCR4, a key regulator of the movement of immune cells throughout the body. Due to its ability to increase the mobilization of white blood cells from the bone marrow into the bloodstream, the Company believes that mavorixafor has the potential to provide therapeutic benefit across a variety of immune system disorders in addition to WHIM syndrome. As a result, the Company is conducting a Phase 2 clinical trial evaluating the safety and efficacy of mavorixafor as a monotherapy and in combination with human granulocyte colony-stimulating factor (“G-CSF”) in people with certain chronic neutropenic disorders. Interim data from this Phase 2 trial are expected to be presented in June 2024.The Company also plans to initiate a global Phase 3 clinical trial of mavorixafor in the second quarter of 2024 that aims to evaluate the efficacy, safety, and tolerability of oral once-daily mavorixafor with or without G-CSF in people with congenital or acquired primary autoimmune and idiopathic chronic neutropenia who are experiencing recurrent and/or serious infections. The Company is headquartered in Boston, Massachusetts and has a research facility in Vienna, Austria.

Going Concern Assessment—The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Although the Company has an approved drug product, sales of the Company’s drug product over the next 12 months will not be sufficient to fund the Company’s operating expenses. Since inception, the Company has incurred significant operating losses and negative cash flows from operations. As of March 31, 2024, the Company had $80.9 million of cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $529.7 million. Net cash used in operating activities was $33.6 million for the three months ended March 31, 2024. The Company has a covenant under its Second Amended and Restated Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital Inc. (“Hercules”), that requires that the Company currently maintain a minimum level of cash of $20 million, subject to adjustments beginning January 31, 2025 to 20% of outstanding borrowings. Based on its current cash flow projections, which excludes any new capital raising activities and the potential sale of the Priority Review Voucher that was granted by the FDA concurrent with the approval of XOLREMDI as discussed below, the Company believes it would not maintain the minimum cash required to satisfy this covenant beginning in the first quarter of 2025. In such event, the lender could require the repayment of all outstanding debt. Accordingly, management has concluded that the Company’s accumulated deficit, history of losses, future expected losses and negative cash flows met the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern. The Company does not have adequate financial resources to fund its forecasted operating costs for at least one year after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Concurrent with its approval of XOLREMDI and pursuant to its Rare Pediatric Disease designation, the FDA granted the Company a Priority Review Voucher (“PRV”) that may be used to obtain Priority Review for a subsequent application or sold to another drug sponsor. The Company’s cash flow projections exclude any potential sale of any PRV to a third party and include a $7.0 million milestone payment triggered by the achievement of such approval as discussed in Note 3. To finance its operations in 2025 and beyond, the Company will need to raise additional capital, which cannot be assured. Unless and until the Company reaches profitability in the future, it will require additional capital to fund its operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If the Company is unable to obtain funding, it could be forced to delay, reduce

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect its business prospects, or it may be unable to continue operations.

The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, uncertainties relating to conducting preclinical and clinical research and development, the manufacture and supply of products and product candidates for clinical and commercial use, obtaining and maintaining regulatory approvals and pricing and reimbursement for the Company’s products and product candidates, market acceptance, managing global growth and operating expenses, availability of additional capital, competition, obtaining and enforcing patents, stock price volatility, dependence on collaborative relationships and third-party service providers, dependence on key personnel, and from time to time government investigations, litigation, and potential product liability claims.

Principles of Consolidation— The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including X4 Pharmaceuticals (Austria) GmbH (“X4 Austria”), which is incorporated in Vienna, Austria, and X4 Therapeutics, Inc. All intercompany accounts and transactions have been eliminated.
Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2023 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023 included in the 2023 Annual Report filed with the SEC on March 21, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and comprehensive loss and cash flows have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

Use of Estimates— The preparation of the Company’s consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, and the impairment or lack of impairment of long-lived assets including operating lease right-of-use assets and goodwill. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies—The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash

(in thousands)	As of March 31, 2024	As of December 31, 2023
Letter of credit security: Waltham lease	$—	$250
Letter of credit security: Vienna Austria lease	206	211
Letter of credit security: Boston lease	571	571
Total restricted cash	$777	$1,032
Restricted cash included in prepaid expenses and other current assets	$—	$250
Restricted cash included in other assets	$777	$782
In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord. The Company’s Waltham lease agreement expired in December 2023; however, the letter of credit was in place as of December 31, 2023 pending the landlord’s completion of its lease expiration procedures. The letter of credit was released in first quarter ended March 31, 2024. In accordance with the Company’s Hercules Loan Agreement and as further described in Note 7, the Company at all times must maintain a minimum level of cash of $20.0 million in an account or accounts in which Hercules has a first priority security interest as further described in Note 7.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the sum to the total of amounts shown in the Company’s consolidated statements of cash flows as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$60,493	$99,216
Restricted cash, current (included within prepaid expenses and other current assets)	—	250
Restricted cash, non-current	777	782
Total cash, cash equivalents and restricted cash	$61,270	$100,248

Goodwill— There were no triggering events during the three months ended March 31, 2024 that necessitated an interim impairment test of goodwill.

Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 326) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Among other disclosure enhancements, ASU 2023-07 requires that entities with one reportable segment, such as the Company, disclose general information for its reportable segment, such as the title and position of the individual identified as the Chief Operating Decision Maker (“CODM”), which for the Company is the Chief Executive Officer, the types of products and services provided by the reportable segment, the measure of profit or loss reviewed by the CODM to evaluate performance of the reportable segment and other financial results such as interest income, interest expense and depreciation associated with the reportable segment. The amendments in ASU 2023-07 will become effective for the Company in its consolidated financial statements as of and for the three years ending December 31, 2024 and must be adopted retrospectively. Although the Company continues to evaluate the potential impact of ASU 2023-07, the Company does not believe that the adoption of ASU 2023-07 will have a material impact on its consolidated financial statement when adopted.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require that entities on an annual basis disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items if the effect of those reconciling items that exceed a certain threshold. ASU 2023-09 will also require more disaggregated disclosures related to income taxes paid. The amendments in ASU 2023-09 will become effective for the Company in its December 31, 2024 consolidated financial statements. Although the Company continues to evaluate the impact of ASU 2023-09, the Company expects that these amendments will require further disclosures in the tax footnote of its annual consolidated financial statements and will not have a material impact on its consolidated financial states when adopted.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LICENSE, COLLABORATION AND FUNDING AGREEMENTS
Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses and capital expenditures incurred by the Company’s subsidiary in Austria. As of March 31, 2024, the amount due under the program is $0.7 million, which amount is included in research and development incentive receivable in the condensed consolidated balance sheet. During the three months ended March 31, 2024 and 2023, the Company recorded $0.2 million and $0.1 million of income related to the program within the condensed consolidated statements of operations and comprehensive loss as other income.

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

As of March 31, 2024, the Company is obligated to make future milestone payments in the aggregate amount of up to $20.0 million, contingent upon the achievement by the Company of certain clinical-stage regulatory and sales milestones with respect to licensed products. A $7.0 million regulatory milestone became payable 30 days following the Company’s receipt of FDA approval of the Company’s NDA on April 26, 2024. The remaining regulatory milestones include (i) $3.0 million for the acceptance by the European Medicines Agency (“EMA”) of the Company’s first drug application and (ii) $5.0 million upon the notification by the EMA of regulatory approval of the Company’s first drug application. The Company must also make one-time sales milestone payments of $0.5 million, $1.5 million and $3.0 million on cumulative net sales of $50.0 million, $150.0 million and $300.0 million, respectively.
The Company is also obligated to pay Genzyme tiered royalties based on net sales of licensed products that the Company commercializes under the agreement. Upon the first sale of the Company’s drug product in the U.S., the Company will incur a royalty on annual net sales at a rate of 6% up to $150 million, 10% on the portion of annual net sales between $150 million and $300 million, and 12% thereafter on annual sale over $300 million. The Company will include these royalties in cost of goods sold.

There were no material modifications of the Company’s license or collaboration agreements during the three months ended March 31, 2024.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of March 31, 2024 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds and U.S. Treasury bills	$52,483	$—	$—	$52,483
Marketable securities— U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes	—	20,376	—	20,376
	$52,483	$20,376	$—	$72,859
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability (Note 10)	—	—	29,438	29,438
	$—	$—	$29,448	$29,448

	Fair Value Measurements as of December 31, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds and U.S. Treasury bills	$76,856	$4,985	$—	$81,841
Marketable securities—U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes	—	15,000	—	15,000
	$76,856	$19,985	$—	$96,841
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	15,683	15,683
	$—	$—	$15,693	$15,693
All marketable securities are classified as short-term investments as all are due within one year and include investments in U.S. Treasury notes, U.S. Treasury bills and federal government agency notes. The amortized cost of each investment, individually and in aggregate, approximates fair value. The Company evaluated each marketable security for impairment that is other-than-temporary and concluded that no marketable security was impaired as of March 31, 2024.
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

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,173	$—	$2	$4,171
Federal Government Agency Securities	16,239	—	34	16,205
Total available-For-sale debt securities	$20,412	$—	$36	$20,376

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a roll-forward of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	Class C Warrant Liability	Total
Balance as of December 31, 2023	$10	$15,683	$15,693
Change in fair value	—	13,755	13,755
Balance as of March 31, 2024	$10	$29,438	$29,448

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
Class C Warrant Liability— In December 2022, the Company issued Class C Warrants for the purchase of shares of its common stock in a public offering. The Class C Warrants are accounted for as a liability on the consolidated balance sheet and are adjusted to fair value at period end through “other (expense) income” on the condensed consolidated statements of operations and comprehensive loss.
The Company calculated the fair value of the Class C Warrants using the Black-Scholes option pricing model, which represents a Level 3 measurement within the fair value hierarchy, with the following inputs:

	March 31, 2024	December 31, 2023
Common stock price	$1.39	$0.84
Risk-free interest rate	4.3%	3.9%
Expected term (in years)	3.7	3.9
Expected volatility	96.1%	96.2%
Expected dividend yield	—%	—%

5.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Leasehold improvements	$228	$228
Furniture and fixtures	1,289	1,301
Computer equipment	219	160
Software	24	24
Lab equipment	651	651
	2,411	2,364
Less: Accumulated depreciation and amortization	(1,669)	(1,619)
	$742	$745
Depreciation and amortization expense related to property and equipment was $62 thousand and $127 thousand for the three months ended March 31, 2024 and 2023, respectively.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued employee compensation and benefits	$7,417	8,195
Accrued external research and development expenses	3,055	2,804
Accrued professional fees	2,374	1,195
Other	627	622
	$13,473	$12,816
7.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Principal amount of long-term debt	$55,000	$55,000
Debt discount, net of accretion	(825)	(917)
Cumulative accretion of end of term payments	649	487
Long-term debt	$54,824	$54,570
Hercules Loan Agreement
The Company entered into a Loan and Security Agreement, as most recently amended, with Hercules Capital, Inc., the (“Hercules Loan Agreement”). The Hercules Loan Agreement provides for an aggregate term loan facility of up to $115.0 million, under which the Company has borrowed an aggregate of $55.0 million of term loans, representing the maximum borrowings allowable as of March 31, 2024. The term loan facility allows for $60.0 million of additional borrowings:

(i) an additional tranche of up to $20.0 million, which became available on April 26, 2024 upon receipt of U.S. approval of XOLREMDI (mavorixafor) in individuals with WHIM syndrome. This tranche is available until September 30, 2024 in the case of the first drawing, and until December 15, 2024 in the case of a second drawing;
(ii) an additional tranche of $7.5 million, which will be available following achievement of a certain clinical development-related milestone through the earlier of (a) 45 days following achievement of such milestone and (b) December 15, 2024; and
(iii) an additional tranche of up to $32.5 million, which will be available subject to approval by Hercules in its sole discretion.

Borrowings under the Hercules Loan Agreement accrue interest at a variable rate equal to the greater of (i) 10.15% or (ii) The Wall Street Journal prime rate plus 3.15%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%. Borrowings are repayable in monthly interest-only payments through July 1, 2027, which is the maturity date of the loans. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of 2% during the 12 month period ending January 5, 2025 and 1% thereafter. In addition, the Hercules Loan Agreement provides for payment of end-of-term fees of $2.1 million plus 3.5% of the aggregate principal amount of future loans drawn, if any, payable upon the earlier of maturity or the repayment in full of all obligations under the Hercules Loan Agreement. Borrowings under the Hercules Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for its intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property).

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•From and after January 31, 2025, the Company must maintain trailing six month net product revenue of at least 55% of its forecast as approved by the Company’s Board of Directors (the “Performance Covenant”). However, the Performance Covenant will be waived during any period in which:
(i) the Company maintains Qualified Cash in an aggregate amount equal to at least 75% of loans outstanding under the Amended Loan Agreement or
(ii) both (a) the Company maintains a Market Capitalization (as defined in the Hercules Loan Agreement) of at least $450.0 million and (b) the Company maintains Qualified Cash, as defined in the Hercules Loan Agreement, in an aggregate amount equal to at least 45% of loans outstanding.

The Hercules Loan Agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	Three Months Ended March 31,
	2024	2023
Total interest expense	$1,874	$884
Non-cash interest expense	$254	$225
The annual effective interest rate of the Hercules Loan Agreement as of March 31, 2024 is 13.6%. There were no principal payments due or paid under the Hercules Loan Agreement during the three months ended March 31, 2024.
As of March 31, 2024, future principal and accrued end-of-term payments due under the Hercules Loan Agreement were as follows (in thousands):

Year Ending December 31,	Total
2024	$—
2025	24,720
2026	30,929
Long-term debt	$55,649

8.    LEASES
The Company has lease agreements for its facilities in Boston, Massachusetts, which is the Company’s principal executive office and Vienna, Austria, which is the Company’s research and development center. There are no restrictions or financial covenants associated with any of the lease agreements. The Company has an operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), which commenced in February 2021 for a term of 7 years. The annual base rent for the Vienna Lease is approximately $282 thousand. The Company also leases approximately 28,000 square feet of office space in Boston, Massachusetts (“Boston Lease”), which serves as the Company’s headquarters. Base rental payments are approximately $1.1 million annually, plus certain operating expenses. The term of the Boston Lease will continue until November 2026, unless earlier terminated. The Company has the right to sublease the premises, subject to landlord consent and also has the right to renew the Boston Lease for an additional five years at the then prevailing effective market rental rate. The Company is required to maintain a security deposit in the form of a letter of credit for $0.6 million for the benefit of the landlord.

As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows:

(dollars in thousands)	Three Months Ended March 31,
Lease Cost	2024	2023
Fixed operating lease cost	$489	$522
Total lease expense	$489	$522
Other information
Operating cash outflows from operating leases	$344	$346
Sublease income	$—	$49
Weighted-average remaining lease term—operating leases	3.0 years	3.8 years
Weighted-average discount rate—operating leases	11.5%	11.3%

Maturities of lease liabilities due under lease agreements that have commenced as of March 31, 2024 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2024 (remainder of the year)	$1,033
2025	1,404
2026	1,334
2027	282
2028	47
Total lease payments	4,100
Less: interest	(649)
Total operating lease liabilities as of March 31, 2024	$3,451

9.    COMMITMENTS AND CONTINGENCIES
The Company has agreements with clinical research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials. The Company’s agreement with the CMO who produces batches of drug substance for use in the Company’s clinical and commercial drug supply contains cancellation provisions that would require the Company to pay up to the full contract value upon cancellation. As of March 31, 2024, the Company has approximately $2.7 million of such commitments in place subject to cancellation provisions.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024 or December 31, 2023.

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

10.    COMMON STOCK AND COMMON STOCK WARRANTS
As of March 31, 2024, the Company’s Restated Certificate of Incorporation authorized the Company to issue 500 million shares of common stock, par value $0.001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.
Warrants and Pre-Funded Warrants
In connection with public and private sales of shares of its common stock, the Company has issued warrants and pre-funded warrants, which are exercisable for the purchase shares of the Company’s common stock. All outstanding warrants and pre-funded warrants are currently exercisable and do not have price reset provisions. Upon the closing of these public and private offerings, the Company received approximately 99% of the exercise price for the pre-funded warrants, for which the remaining exercise price is equal to or less than $0.01 per share. There were no warrant exercises during the three months ended March 31, 2024.

As of March 31, 2024, the Company’s outstanding warrants and pre-funded warrants to purchase shares of common stock consisted of the following:

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.    STOCK-BASED COMPENSATION
As of March 31, 2024, there are an aggregate of approximately 4.0 million shares of common stock available for issuance under the Company’s equity incentive plans. Approximately 4.9 million shares of common stock remain available for issuance under the 2017 ESPP.

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non-employees.

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.1%	3.6%
Expected term (in years)	6.1	6.0
Expected volatility	95.7%	90.8%
Expected dividend yield	0%	0%
Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	6,008,541	$2.97	8.6	$24
Granted	2,387,467	0.93
Forfeited and Expired	(313,170)	2.11
Outstanding as of March 31, 2024	8,082,838	$2.40	8.8	$2,123
Exercisable as of March 31, 2024	1,535,408	$7.44	6.0	$113
Vested and expected to vest as of March 31, 2024	6,136,867	$2.79	8.6	$1,501

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2024 and 2023 was $0.73 and $0.69, respectively.

Restricted Stock Units— The following table summarizes the Company's restricted stock unit activity for the three months ended March 31, 2024:

Number of Shares
Unvested as of December 31, 2023	3,118,824
Granted	5,882,459
Vested	(503,186)
Forfeited	(126,511)
Unvested as of March 31, 2024	8,371,586
During the three months ended March 31, 2024, the Company granted performance-based restricted stock units (“PRSUs”) to its employees. The PRSUs vest 50% based on the Company’s achievement of each of two operational milestones conditioned on the grantee’s continued employment with the Company. As of March 31, 2024, neither of the two performance criteria had been met. Stock-based compensation expense has been recognized for awards for which vesting is considered probable using the accelerated attribution model based on the fair value of the awards as of the date of grant and management’s best estimate of

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the date the probable operational milestone will be achieved. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited.
Stock-Based Compensation— As of March 31, 2024, total unrecognized compensation expense related to unvested stock options and restricted stock units was $6.5 million, which is expected to be recognized over a weighted average period of 2.4 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development expense	$783	$831
Selling, general and administrative expense	956	814
Total stock-based compensation	$1,739	$1,645
Stock Appreciation Rights— On February 13, 2024, (the “Grant Date”), the compensation committee of the Board of Directors approved the grant of stock appreciation rights (“SARs”), pursuant to the 2017 Plan, to the Company’s executive officers. The SARs have a measurement price per SAR equal to $0.92, the closing price per share of the Company’s common stock on the Grant Date, and each grant of SARs will have a maximum term of ten years from the Grant Date. Unless otherwise determined by the Board of Directors, the SARs will be settled in cash upon exercise. The settlement value will be based on the difference between the closing price of the Company’s common stock on the date of settlement less $0.92 multiplied by the number of SARs exercised. The SARs will vest and become exercisable in equal annual installments on the first, second, and third anniversaries of the Grant Date, subject to the recipient remaining an employee of the Company through and including each applicable vesting date.

12.    INCOME TAXES
For the three months ended March 31, 2024 and 2023, the Company did not record a U.S. federal or state income tax benefit for the net operating losses incurred and research and development credits generated due to the uncertainty of realizing a benefit from those items and a full valuation allowance is has been applied to the Company’s net operating losses and research and development credits as of March 31, 2024 . The income tax provision recorded for the three months ended March 31, 2024 and 2023, primarily related to the Company’s Austrian subsidiary and its Security Corporation subsidiary that holds a portion of its investment portfolio.

13.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Numerator:
Net loss	$(51,766)	$(24,020)
Denominator:
Weighted average shares of common stock outstanding—basic and diluted	199,991,597	145,967,476
Net loss per share attributable to common stockholders— basic and diluted	$(0.26)	$(0.16)

Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2024 and March 31, 2023 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.01 or less per share. The Company’s potentially dilutive securities include outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock for the three

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

months ended March 31, 2024 and 2023. All potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Options to purchase shares of common stock	8,082,838	2,830,300
Unvested restricted stock units	8,371,586	5,835,016
Warrants to purchase shares of common stock (excluding prefunded warrants, which are included in basic shares outstanding)	80,244,959	87,720,773
	96,699,383	96,386,089

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”), on March 21, 2024, the (“Annual Report”). This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company discovering, developing, and commercializing novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system.

On April 29, 2024, we announced that the U.S. FDA approved our NDA for mavorixafor, which is being marketed under the trade name XOLREMDITM, for use as an oral, once-daily therapy in patients aged 12 years of age and older with WHIM (warts, hypogammaglobulinemia, infections, and myelokathexis) syndrome, to increase the number of circulating mature neutrophils and lymphocytes. WHIM syndrome is a rare combined primary immunodeficiency and chronic neutropenic disorder. Concurrent with the U.S. approval of XOLREMDI and pursuant to its Rare Pediatric Disease designation, the FDA granted us a Priority Review Voucher that we intend to sell to another drug sponsor.

We are currently engaged in our U.S. launch of XOLREMDI in WHIM syndrome, and have built out our go-to-market organization, with key hires across commercial and medical functions, increased interactions with key stakeholders and rare disease patient advocacy organizations, and continued our disease-awareness campaign to further the understanding of WHIM syndrome and educate patients and physicians on the importance and benefits of early diagnosis. We have entered into agreements with a third-party logistics organization and a specialty pharmacy to support the distribution of XOLREMDI to patients in the U.S. We are also planning to seek regulatory approvals to commercialize mavorixafor outside of the U.S. We expect to submit an application for regulatory approval of mavorixafor for the treatment of WHIM syndrome to the EMA in late 2024 or early 2025. We are also exploring additional potential opportunities in geographies where we may be able to efficiently leverage our FDA approval.

The U.S. approval of XOLREMDI in the WHIM syndrome indication is the first for mavorixafor, which is an orally active bioavailable selective antagonist of chemokine receptor CXCR4, a key regulator of the movement of immune cells throughout the body. Due to its ability to increase the mobilization of white blood cells from the bone marrow into the bloodstream, we believe that mavorixafor has the potential to provide therapeutic benefit across a variety of immune system disorders in addition to WHIM syndrome.

As a result, we are also currently advancing mavorixafor for the treatment of people with certain chronic neutropenic disorders. Following positive results from a Phase 1b clinical trial of a single dose of mavorixafor in people with idiopathic, cyclic, and congenital chronic neutropenia, we are conducting an ongoing Phase 2 clinical trial evaluating the durability, safety, and tolerability of chronic dosing of once-daily oral mavorixafor with or without concurrent treatment with injectable G-CSF in the same patient population. Preliminary results from the trial showed that the first three participants experienced clinically meaningful increases in absolute neutrophil count (“ANC”). We expect to share additional data from the Phase 2 trial in June 2024. We are also planning to initiate a Phase 3 trial of mavorixafor in the second quarter of 2024 that aims to evaluate the efficacy, safety, and tolerability of oral once-daily mavorixafor (with or without G-CSF) in people with congenital or acquired primary autoimmune and idiopathic chronic neutropenia who are experiencing recurrent and/or serious infections.

We believe that successfully developing and commercializing mavorixafor to provide a new therapeutic option to individuals diagnosed with certain immunodeficiencies has the potential to revolutionize the current treatment landscape, which is principally served by injectable and infused therapies.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
(in millions)
Operating expenses:
Research and development	$20	$22	$(2)
Selling, general and administrative	17	7	10
Total operating expenses	37	29	8
Loss from operations	(37)	(29)	(8)
Total other (expense) income, net	(15)	5	(20)
Loss before provision for income taxes	(52)	(24)	(28)
Net loss	$(52)	$(24)	$(28)
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates, including employee salaries and related expenses, preclinical and clinical development expenses for our product candidates; internal and third-party costs of manufacturing our drug products for use in our preclinical studies and clinical trials and validation batches of our drug substance and drug product. Research and development expenses also include facility, depreciation and other expenses; costs related to compliance with regulatory requirements; and payments made under third-party licensing agreements. We expense research and development costs as incurred.

	Three Months Ended March 31,
(in millions)	2024	2023	Change

Direct research and development expenses by product candidate:
Mavorixafor	$11	$15	$(4)
Unallocated expense	9	7	2
Total research and development expenses	$20	$22	$(2)

Research and development expenses decreased by $2.2 million in the three months ended March 31, 2024, as compared to the same period in the prior year. Research and development expenses in the prior period included a $5.0 million in-license fee related to a development milestone under our Genzyme agreement. No similar milestone payments were incurred in the current period. Clinical costs, including third-party costs associated with our pivotal Phase 3 clinical trial of mavorixafor for patients with WHIM syndrome, were lower in the current period due to the completion of this clinical trial in 2023. These decreases in research and development expenses were partially offset by higher compensation costs due to an increase in personnel within our research and development functions.
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

During the quarter ended March 31, 2024, we put in place an experienced sales force to support the launch of XOLREMDI. Those costs and other specific costs related to pre-launch activities contributed to the increase in selling, general and administrative expenses during the current period .Selling, general and administrative expenses increased by approximately $10 million, as compared to the same period in the prior year, primarily driven by:
•an increase of approximately $5 million in compensation costs, which include higher costs related to outstanding Stock Appreciation Rights that are measured at fair value at each period end until exercised, and an increase in sales and marketing personnel as we build out our sales and marketing infrastructure to support our approved product, XOLREMDI in the U.S,; and
•Approximately $5 million in pre-commercial launch activities, including higher outside consulting fees, legal costs, regulatory activities, marketing strategic initiatives, recruiting, training and IT costs.

We expect selling, general and administrative expenses will grow in the future as we continue to build out our selling, general and administrative functions.

Other Expense, Net

	Three Months Ended March 31,
	2024	2023	Change
(in millions)
Interest income	$1	$1	$—
Interest expense	(2)	(1)	(1)
Change in fair value of Class C warrant liability	(14)	5	(19)
Total other (expense) income, net	$(15)	$5	$(20)

Other expense, net, for three months ended March 31, 2024 increased approximately $20.0 million as compared to the same period in the prior year primarily due to an increase in the fair value of our Class C warrants, which are accounted for as a liability at fair value. We value our Class C warrants using the Black-Scholes option pricing model, which includes the market value of our common stock as an input. The market price of shares of our common stock increased during the first quarter of 2024, which was the primary contributor to the increase in the Class C warrant liability and associated expense. These Class C warrants will continue to be measured at fair value and may continue to generate gains or losses each quarter, until they are exercised.
Provision for Income Taxes
We did not record a U.S. federal or state income tax benefit for our losses for the three months ended March 31, 2024 and 2023, respectively, due to our conclusion that a full valuation allowance is required against our U.S. federal and state deferred tax assets. For the three months ended March 31, 2024 and 2023, we recorded income tax expense related to our Austrian subsidiary and for our Security Corporation subsidiary that holds a portion of our investment portfolio and associated interest income.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have funded our operations primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

ATM Sales Agreement — We have entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with certain investment banks (collectively the “Sales Agents”), pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock. To date, we have sold approximately $14.3 million of our common stock, net of offering costs, under the ATM Sales Agreement. Pursuant to our Registration Statement on Form S-3 that became effective on August 24, 2023 and the related ATM prospectus contained therein, we may offer and sell shares of our common stock having an aggregate offering price of up to an additional $75 million.

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

Hercules Loan Agreement —We have a Loan and Security Agreement, amended from time to time, with Hercules Capital, Inc., the (“Hercules Loan Agreement”). The Hercules Loan Agreement provides for a term loan facility of up to $115.0 million, under which we have borrowed an aggregate of $55.0 million of term loans to date representing the maximum borrowings as of March 31, 2024. The term loan facility allows for $60.0 million in additional borrowings, which includes:
•an additional tranche of up to $20.0 million, which became available on April 26, 2024 in either one or two drawings until June 10, 2024 in the case of the first drawing, and until December 15, 2024 in the case of a second drawing;
•an additional tranche of $7.5 million, which will be available following achievement of a certain clinical development-related milestone through the earlier of (a) 45 days following achievement of such milestone and (b) December 15, 2024; and
•an additional tranche of up to $32.5 million, which will be available subject to approval by Hercules in its sole discretion.

Going Concern— Since our inception, we have incurred significant operating losses and negative cash flows from our operations. As of March 31, 2024, our cash and cash equivalents were $60.5 million, our restricted cash balance was $0.8 million and our investment in marketable securities were $20.4 million. We have a covenant under our Hercules Loan Agreement that currently requires that we maintain a minimum level of cash of $20.0 million through January 31, 2025, subject to subsequent reductions thereafter as further described in Note 7 to our condensed consolidated financial statements. Based on our current cash flow projections, which exclude any benefit from the potential sale of our PRV, no additional borrowings that may become available on Hercules Loan Agreement and with no additional external funding, we believe that we will not be able to maintain the minimum cash required to satisfy this covenant beginning in the first quarter of 2025. In such event, the lenders could require the repayment of all outstanding debt.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the one-year period following the issuance of our condensed consolidated financial statements for the quarter ended March 31, 2024. To finance our operations, we will need to raise additional capital, which cannot be assured. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Three months ended March 31,
	2024	2023
	(in millions)
Net loss	$(52)	$(24)
Adjustments to reconcile net loss to net cash used in operating activities	16	(3)
Changes in operating assets and liabilities	2	—
Net cash used in operating activities	(34)	(27)
Net cash used in investing activities	(5)	—
Net cash used in financing activities	—	(2)
Net decrease in cash, cash equivalents and restricted cash	(39)	(29)
Cash, cash equivalents and restricted cash, beginning of period	100	123
Cash, cash equivalents and restricted cash, end of period	$61	$94

Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $34 million, primarily resulting from our net loss of $52 million, adjusted for noncash expenses of $16 million and changes in our operating assets and liabilities of $2 million. Non-cash expenses primarily includes a $14 million loss on the change in fair value of our Class C Warrant liability, stock-based compensation expense, non-cash lease expense and non-cash interest expense. Net cash used in operating activities for the three months ended March 31, 2023 was $27 million, primarily resulting from our net losses of $24 million, adjusted for noncash expenses of $3 million. Net cash used in operating activities increased during the three months ended March 31, 2024 as compared to the same period in the prior year primarily due to the payment of our annual bonuses and increases in our pre-commercialization expenses associated with preparations for the U.S. commercial launch of XOLREMDI.

Investing Activities
During the three months ended March 31, 2024, cash used in investing activities included $5 million of net investments in short-term marketable securities. Investing activities in the prior period were not significant.

Financing Activities
There were no cash used in financing activities during the three months ended March 31, 2024. During the three months ended March 31, 2023, net cash used in financing activities was $2.1 million, consisting primarily of fees paid to Hercules for the amendment and restatement of our Hercules Loan Agreement, including the settlement of a $1 million end-of-term payment.
Funding Requirements
Based on our cash, cash equivalents and marketable securities on hand as of March 31, 2024 and the increases to our borrowing capacity noted above and in Note 7 to the accompanying condensed consolidated financial statements, we believe that our cash, cash equivalents and marketable securities will allow us to fund operations into 2025. However, based on our current financial projections, which exclude the potential sale of our PRV, additional borrowings under our Hercules Loan Agreement that could become available, and additional c we believe we would be in violation of a minimum cash covenant of the Hercules Loan Agreement in the first quarter of 2025. In order to fund operations and satisfy the minimum cash covenant in the Hercules Loan Agreement, we will be required to raise additional capital, which may be through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances.

During 2025 and beyond, assuming no changes to our current operational expectations, we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance the current and anticipated clinical trials of our product candidates in development. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our funding requirements. Our short term and long term funding requirements will depend on and could increase significantly as a result of many factors, including:
•the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates, particularly our Phase 2 clinical trial of mavorixafor for the treatment of individuals with chronic neutropenic disorders;
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
•the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights covering our product and product candidates, including any such patent claims and intellectual property rights that we have licensed from Genzyme pursuant to the terms of our license agreement with Genzyme; and
•our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product or product candidates.

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

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2023 as part of our Annual Report. In addition, see Note 2 of these condensed consolidated financial statements under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended March 31, 2024.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted with an “*”, if any, are newly added or have been materially updated from our Annual Report on
Form 10-K for the year ended December 31, 2023.

Risks Related to Our Financial Position and Need for Additional Capital
*We have incurred significant losses and have not generated revenue from product sales since our inception. We expect to continue to incur losses for the foreseeable future and we may never achieve or maintain profitability.
We are a commercial-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, become commercially viable, or maintain commercial viability. Since inception, we have incurred significant operating losses. Our net losses were $101.2 million, $93.9 million and $88.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, and were $51.8 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $529.7 million. We have funded our operations to date primarily with proceeds from sales of common stock, warrants, and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt, and borrowings under loan and security agreements. We have one product approved for commercial sale, XOLREMDI, upon which we depend almost entirely on to produce revenue. XOLREMDI, which has been approved for WHIM syndrome in the U.S., faces an unknown market size and growth potential and we have not generated any revenue from product sales to date, and we may never generate product revenue or achieve profitability.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we conduct additional clinical trials for our product candidates; continue to discover and develop additional product candidates; acquire or in-license other product candidates and technologies; maintain, expand and protect our intellectual property portfolio; hire additional clinical, scientific and commercial personnel; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; seek regulatory approvals for any product candidates that successfully complete clinical trials; establish and grow a sales, marketing and distribution infrastructure to commercialize XOLREMDI and any other products for which we may obtain regulatory approval; and add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts. We may encounter unforeseen expenses, difficulties, complications, delays, and/or other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.
Our ability to generate profits from operations and thereafter to remain profitable depends heavily on:
•outcomes and timing of regulatory reviews, approvals and other actions;
•our ability to manufacture any approved products on commercially reasonable terms;
•our ability to establish and maintain an effective sales and marketing organization or suitable third-party alternatives for any approved products;

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
•our ability to market our approved product and obtain marketing approval for our product candidates;
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
Although we have obtained marketing approval for, and begun to commercialize one of our product candidates, we may never generate revenues that are significant enough to generate profits from operations. Even if we do generate profits from operations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to generate profits from operations and remain profitable would decrease our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in our value could also cause you to lose all or part of your investment.
We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. As we have completed the development of and obtained marketing approval in the U.S. for mavorixafor, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.

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

As of March 31, 2024, we have cash and cash equivalents of $60.5 million and marketable securities of $20.4 million. We will require additional capital to sustain our operations, and to carry out our business plans, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured. We will also require additional capital to satisfy the covenant under our existing debt facility with Hercules Capital, Inc. and certain affiliated entities (“Hercules”) that requires that we maintain a minimum level of cash of $20.0 million through January 2025, and thereafter, subject to reductions upon the Company’s achievement of certain operational milestones. Based on our current cash flow projections, excluding any gross profit related to the potential sale of our drug and excluding the potential sale of the priority review voucher that we received upon approval of our, and including additional available borrowings under our existing debt facility but excluding additional borrowings or other sources of external financing, we would fail to maintain the minimum cash required to satisfy this covenant as soon as the first quarter of 2025. In such event, the lender could require the repayment of all outstanding debt. Based on the foregoing, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements appearing elsewhere in this Quarterly Report. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty described above. See also the risk factor titled “Our term loan contains restrictions that limit our flexibility in operating our business” below.

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
•our ability to obtain marketing approval for our product candidates, including for additional indications;
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

Concurrent with the U.S. approval of XOLREMDI and, pursuant to its Rare Pediatric Disease designation in the U.S. for
WHIM syndrome, the FDA granted us a Priority Review Voucher (“PRV”) that may be used to obtain Priority Review for a subsequent application or sold to another drug sponsor. The potential sale of a PRV could generate significant cash proceeds, although no assurance be given as to the nature and magnitude or timing of such as ale, if any, of a PRV.
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
We have not generated revenues from any product sales since inception and may never become profitable. We may never be able to generate meaningful revenues from sales of XOLREMDI at levels or on timing necessary to support our investment and goals.
To date, we have not generated revenues from any product sales and cannot predict whether when and if we will be able to generate meaningful revenues from sales of XOLREMDI at levels or on timing necessary to support our investment and goals. Our ability to generate revenue and become profitable depends upon our ability to successfully obtain marketing approval and commercialize our product candidates, including mavorixafor, or other product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we are unable to predict the extent of any future losses and do not know when any of these product candidates will generate revenue for us, if at all. Our ability to generate revenue from XOLREMDI , mavorixafor or any of our current or future product candidates also depends on a number of additional factors, including but not limited to our ability to:
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
•find suitable collaborators to help us market, sell and distribute our approved product in other markets; and
•obtain coverage and adequate reimbursement from third-party, including government, payors.
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
Even if we are able to generate revenues from the sale of our product, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our discovery and preclinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute your ownership interest. A decline in our value could also cause you to lose all or part of your investment.

Changes in estimates regarding fair value of intangible assets may result in an adverse impact on our results of operations.
We test goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. For example, as of December 31, 2021, our market capitalization, measured as the price of our common stock multiplied by shares of common stock outstanding, declined to below the value of our net assets, including goodwill. As a result of the sustained decline in the market price of our common stock, the fair value of our single reporting unit, measured based on our market capitalization as of December 31, 2021, was lower than its carrying value and we concluded that goodwill was impaired. Accordingly, we recorded an impairment charge of $9.8 million to reduce the carrying amount of goodwill to $17.4 million as of December 31, 2021. While we determined that goodwill was not impaired based on our quantitative test as of March 31, 2024, future declines in the market value of our common stock may result in additional impairment charges being recorded.
Risks Related to Development of Our Product Candidates
*We depend almost entirely on the success of our commercial product, XOLREMDI TM, which has been approved for use in patients 12 years of age and older with WHIM syndrome in the U.S., and on our lead product candidate, mavorixafor, which we are developing for the potential treatment of other chronic neutropenic disorders. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor for chronic neutropenic disorders other than WHIM, or any other product candidate.
Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of mavorixafor. We currently have only one product for sale, XOLREMDI, and may never be able to develop additional marketable drug products. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:

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
The time necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for additional indications for mavorixafor or any other product candidates that we may develop. We also may not be able to finalize the design or formulation for our other programs. We may not be able to complete development of any additional product candidates that demonstrate safety and efficacy and that will have a commercially reasonable treatment and storage period. If we are unable to complete development for additional indications for mavorixafor or any other product candidates that we may develop, we will not be able to commercialize and earn revenue from them.

*We may develop mavorixafor, and potentially future product candidates, in combination with other therapies, which could expose us to additional risks.
We may develop mavorixafor, and may develop future product candidates, in combination with one or more currently approved therapies. Even though XOLREMDI received marketing approval, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of diseases, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs. This could result in our own products being removed from the market or being less successful commercially.

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

The regulatory review and approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, including additional indications for mavorixafor, our business will be substantially harmed.
We are not permitted to market mavorixafor or any other product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries or jurisdictions, such as approval of the marketing authorization application in the European Union from the European Commission. Our future NDA submissions may receive a refusal to file response from the FDA, and even if filed by the FDA, we may receive a Complete Response Letter rather than approval for commercial marketing. In addition, we may be required by the FDA to conduct additional clinical trials and/or nonclinical studies to support potential approval. Successfully completing clinical trials and obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA, or a comparable foreign regulatory authority, may delay, limit or deny approval of mavorixafor for the treatment of other indications for many reasons, including, among others:
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
The FDA or a comparable foreign regulatory authority may also require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval of our commercialization plans, or cause us to abandon the development program. If our current or future product candidates receive regulatory approval, these product candidates may be approved for fewer or more limited indications than we request, such approval may be contingent on the performance of costly post-marketing clinical trials, or we may not be allowed to include the labeling claims necessary or desirable for the successful commercialization of such product candidate.
*We depend on license agreements with Genzyme, Beth Israel Deaconess Medical Center, Georgetown University and Dana-Farber Cancer Institute to permit us to use patents and patent applications. Termination of these rights or the failure to comply with obligations under these agreements could materially harm our business and prevent us from developing or commercializing our product candidates.
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
Our license agreement with Genzyme imposes upon us various diligence, payment and other obligations, including the following:
•our obligation to pay Genzyme future milestone payments in the aggregate amount of up to $20.0 million, of which $7.0 million becomes payable 30 days following the FDA’s approval of our NDA for the marketing and sale of mavorixafor in the U.S., contingent upon our achievement of certain late-stage regulatory and sales milestones with respect to licensed products.
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
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain any of our license agreements on acceptable terms, we may be unable to successfully develop and commercialize the affected product or product candidates and technologies.
The results of clinical trials may not support our product candidate claims.
Even if our clinical trials are completed as planned, we cannot be certain that their results will support the safety and/or efficacy of our product candidates, that the FDA or foreign government authorities will agree with our conclusions regarding such results, or that the FDA or foreign governmental authorities will not require additional clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful and the results of later clinical trials often do not replicate the results of prior clinical trials and preclinical testing. The clinical trial results may fail to demonstrate that our product candidates are safe for humans and effective for the intended indications. This failure could cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or prevent the submission of our marketing applications (NDA and/or MAA) and, ultimately, our ability to obtain approval and commercialize our product candidates and generate product revenues. Information about certain clinical trials, including results (positive or negative) will be made public according to each country’s clinical trial registration policies. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

In addition, we may experience delays in our current or future clinical trials, including our Phase 2 clinical trial of mavorixafor for the treatment of chronic neutropenic disorders. For example, as a result of the COVID-19 pandemic, we experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor for WHIM syndrome. Clinical trials may be delayed, suspended or terminated for a variety of reasons, including the following:
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
•delay or failure in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
•external business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including public health emergencies and unforeseen events such as the war in Ukraine; or
•changes in governmental regulations or requirements.
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
Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. For XOLREMDI and any other product candidates that receive marketing approval in the future, if we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:
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
•regulatory authorities may require a Risk Evaluation and Mitigation Strategy to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
•we may be subject to regulatory investigations and government enforcement actions;
•we may decide to remove such product candidates from the marketplace after they are approved;
•we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
•our reputation may suffer.
We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected product or product candidates and could substantially increase the costs of commercializing our products or product candidates, and significantly impact our ability to successfully commercialize our products or product candidates and generate revenues.
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
*If the commercial opportunity for mavorixafor in WHIM syndrome and other chronic neutropenic disorders is smaller than we anticipate, our potential future revenue from mavorixafor for the treatment of any of these diseases may be adversely affected and our business may suffer.
If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. Our lead clinical candidate, mavorixafor, has been approved by the FDA for use as an oral, once-daily therapy to increase the number of circulating mature neutrophils and lymphocytes of patients aged 12 years and older with WHIM and is being developed as an oral, once-daily therapy for the potential treatment of other chronic neutropenic disorders. We are currently aware of only a few small available patient registries for WHIM syndrome, and we rely on various estimates and assumptions to estimate the addressable WHIM syndrome population. Based on a broad online survey of physicians to validate current prevalence estimates and additional research using artificial intelligence, which interrogated a database of more than 300 million anonymized patient records that spanned 10 years of insurance claims, we estimate there are up to 3,700 diagnosed and undiagnosed WHIM patients in the United States, many of whom were previously undiagnosed. If the commercial opportunity in any of our target indications, including WHIM syndrome is smaller than we anticipate, whether because our estimates of the addressable patient population prove to be incorrect or for other reasons, our potential future revenue from mavorixafor may be adversely affected and our business may suffer.
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
The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, trials that suggest positive trends in some subjects, require caution. Results from later stage clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Inconsistencies may occur for a variety of reasons, including differences in trial design, trial endpoints (or lack of trial endpoints in exploratory studies), subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation or lack of statistical power in the earlier trials.

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
Risks Related to the Marketing and Commercialization of Our Product Candidates
*Our approved product and any future approved products may still face future development and regulatory difficulties and will be subject to extensive post-approval regulatory requirements. Additionally, our approved product and any future approved products could be subject to marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.
Our approved product and product candidates that receive regulatory approval will be subject to extensive ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile and efficacy of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, these regulatory authorities may require labeling changes or the FDA may require establishment of a Risk Evaluation Mitigation Strategy (“REMS”), impose significant restrictions on our product’s indicated uses or marketing, impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Progress reports are required at quarterly intervals, every six months and at annual intervals depending upon the country, and more frequently if serious adverse events occur.

Our approved product and our product candidates that receive marketing approval will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to physicians and recordkeeping. The marketing approval of our product candidate may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the drug. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling.

In addition, manufacturers of drugs and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If a regulatory agency discovers previously unknown problems with our product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product or product candidates or the manufacturing facilities for our product or product candidates fail to comply with cGMPs and other applicable regulatory requirements, the FDA may, among other things:
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

While physicians in the United States may choose, and are generally permitted, to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any of our products candidates will be limited to those indications and populations that are specifically approved by the FDA or such other regulatory agencies, and if we are found to have promoted such off-label uses, we may become subject to significant liability. For example, the federal government has levied large civil and criminal fines against companies for alleged improper promotion and in some instances has also required companies to enter into corporate integrity agreements or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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

It is possible that we may not be able to obtain or maintain orphan drug designation or exclusivity for our product or product candidates, which could limit their potential profitability.
Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs for the treatment or prevention of rare diseases or conditions with relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the (“Orphan Drug Act”), the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States. We received orphan drug designation from the FDA for mavorixafor for the treatment of WHIM syndrome in October 2018, and from the EMA in July 2019. We also received orphan drug designation in the U.S. for mavorixafor for the treatment of Waldenström’s macroglobulinemia in June 2022. If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication during that time period with some exceptions. In the European Union, the applicable period is 10 years, during which no marketing authorization may be granted for a similar medicinal product to the authorized orphan product for the same indication. The exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, including if the drug is sufficiently profitable so that marketing exclusivity is no longer justified. Orphan drug exclusivity may be lost in both the United States and European Union under certain limited situations, such as the inability of the holder of the orphan drug designation to produce sufficient quantities of the drug to meet the needs of patients with the rare disease or condition or for certain other reasons.

Our commercial success depends upon attaining significant market acceptance of our approved product or product candidates, if approved, among hospitals, physicians, patients and healthcare payors.
Our approved product may not gain market acceptance among hospitals, physicians, health care payors, patients and the medical community. Market acceptance of any of our approved product or product candidates for which we receive approval in the future depends on a number of factors, including:
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
•the potential and perceived advantages of our products and product candidates over alternative treatments as compared to their relative costs;
•the prevalence and severity of any side effects with respect to our products or product candidates, including mavorixafor;
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
There may be delays in getting our products or product candidates on hospital or insurance formularies or limitations on coverages that may be available in the early stages of commercialization for newly approved drugs. If our product or any product candidate that is approved fails to achieve market acceptance among hospitals, physicians, patients or health care payors, we will not be able to generate significant revenues, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

*If we are unable to establish effective sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product or product candidates, we may not be successful in commercializing our product candidates that have been approved.
Although we have built a sales or marketing infrastructure, as an organization we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for our approved product for which we retain sales and marketing responsibilities, we are building a focused sales and marketing infrastructure to sell XOLREMDI TM (mavorixafor) in the U.S. Although our management team has previous experience with such efforts, there can be no assurance that we will be successful in building these operations. If we are unable to establish adequate sales, marketing and distribution capabilities, we may not be able to generate product revenue and may not become profitable. We will also be competing with many companies that currently have extensive and well-funded sales and marketing operations. If any of our product candidates are approved, we may be unable to compete successfully against these more established companies.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of these product revenue to us may be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product or product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product or product candidates.

*We face substantial competition that may result in others discovering, developing or commercializing products before or more successfully than we do.
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

We have obtained FDA approval for mavorixafor for use as an oral, once-daily therapy to increase the number of circulating mature neutrophils and lymphocytes in patients aged 12 years and older with WHIM syndrome, and are developing mavorixafor for potential use in other chronic neutropenic disorders. We are aware of other companies that are developing CXCR4 inhibitors that are in a similar stage of development as mavorixafor, including BioLineRx, Noxxon, Upsher-Smith, Polyphor and Glycomimetics. To our knowledge, there do not appear to be any competitors with programs in development for WHIM syndrome or chronic neutropenia disorders. With respect to chronic neutropenia, filgrastim injections (G-CSF) and two biosimilars (Zarxio and Nivestym) are FDA-approved to reduce the incidence and duration of after effects of severe neutropenia (e.g.‚ fever‚ infections‚ oropharyngeal ulcers) in symptomatic patients with congenital neutropenia‚ cyclic neutropenia or idiopathic neutropenia.

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
Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by a foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, is also subject to approval. Obtaining approval for any future product candidates in the European Union from the European Commission following the opinion of the EMA would be a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of any future product candidates in certain countries.

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
We or our collaborators may not seek, or may seek but never receive, regulatory approval to market our products, including XOLREMDI, or product candidates outside of the U.S. or in any particular country or region. In order to market any product outside of the U.S., we or our collaborators must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional non-clinical studies or clinical trials, additional work related to manufacturing and analytical testing on controls, and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in other countries. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval may require additional studies and data, and can result in substantial delays in bringing products to market in such countries and such investment may not be justified from a business standpoint given the market opportunity or level of required investment. Even if we or our collaborators generate the data and information which we or our collaborators believe may be sufficient to file an application for regulatory approval of any of our products or product candidates in a region or country outside the U.S., the relevant regulatory agency may find that we or our collaborators did not meet the requirements for approval, or even if our application is approved, we may have significant post-approval obligations.

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by many of the individual countries in and outside of Europe with which we will need to comply. Many biopharmaceutical companies have found the process of marketing their own products in foreign countries to be very challenging. Any setback or delay in obtaining regulatory approval or commencing marketing, if approved, for our product candidates in a country or region outside the U.S. where we or our collaborators have decided it makes business sense to proceed may have a material adverse effect on our business and prospects.

Any products that we commercialize may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.
The laws and regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted and, in some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might be subject to price regulations that delay our commercial launch of a product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment XOLREMDI or future product candidates, even if those candidates obtain marketing approval.

Our ability to commercialize XOLREMDITM or future product candidates successfully depends in part on the extent to which coverage and adequate reimbursement for these products and related treatments are available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. and E.U. healthcare industries and elsewhere is cost containment.

Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for XOLREMDI or any other product that we commercialize and, if coverage and reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for XOLREMDI may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, and any launch of a competitive product is likely to create downward pressure on the price initially charged. If reimbursement is not available or is available only to a limited degree, we may not be able to successfully commercialize XOLREMDI any future product candidate for which we obtain marketing approval. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for XOLREMDI TM (mavorixafor) or for any future approved product candidates could have a material adverse effect on our operating results, our ability to raise capital needed to develop additional product candidates and commercialize products and our overall financial condition.

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

Risks Related to Government Regulation
*Our relationships with customers and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to significant penalties, including administrative, civil and criminal penalties, contractual damages, reputational harm and diminished profits and future earnings.
We have an approved, commercialized product, and we are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in the jurisdictions in which we conduct our business. Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute XOLREMDI or any products candidates for which we obtain marketing approval in the future. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information received in the course of patient recruitment for clinical trials. See the section in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements.”

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product or product candidates and affect the prices we may obtain.
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict post-approval activities and affect our ability to sell profitably any approved product or product candidates for which we obtain marketing approval in the future.

We cannot predict what healthcare reform initiatives may be adopted in the future. However, we expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. These laws may result in additional reductions in Medicare and other healthcare funding. Any reduction in payments from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on our operations may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval for our future product candidates, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.

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

Risks Related to Our Dependence on Third Parties
We have no experience manufacturing our product or product candidates on a large clinical or commercial scale and have no manufacturing facility. We are currently dependent on a single third party manufacturer for the manufacture of the active pharmaceutical ingredient (“API”) for mavorixafor, and a single manufacturer of mavorixafor finished drug product capsules. If we experience problems with these third parties, the manufacturing of mavorixafor could be delayed, which could harm our results of operations.
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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product or product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates or any products that we may eventually commercialize in accordance with our specifications), and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product or product candidates that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA or other regulatory authority approval before being implemented. FDA requirements also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, the manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates or products if they are approved in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

Our current manufacturers and any future manufacturers may not be able to manufacture our product or product candidates at a cost or in quantities or in a timely manner necessary to make commercially successful products. If we successfully commercialize any of our product candidates, we may be required to establish large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have limited experience manufacturing pharmaceutical products on a commercial scale and some of these manufacturers will need to increase their scale of production to meet our projected needs for commercial manufacturing, the satisfaction of which may not be met on a timely basis.

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

Disruptions in our supply chain could delay the commercial launch of our product or product candidates, if approved.
Any significant disruption in our supplier relationships could harm our business. We currently rely on a single source supplier of mavorixafor, as well a single supplier for the finished product capsules for mavorixafor. If either of these single source suppliers suffers a major natural or man-made disaster at its manufacturing facility, we would not be able to manufacture mavorixafor on a commercial scale until a qualified alternative supplier is identified. Although alternative sources of supply exist, the number of third party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers. Any significant delay in the supply of a product or product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If we or our manufacturers are unable to purchase these key materials after regulatory approval of our product candidates, the commercial launch of our product candidates would be delayed, which would impair our ability to generate revenues from the sale of our product candidates.

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
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•collaboration agreements may not lead to development or commercialization of products or product candidates in the most efficient manner or at all. In addition, if a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

With respect to patent rights, we do not know whether any of the pending patent applications for any of our products or product candidates will result in the issuance of patents that protect our technology or products, or which will effectively prevent others from commercializing competitive technologies and products. Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Further, the examination process may require us or our licensors to narrow the claims, which may limit the scope of patent protection that may be obtained. Although our license agreement with Genzyme includes a number of issued patents that are exclusively licensed to us, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents, or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our patented technology, trademarks and other intellectual property rights is expensive, difficult and may, in some cases, not be possible. In some cases, it may be difficult or impossible to detect third party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

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
As of March 31, 2024, we had 116 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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
The covenants also include a requirement that we maintain cash in an aggregate amount greater than or equal to $20 million; provided through January 31, 2025; provided however that on or after January 31, 2025, such amount must equal 20% of the aggregate principal amount of loans outstanding under the loan and security agreement. Based on our current cash, cash equivalents and marketable securities and our cash flow projections, excluding the potential sale of the priority review voucher that we received upon approval of the our NDA noted above, and with no other sources of external financing, we believe that we would not meet the minimum cash described above in the first quarter of 2025. A breach of any of the covenants under the loan and security agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan, the lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the lenders could proceed against the collateral granted to them to secure such indebtedness.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6.    EXHIBITS

Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of September 1, 2022.	8-K	3.1	09/01/2022	001-38295

3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

X4 PHARMACEUTICALS, INC.

Date: May 7, 2024	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)