Form 10-Q
period 2024-06-30
X4 Pharmaceuticals, Inc
filed 2024-08-08
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 5, 2024, the registrant had 168,499,514 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, or the (“Exchange Act”), that relate to future events or to our future operations or financial performance. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions, or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this report, regarding, among other things:

•our expectations and goals for commercialization of XOLREMDITM, which has been approved for use as an oral, once-daily therapy to increase the number of circulating mature neutrophils and lymphocytes in patients 12 years of age and older with WHIM (warts, hypogammaglobulinemia, infections, and myelokathexis) syndrome in the U.S. and that XOLREMDI, our one product approved for commercial sale, upon which we depend almost entirely on to produce revenue faces an unknown market size and growth potential and we have not generated significant revenue from product sales to date, and we may never achieve profitability;
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
•our ability to raise additional capital or achieve sufficient revenue to properly fund our business and operating plan;
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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Quarterly Report. Some of the more significant risks include the following:

•We have incurred significant losses and have not generated significant revenue from product sales since our inception and we cannot predict whether or when and if we will be able to generate meaningful revenues from sales of XOLREMDI at levels or on timing necessary to support our investment and goals. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize XOLREMDI and to obtain marketing approval and commercialize our product candidates, including mavorixafor, or other product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we are unable to predict the extent of any future losses and do not know when any of these product candidates will generate revenue for us, if at all. We expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

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

•We depend almost entirely on the success of our commercial product, XOLREMDI and on our development product candidate, mavorixafor, which we are advancing for the potential treatment of other chronic neutropenic disorders. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor for other chronic neutropenic disorders or any other product candidate.

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

•We have limited experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are currently dependent on a single third-party manufacturer for the manufacture of mavorixafor, the active pharmaceutical ingredient (“API”) and a single manufacturer of mavorixafor finished drug product capsules. If we experience problems with these third parties, the manufacturing of mavorixafor could be delayed, which could harm our results of operations.

•We rely on third-party CROs to conduct our preclinical studies and clinical trials. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

•Disruptions in our supply chain could disrupt the commercial availability of our product.

•If we are unable to protect our intellectual property rights, our competitive position could be harmed.

•Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

•Our future success depends on our ability to retain executives and to attract, retain, and motivate key personnel in a competitive environment for skilled biotechnology personnel.

•We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

•Our term loan contains restrictions that limit our flexibility in operating our business.

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$147,218	$99,216
Marketable securities	21,536	15,000
Research and development incentive receivable	854	562
Inventory	831	—
Prepaid expenses and other current assets	4,977	7,298
Total current assets	175,416	122,076
Property and equipment, net	808	745
Goodwill	17,351	17,351
Intangible asset, net	10,375	—
Right-of-use assets	4,872	5,650
Other assets	1,789	1,436
Total assets	$210,611	$147,258
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,986	$8,947
Accrued expenses (Note 9)	19,744	12,816
Current portion of lease liability	1,172	1,099
Total current liabilities	28,902	22,862
Long-term debt, including accretion, net of discount	75,030	54,570
Lease liabilities	2,026	2,612
Warrant liability (Note 5)	9,223	15,683
Other liabilities	979	432
Total liabilities	116,160	96,159
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 168,196,180 and 167,434,595 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	168	167
Additional paid-in capital	533,280	528,956
Accumulated other comprehensive loss	(159)	(119)
Accumulated deficit	(438,838)	(477,905)
Total stockholders’ equity	94,451	51,099
Total liabilities and stockholders’ equity	$210,611	$147,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue, net	$563	$—	$563	$—
Costs and operating expenses:
Cost of revenue	268	—	268	—
Research and development	20,914	15,601	40,768	37,664
Selling, general and administrative	13,278	10,204	30,713	17,445
Gain on sale of non-financial asset (Note 17)	(105,000)	—	(105,000)	—
Total operating (income) expense	(70,540)	25,805	(33,251)	55,109
Income (loss) from operations	71,103	(25,805)	33,814	(55,109)
Other income (expense), net:
Interest income	1,565	914	2,631	1,749
Interest expense	(2,176)	(1,148)	(4,050)	(2,257)
Change in fair value of warrant liability	20,215	(29,860)	6,460	(24,421)
Other income, net	144	202	249	325
Total other income (expense), net	19,748	(29,892)	5,290	(24,604)
Income (loss) before provision for income taxes	90,851	(55,697)	39,104	(79,713)
Provision for income taxes	18	15	37	19
Net income (loss)	$90,833	$(55,712)	$39,067	$(79,732)
Net income (loss) per share: basic	$0.45	$(0.33)	$0.20	$(0.51)
Weighted average shares of common stock outstanding: basic	200,440,473	168,737,764	200,216,035	157,415,524
Net income (loss) per share: diluted	$0.45	$(0.33)	$0.19	$(0.51)
Weighted average shares of common stock outstanding: diluted	200,801,311	168,737,764	200,455,883	157,415,524

Other comprehensive income (loss), net of tax:
Net income (loss)	$90,833	$(55,712)	$39,067	$(79,732)
Change in unrealized loss on marketable debt securities	(6)	—	(42)	—
Comprehensive income (loss)	$90,827	$(55,712)	$39,025	$(79,732)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	167,434,595	$167	$528,956	$(119)	$(477,905)	$51,099
Vesting of restricted stock units	503,186	1	(1)			—
Stock-based compensation expense			1,739			1,739
Unrealized loss on marketable securities				(36)		(36)
Net loss					(51,766)	(51,766)
Balance at March 31, 2024	167,937,781	$168	$530,694	$(155)	$(529,671)	$1,036
Issuance of shares of common stock under employee stock purchase plan	235,068		158			158
Vesting of restricted stock units	23,331					—
Stock-based compensation expense			2,428			2,428
Unrealized loss on marketable securities				(4)		(4)
Net income (loss)					90,833	90,833
Balance at June 30, 2024	168,196,180	$168	$533,280	$(159)	$(438,838)	$94,451

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	121,667,250	$122	$450,786	$(119)	$(376,738)	$74,051
Vesting of restricted stock units	540,238					—
Stock-based compensation			1,645			1,645
Net loss					(24,020)	(24,020)
Balance at March 31, 2023	122,207,488	$122	$452,431	$(119)	$(400,758)	$51,676
Issuance of common stock and prefunded warrants in private placement equity transaction, net of issuance costs	34,521,046	35	60,408			60,443
Issuance of common stock under employee stock purchase plan	114,577		175			175
Exercise of stock and warrants	7,476,345	7	8,804			8,811
Vesting of restricted stock units	98,555	—	—			—
Stock-based compensation			2,142			2,142
Net loss					(55,712)	(55,712)
Balance at June 30, 2023	164,418,011	$164	$523,960	$(119)	$(456,470)	$67,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$39,067	$(79,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,167	3,787
Depreciation and amortization expense	256	253
Gain on sale of non-financial asset	(105,000)	—
Non-cash lease expense	778	775
Accretion of debt discount	461	438
Change in fair value of warrant liability	(6,460)	24,421
Other	(281)	(41)
Changes in operating assets and liabilities:
Inventory	(831)	—
Prepaid expenses, other current assets and research and development incentive receivable	1,398	479
Accounts payable	(944)	(2,815)
Accrued expenses and other long-term liabilities	4,001	5,024
Lease liabilities	(486)	(526)
Net cash used in operating activities	(63,874)	(47,937)
Cash flows from investing activities:
Acquisition of intangible asset	(7,000)	—
Proceeds from sale of non-financial asset	105,000	—
Purchase of marketable securities	(13,267)	(4,876)
Sales and maturities of marketable securities	7,000	—
Acquisition of property and equipment	(193)	(17)
Net cash provided by (used in) investing activities	91,540	(4,893)
Cash flows from financing activities:
Proceeds from issuance of shares of common stock under employee stock purchase plan and from exercise of stock options and warrants	159	8,613
Fees paid to amendment loan agreement and issuance costs related to the sale of warrants	—	(381)
Repayments of borrowings and accrued end-of-term fees under loan and security agreement	—	(1,300)
Proceeds from borrowings under loan and security agreement	20,000	—
Proceeds from sale of common stock, warrants and pre-funded warrants, net of issuance costs	—	60,282
Net cash provided by financing activities	20,159	67,214
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(77)	44
Net increase in cash, cash equivalents and restricted cash	47,748	14,428
Cash, cash equivalents and restricted cash at beginning of period	100,248	123,028
Cash, cash equivalents and restricted cash at end of period	$147,996	$137,456

Issuance costs not yet paid related to sale of shares of common stock and warrants	$—	$283
Acquisition of intangible assets included in accrued expenses and other liabilities	$3,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a biopharmaceutical company discovering, developing, and commercializing novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system. On April 29, 2024, the Company announced that the FDA approved the Company’s New Drug Application (“NDA”) for mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI, for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM syndrome (warts, hypogammaglobulinemia, infections, and myelokathexis), to increase the number of circulating mature neutrophils and lymphocytes. WHIM syndrome is a rare combined primary immunodeficiency and chronic neutropenic disorder. The Company is currently engaged in its U.S. launch of XOLREMDI in WHIM syndrome while also planning to seek regulatory approvals to commercialize mavorixafor outside of the U.S. The U.S. approval of XOLREMDI in the WHIM syndrome indication is the first for mavorixafor, which is an orally bioavailable selective antagonist of chemokine receptor CXCR4, a key regulator of the movement of immune cells throughout the body. Due to its ability to increase the mobilization of white blood cells from the bone marrow into the bloodstream, the Company believes that mavorixafor has the potential to provide therapeutic benefit across a variety of immune system disorders in addition to WHIM syndrome. As a result, the Company is completing a Phase 2 clinical trial evaluating the safety and efficacy of mavorixafor as a monotherapy and in combination with human granulocyte colony-stimulating factor (“G-CSF”) in people with certain chronic neutropenic disorders. Positive interim data from this Phase 2 trial were presented in June 2024. The Company initiated a global, pivotal Phase 3 clinical trial of mavorixafor (the 4WARD study) in the second quarter of 2024 that aims to evaluate the efficacy, safety, and tolerability of oral once-daily mavorixafor with or without G-CSF in people with congenital or acquired primary autoimmune and idiopathic chronic neutropenia who are experiencing recurrent and/or serious infections. The Company is headquartered in Boston, Massachusetts and has a research facility in Vienna, Austria.

Going Concern Assessment—In accordance with the requirements of Accounting Standards Codification (“ASC”) 205-40, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Although the Company has an approved drug product, sales of the Company’s drug product over the next 12 months will not be sufficient to fund the Company’s operating expenses. Since inception, the Company has incurred significant operating losses and negative cash flows from operations. During the quarter ended June 30, 2024, the Company sold a Priority Review Voucher (see Note 17) for $105.0 million in cash. As of June 30, 2024, the Company had $168.8 million of cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $438.8 million. Net cash used in operating activities was $63.9 million for the six months ended June 30, 2024.

The Company has a covenant under its Second Amended and Restated Loan and Security Agreement, as amended (the “Hercules Loan Agreement”) with Hercules Capital Inc. (“Hercules”), that requires that the Company currently maintain a minimum level of cash of $20 million, subject to adjustments beginning January 31, 2025, at which time the Company will be required to maintain a minimum level of cash equal to at least 20% of outstanding borrowings under the Hercules Loan Agreement, the (“Minimum Liquidity Covenant”). The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. Based on its current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses, the Company believes that its existing cash, cash equivalents and short-term marketable securities of $168.8 million as of June 30, 2024 will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these condensed consolidated financial statements, while the Company observes the Minimum Liquidity Covenant.
To finance its future operations beyond the one-year period following the issuance of these condensed consolidated financial statements, the Company will need to raise additional capital, which cannot be assured. Unless and until the Company reaches profitability in the future, it will require additional capital to fund its operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, or other collaborations and strategic alliances. If the Company is unable to obtain funding, it could be forced to delay, reduce, or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect its business prospects, or it may be unable to continue operations.

The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, uncertainties relating to conducting preclinical and clinical research and development, the manufacture and supply of products

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2023 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023 included in the 2023 Annual Report filed with the SEC on March 21, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations, and comprehensive loss and cash flows have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

Use of Estimates— The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the accrual of operational and financial license milestones (Note 3), the accrual of reserves for variable consideration related to product revenue, and the impairment or lack of impairment of long-lived assets including operating lease right-of-use assets and goodwill. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies—The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies other than as follows:

Revenue Recognition— The Company records revenue using the guidance of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), as amended. Upon the approval by the FDA of the sales and marketing of the Company’s lead product candidate, revenue related to its sale and distribution is accounted for under ASC 606. The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company determines it expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the customer and contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

price, adjusted for variable consideration resulting from potential returns, rebates, discounts, and down-stream charges; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the Company satisfies its performance obligations, which is upon shipment of the finished product to the customer.

The Company currently sells its product to one U.S. customer, which is a specialty pharmacy. The specialty pharmacy dispenses the Company’s drug product to patients in the U.S.. The Company records revenue when the specialty pharmacy obtains control over the promised good, which occurs at a point in time, typically upon delivery to the specialty pharmacy. The Company has concluded that it provides one performance obligation in its contract with its customer: the delivery of drug product that has been approved for sale and distribution by the applicable regulatory authority.

As part of the accounting for its contract arrangements, the Company makes significant judgments, primarily related to the estimation of the amount of variable consideration to include in the transaction price upon delivery of the Company’s drug product. The variable consideration includes estimates for discounts, product returns, rebates that will be due to U.S. federal and state payors, such as Medicaid, based on agreements that the Company has with these payors who provide medical insurance to the end patient, and estimated co-pay assistance payments for patients who enroll in the Company’s patient assistance program. These variable payments are considered a reduction of the Company’s transaction price with its customer and must be estimated at the time the Company’s product is delivered to the customer. The Company determines the amount of variable consideration by using the expected value method. Net revenue recognized for each period is the amount for which, based on management’s estimate, it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates these estimates based on new information and actual operational trends and if necessary, adjusts these variable consideration estimates. Any such adjustments are recorded on a cumulative catch-up basis in the period of the adjustment.

Inventory— Prior to receiving approval from the FDA in April 2024 to sell XOLREMDI (mavorixafor) in the United States, the Company expensed all costs incurred related to the manufacture of mavorixafor as research and development expense due to the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company in obtaining of regulatory approval of drug candidates. The Company has capitalized inventory-related costs that were incurred subsequent to FDA approval, such as the bottling, labelling, and packaging of drug product, and the acquisition of raw materials for the production of drug substance to be used in commercial drug product. In connection therewith, the Company values inventories at the lower of cost or estimated net realizable value. The Company determines the cost of inventories on a first-in, first-out (“FIFO”) basis. Raw materials and work in process include all inventory costs prior to packaging, and labelling, including raw materials and the active pharmaceutical ingredient used in the drug product. Finished goods include packaged and labelled drug products designated for commercial distribution. Clinical drug supplies are expensed to research and development. Raw materials and work in process that may be used for either research and development or commercial sale are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material may only be used for research and development, it is expensed as research and development.

Cost of Revenue— Cost of revenue consists of drug product costs, amortization of intangible assets associated with license agreements, accrued royalty costs and capitalized internal direct and overhead costs associated with the manufacturing, lot release and distribution of XOLREMDI. Cost of revenue may also include costs related to excess or obsolete inventory adjustment charges and abnormal manufacturing costs.

Intangible Assets, Net— Definite-lived intangible assets related to capitalized milestones under license agreements are amortized on a straight-line basis, which aligns with the pattern over which the economic benefit of the intangible assets are consumed, over their remaining useful lives, which are estimated to be the remaining patent life. If the Company’s estimate of the product’s useful life is shorter than the remaining patent life, then a shorter period is used. Amortization expense is recorded as a component of cost of revenue on the consolidated statements of operations and comprehensive income (loss).

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash

(in thousands)	As of June 30, 2024	As of December 31, 2023
Letter of credit security: Waltham lease	$—	$250
Letter of credit security: Vienna Austria lease	205	211
Letter of credit security: Boston lease	573	571
Total restricted cash	$778	$1,032
Restricted cash included in prepaid expenses and other current assets	$—	$250
Restricted cash included in other assets	$778	$782
In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord. The Company’s Waltham lease agreement expired in December 2023; however, the letter of credit was in place as of December 31, 2023 pending the landlord’s completion of its lease expiration procedures. The letter of credit was released in first quarter ended March 31, 2024. In accordance with the Company’s Hercules Loan Agreement and as further described in Note 10, the Company at all times must maintain a minimum level of cash of $20.0 million in an account or accounts in which Hercules has a first priority security interest as further described in Note 10.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the sum to the total of amounts shown in the Company’s consolidated statements of cash flows as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$147,218	$99,216
Restricted cash, current (included within prepaid expenses and other current assets)	—	250
Restricted cash, non-current	778	782
Total cash, cash equivalents and restricted cash	$147,996	$100,248

Goodwill—Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. The Company has determined that it operates in a single operating segment and has a single reporting unit.

The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform an interim quantitative impairment test, whereby the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than its carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. There were no triggering events during the three months ended June 30, 2024 that necessitated an interim impairment test of goodwill.

Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 326) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Among other disclosure enhancements, ASU 2023-07 requires that entities with one reportable segment, such as the Company, disclose general information for its reportable segment, such as the title and position of the individual identified as the Chief Operating Decision Maker (“CODM”), which for the Company is the Chief Executive Officer, the types of products and services provided by the reportable segment, the measure of profit or loss reviewed by the CODM to evaluate performance of the reportable segment and other financial results such as interest income, interest expense, and depreciation associated with the reportable segment. The amendments in ASU 2023-07 will become effective for the Company in its consolidated financial statements as of and for the three years ending December 31, 2024 and must be adopted retrospectively. Although the Company continues to evaluate the potential impact of

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ASU 2023-07, the Company does not believe that the adoption of ASU 2023-07 will have a material impact on its consolidated financial statement when adopted.
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

3.    LICENSE AND FUNDING AGREEMENTS
Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses and capital expenditures incurred by the Company’s subsidiary in Austria. As of June 30, 2024, the amount due under the program is $0.9 million, which amount is included in research and development incentive receivable in the condensed consolidated balance sheet. During each of the six months ended June 30, 2024 and 2023, the Company recorded $0.3 million of income related to the program within the condensed consolidated statements of operations and comprehensive income (loss) as other income.

License Agreements
In July 2014, the Company entered into a license agreement with Genzyme (the “Genzyme Agreement”) pursuant to which the Company was granted an exclusive license to certain patents and intellectual property owned or controlled by Genzyme related to the CXCR4 receptor to develop and commercialize products containing licensed compounds (including but not limited to mavorixafor) for all therapeutic, prophylactic, and diagnostic uses, with the exception of autologous and allogenic human stem cell therapy. Under the terms of the Genzyme Agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize licensed products for use in the field in the United States and at least one other major market country. The Company has the right to grant sublicenses of the licensed rights that cover mavorixafor to third parties.

As of June 30, 2024, the Company is obligated to make future milestone payments in the aggregate amount of up to $13.0 million, contingent upon the achievement by the Company of certain clinical-stage regulatory and sales milestones with respect to licensed products. During the three months ended June 30, 2024, a $7.0 million regulatory milestone was made after receipt of FDA approval of the Company’s NDA on April 26, 2024. The payment was recorded as a definite-lived intangible asset as discussed in Note 8. The remaining regulatory milestones include (i) $3.0 million for the acceptance by the European Medicines Agency (“EMA”) of the Company’s first drug application and (ii) $5.0 million upon the notification by the EMA of regulatory approval of the Company’s first drug application. The Company must also make one-time sales milestone payments of $0.5 million, $1.5 million, and $3.0 million on cumulative net sales of $50.0 million, $150.0 million, and $300.0 million, respectively. The Company has accrued $3.0 million of regulatory milestones and $0.5 million of sales-based milestones as a component of the definite-lived intangible asset, as management has concluded that the achievement of these milestones is probable.

The Company is also obligated to pay Genzyme tiered royalties based on net sales of licensed products that the Company commercializes under the agreement. Upon the first sale of the Company’s drug product in the U.S., the Company will incur a royalty on annual net sales at a rate of 6% up to $150 million, 10% on the portion of annual net sales between $150 million and $300 million, and 12% thereafter on annual sale over $300 million. The Company includes these royalties in cost of revenue.

There were no material modifications of the Company’s license or research and development incentive agreements during the six months ended June 30, 2024.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PRODUCT REVENUE, NET

During the three and six months ended June 30, 2024, the Company recorded $0.7 million of gross revenue from the sale of its product to its customer. The Company also recorded an estimate of variable consideration as a provision against gross revenue resulting in net revenue of $0.6 million for the three and six months ended June 30, 2024.

The following table summarizes the activity in each of the product reserve accounts for the six months ended June 30, 2024.

(in thousands)	Rebates and Discounts	Co-Pay Assistance	Product Returns	Total
Beginning balance at December 31, 2023	$—	$—	$—	$—
Provision related to revenue in the three and six month period ended June 30, 2024	44	35	92	171
Credits and payments made during the period	(21)	(20)	—	(41)
Balance as of June 30, 2024	$23	$15	$92	$130

The provision for contractual discounts provided to the Company’s customer is recorded as a reduction of accounts receivable. The provisions for co-pay assistance payments, contractual rebates and product returns are classified within accrued expenses.

The following table provides a rollforward of accounts receivable for the six months ended June 30, 2024. There was no activity in accounts receivable in the six months ended June 30, 2023.

(in thousands)	Accounts Receivable
Beginning balance at December 31, 2023	$—
Increase in accounts receivable for drug product sales	713
Decrease in accounts receivable for cash collections	(713)
Balance as of June 30, 2024	$—

5.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2024 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds and U.S. Treasury bills	$106,171	$23,845	$—	$130,016
Marketable securities— U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes	—	21,536	—	21,536
	$106,171	$45,381	$—	$151,552
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	9,223	9,223
	$—	$—	$9,233	$9,233

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
All marketable securities are classified as short-term investments as all are due within one year and include investments in U.S. Treasury notes, U.S. Treasury bills and federal government agency notes. The amortized cost of each investment, individually and in aggregate, approximates fair value. The Company evaluated each marketable security for impairment that is other-than-temporary and concluded that no marketable security was impaired as of June 30, 2024.
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
The following table provides amortized cost, unrealized gains and losses and the carrying amount of available-for-sale debt marketable securities as of June 30, 2024:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2,210	$—	$4	$2,206
Federal Government agency securities	19,368	—	38	19,330
Total available-for-sale debt securities	$21,578	$—	$42	$21,536

The following table provides a roll-forward of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	Class C Warrant Liability	Total
Balance as of December 31, 2023	$10	$15,683	$15,693
Change in fair value	—	(6,460)	(6,460)
Balance as of June 30, 2024	$10	$9,223	$9,233

Valuation of Embedded Derivative Liability— The fair value of the embedded derivative liability recognized in connection with the Company’s loan agreement with Hercules (see Note 10), which is associated with additional fees due to Hercules upon events of default, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of this embedded derivative liability, which is reported within other non-current liabilities on the consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third-party valuations, which were prepared based on a discounted cash flow model that considered the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 17%.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Class C Warrant Liability— In December 2022, the Company issued Class C Warrants for the purchase of shares of its common stock in a public offering. The Class C Warrants are accounted for as a liability on the consolidated balance sheet and are adjusted to fair value at period end through “other income (expense)” on the condensed consolidated statements of operations and comprehensive loss.
The Company calculated the fair value of the Class C Warrants using the Black-Scholes option pricing model, which represents a Level 3 measurement within the fair value hierarchy, with the following inputs:

	June 30, 2024	December 31, 2023
Common stock price	$0.58	$0.84
Risk-free interest rate	4.4%	3.9%
Expected term (in years)	3.4	3.9
Expected volatility	100.5%	96.2%
Expected dividend yield	—%	—%

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    INVENTORY

Inventory consists of the following:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$612	—
Finished goods	219	—
Total inventory	$831	$—

7.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Leasehold improvements	$228	$228
Furniture and fixtures	1,381	1,301
Computer equipment	263	160
Software	24	24
Lab equipment	651	651
	2,547	2,364
Less: Accumulated depreciation and amortization	(1,739)	(1,619)
	$808	$745
Depreciation and amortization expense related to property and equipment was $131 thousand and $253 thousand for the six months ended June 30, 2024 and 2023, respectively.

8.    INTANGIBLE ASSET, NET

As of June 30, 2024, the Company’s definite-lived intangible asset, which totaled $10.4 million, resulted from the capitalization of certain milestone payments made or accrued related to its license agreement for the intellectual property contained in its drug product. The Company amortizes the intangible asset to cost of revenue over the remaining life of the underlying patent protecting the intellectual property through 2038.

As of June 30, 2024, amortization expense for the next five years and beyond is summarized as follows (in thousands):

Year	Amortization expense
2024 (remainder of year)	$375
2025	750
2026	750
2027	750
2028	750
Thereafter	7,000
Total	$10,375

The Company began amortizing its finite-lived intangible assets in April 2024 over a 14-year period based on the expected patent exclusivity period for XOLREMDI. Amortization expense totaled $0.1 million for the three and six months ended June 30, 2024. Amortization expense is recorded as a component of cost of revenue on the consolidated statements of operations and comprehensive income (loss).

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued employee compensation and benefits	$7,175	8,195
Accrued external research and development expenses	5,439	2,804
Accrued royalty and milestone payments	3,037	—
Accrued professional fees	2,538	1,195
Accrued revenue reserves	130	—
Other	1,425	622
	$19,744	$12,816
10.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Principal amount of long-term debt	$75,000	$55,000
Debt discount, net of accretion	(759)	(917)
Cumulative accretion of end of term payments	789	487
Long-term debt	$75,030	$54,570
Hercules Loan Agreement
The Company entered into a Loan and Security Agreement, as most recently amended, with Hercules Capital, Inc., the (“Hercules Loan Agreement”). The Hercules Loan Agreement provides for an aggregate term loan facility of up to $115.0 million, under which the Company has borrowed an aggregate of $75.0 million of term loans, representing the maximum borrowings allowable as of June 30, 2024. During the quarter ended June 30, 2024, the Company borrowed an additional $20.0 million term loan, which became available based on the achievement of an operational milestone. The Hercules Loan Agreement allows for $40.0 million of additional borrowings:

(i.) an additional tranche of $7.5 million, which will become available following achievement of a certain clinical development-related milestone through the earlier of (a) 45 days following achievement of such milestone and (b) December 15, 2024; and
(ii.) an additional tranche of up to $32.5 million, which will be available subject to approval by Hercules in its sole discretion.

Borrowings under the Hercules Loan Agreement accrue interest at a variable rate equal to the greater of (i) 10.15% or (ii) The Wall Street Journal prime rate plus 3.15%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%. Borrowings are repayable in monthly interest-only payments through July 1, 2027, which is the maturity date of the loans. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of 2% during the 12-month period ending January 5, 2025 and 1% thereafter. In addition, the Hercules Loan Agreement provides for payment of end-of-term fees of $2.8 million plus 3.5% of the aggregate principal amount of future loans drawn, if any, payable upon the earlier of maturity or the repayment in full of all obligations under the Hercules Loan Agreement. Borrowings under the Hercules Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for its intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property).

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
(i.) the Company maintains Qualified Cash in an aggregate amount equal to at least 75% of loans outstanding under the Amended Loan Agreement or
(ii.) both (a) the Company maintains a market capitalization (as defined in the Hercules Loan Agreement) of at least $450.0 million and (b) the Company maintains Qualified Cash, as defined in the Hercules Loan Agreement, in an aggregate amount equal to at least 45% of loans outstanding.

The Hercules Loan Agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total interest expense	$2,176	$1,148	$4,049	$2,257
Non-cash interest expense	$207	$219	$461	$444
The annual effective interest rate of the Hercules Loan Agreement as of June 30, 2024 is 12.6%. There were no principal payments due or paid under the Hercules Loan Agreement during the three months ended June 30, 2024. During the quarter ended June 30, 2024, the Company borrowed an additional $20.0 million term loan, which became available based on the achievement of an operational milestone.
As of June 30, 2024, future principal and accrued end-of-term payments of $75.8 million under the Hercules Loan Agreement are due on July 1, 2027.

(in thousands),
Year Ending December 31,	Total
2024	$—
2025	—
2026	—
2027	75,789
Long-term debt	$75,789

11.    LEASES
The Company has lease agreements for its facility in Boston, Massachusetts, which is the Company’s principal executive office and Vienna, Austria, which is the Company’s research and development center. There are no restrictions or financial covenants associated with any of the lease agreements. The Company has an operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), that commenced in February 2021 for a term of 7 years. The annual base rent for the Vienna Lease is approximately $282 thousand. The Company also leases approximately 28,000 square feet of office space in Boston, Massachusetts (“Boston Lease”), which serves as the Company’s headquarters. Base rental

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

payments are approximately $1.1 million annually, plus certain operating expenses. The term of the Boston Lease will continue until November 2026, unless earlier terminated. The Company has the right to renew the Boston Lease for an additional five years at the then prevailing effective market rental rate. The Company is required to maintain a security deposit in the form of a letter of credit for $0.6 million for the benefit of the landlord.

As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.
The components of lease expense for the three and six months ended June 30, 2024 and 2023 were as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2024	2023	2024	2023
Fixed operating lease cost	$489	$521	$978	$1,043
Total lease expense	$489	$521	$978	$1,043
Other information
Operating cash outflows from operating leases	$343	$345	$687	$691
Sublease income	$—	$48	$—	$97
Weighted-average remaining lease term—operating leases	2.7	3.6	2.7	3.6
Weighted-average discount rate—operating leases	11.5%	11.4%	11.5%	11.4%

Maturities of lease liabilities due under lease agreements that have commenced as of June 30, 2024 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2024 (remainder of the year)	$688
2025	1,402
2026	1,332
2027	280
2028	47
Total lease payments	3,749
Less: interest	(551)
Total operating lease liabilities as of June 30, 2024	$3,198

12.    COMMITMENTS AND CONTINGENCIES
The Company has agreements with clinical research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials. The Company’s agreement with the CMO who produces batches of drug substance for use in the Company’s clinical and commercial drug supply contains cancellation provisions that would require the Company to pay up to the full contract value upon cancellation. As of June 30, 2024, the Company has approximately $2.7 million of such commitments in place subject to cancellation provisions.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024 or December 31, 2023.
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

13.    COMMON STOCK AND COMMON STOCK WARRANTS
As of June 30, 2024, the Company’s Restated Certificate of Incorporation authorized the Company to issue 500 million shares of common stock, par value $0.001 per share. The voting, dividend, and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.
Warrants and Pre-Funded Warrants
In connection with public and private sales of shares of its common stock, the Company has issued warrants and pre-funded warrants, which are exercisable for the purchase shares of the Company’s common stock. All outstanding warrants and pre-funded warrants are currently exercisable and do not have price reset provisions. Upon the closing of these public and private offerings, the Company received approximately 99% of the exercise price for the pre-funded warrants, for which the remaining exercise price is equal to or less than $0.01 per share. There were no warrant exercises during the three or six months ended June 30, 2024.

As of June 30, 2024, the Company’s outstanding warrants and pre-funded warrants to purchase shares of common stock consisted of the following:

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
	108,792,939
(a) In November 2019, the Company received $11.999 per pre-funded warrant, or $21.0 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant. (b) In March 2021, the Company received $8.69 per pre-funded warrant, or $435 thousand in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.01 per pre-

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

funded warrant. (c) In November 2021, the Company received $4.97 per pre-funded warrant, or $10.0 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.01 per pre-funded warrant. (d) In March 2022, the Company received $1.79 per pre-funded warrant, or $1.4 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.01 per pre-funded warrant. (e) In July 2022, the Company received $1.094 per pre-funded warrant, or $14.5 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant. (f) In December 2022, the Company received $1.099 per pre-funded warrant, or $7.5 million in aggregate proceeds. (g) In May 2023, the Company received $1.519 per pre-funded warrant, or $12.6 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.001 per pre-funded warrant.

14.    STOCK-BASED COMPENSATION
As of June 30, 2024, there is an aggregate of approximately 2.0 million shares of common stock available for issuance under the Company’s equity incentive plans. Approximately 4.7 million shares of common stock remain available for issuance under the 2017 ESPP.

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non-employees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.4%	4.0%	4.2%	3.8%
Expected term (in years)	6.1	6.1	6.1	6.0
Expected volatility	96.5%	93.4%	96.0%	92.1%
Expected dividend yield	0%	0%	0%	0%
Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	6,008,541	$2.97	8.6	$24
Granted	4,373,875	1.09
Forfeited and Expired	(476,118)	2.12
Outstanding as of June 30, 2024	9,906,298	$2.18	8.8	$—
Exercisable as of June 30, 2024	1,813,063	$6.55	6.2	$—
Vested and expected to vest as of June 30, 2024	7,672,558	$2.47	8.6	$—

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2024 and 2023 was $0.86 and $1.05, respectively.

Restricted Stock Units— The following table summarizes the Company's restricted stock unit activity for the six months ended June 30, 2024:

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Number of Shares
Unvested as of December 31, 2023	3,118,824
Granted	6,242,459
Vested	(829,851)
Forfeited	(313,961)
Unvested as of June 30, 2024	8,217,471
During the six months ended June 30, 2024, the Company granted performance-based restricted stock units (“PRSUs”) to its employees. The PRSUs vest 50% based on the Company’s achievement of each of two operational milestones conditioned on the grantee’s continued employment with the Company. As of June 30, 2024, neither of the two performance criteria had been met. Stock-based compensation expense has been recognized for awards for which vesting is considered probable using the accelerated attribution model based on the fair value of the awards as of the date of grant and management’s best estimate of the date the probable operational milestone will be achieved. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited.
Stock-Based Compensation— As of June 30, 2024, total unrecognized compensation expense related to unvested stock options and restricted stock units was $8.5 million, which is expected to be recognized over a weighted average period of 2.2 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development expense	$1,182	$1,120	$1,965	$1,951
Selling, general and administrative expense	1,246	1,022	2,202	1,836
Total stock-based compensation	$2,428	$2,142	$4,167	$3,787

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

15.    INCOME TAXES
The income tax provision recorded for the three and six months ended June 30, 2024 and 2023 is primarily related to the Company’s Austrian subsidiary and its Security Corporation subsidiary that holds a portion of its investment portfolio.

The Company did not record a U.S. federal or state provision or benefit for income taxes in its consolidated statement of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2024 and 2023. For the six months ended June 30, 2024, the Company generated net income and ordinary income. However, as the Company is projecting an ordinary loss before income taxes for the full year and as the Company has a full valuation allowance on its net operating loss carryforwards, the Company has not recorded a U.S. federal or state income tax expense or benefit for the three month and six months ended June 30, 2024.

The Company continues to maintain a valuation allowance against all remaining net deferred tax assets. The Company believes that it is more likely than not that it will not realize a future tax benefit of these attributes as the Company expects to continue to generate operating losses. Ultimate realization of any deferred tax asset is dependent on the Company’s ability to generate

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. The Company will continue to monitor the valuation allowance assessment throughout the year.

16.    NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share was calculated as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net income (loss)	$90,833	$(55,712)	$39,067	$(79,732)
Denominator:
Weighted average shares of common stock outstanding—basic	200,440,473	168,737,764	200,216,035	157,415,524
Net income (loss) per share— basic	$0.45	$(0.33)	$0.20	$(0.51)
Effective of dilutive securities
Time-based restricted stock units	244,804	—	163,072	—
Employee stock purchase plan	116,034	—	76,776	—
Dilutive potential common shares	360,838	—	239,848	—
Weighted average shares of common stock outstanding—diluted	200,801,311	168,737,764	200,455,883	157,415,524
Net income (loss) per share— diluted	$0.45	$(0.33)	$0.19	$(0.51)
Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2024 and June 30, 2023 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.01 or less per share. The Company’s potentially dilutive securities include outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock for the three and six months ended June 30, 2024 and 2023. For the three and six month periods ended June 30, 2023, during which the Company recorded a net loss, all potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” For these periods, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share of common stock is the same. For the three and six month ended June 30, 2024, the Company reported net income. For these periods, the dilutive effect of outstanding stock options, restricted stock units and warrants were calculated using the treasury stock method, whereby all such awards were assumed to be exercised at the beginning of the period. The hypothetical proceeds from such exercises, including the average unrecognized stock compensation expense for outstanding stock options and restricted stock units, were assumed to be used to purchase outstanding common stock at the average price during the period. The net share impact of dilutive securities was added to the weighted average basic common shares outstanding to calculate weighted average diluted shares outstanding.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase shares of common stock	9,906,298	3,583,186	9,906,298	3,583,186
Unvested restricted stock units	7,800,805	5,859,232	7,800,805	5,859,232
Warrants to purchase shares of common stock (excluding prefunded warrants, which are included in basic shares outstanding)	76,378,805	80,246,459	76,378,805	80,246,459
	94,085,908	89,688,877	94,085,908	89,688,877

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. GAIN ON SALE OF NON-FINANCIAL ASSET

During the quarter ended June 30, 2024, the Company entered into contractual arrangement with a third party that transferred the rights to a Priority Review Voucher (“PRV”) awarded to the Company by FDA under its Rare Pediatric Disease program upon the approval of XOLREMDI. The FDA awards PRVs to sponsors of rare pediatric disease product applications that meet certain criteria to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases.The PRV is accounted for as an intangible asset with no accounting cost basis. The third party purchased the PRV for $105.0 million. There were no fees associated with the sale and the Company has no continuing obligations with respect to the PRV. The Company concluded that the third party is “non-customer” as the underlying PRV is not an output of the Company's ordinary commercial activities. Accordingly, the Company accounted for this transaction under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). As a result of the transfer of control of the PRV to the third party, the Company derecognized the associated intangible asset and recorded a gain through “gain on transfer of nonfinancial assets.”

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
Overview
We are a biopharmaceutical company discovering, developing, and commercializing novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system. On April 29, 2024, we announced that the U.S. FDA approved our NDA for mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI, for use as an oral, once-daily therapy in patients aged 12 years of age and older with WHIM (warts, hypogammaglobulinemia, infections, and myelokathexis) syndrome, to increase the number of circulating mature neutrophils and lymphocytes. WHIM syndrome is a rare combined primary immunodeficiency and chronic neutropenic disorder. Concurrent with the U.S. approval of XOLREMDI and pursuant to its Rare Pediatric Disease designation, the FDA granted us a Priority Review Voucher that we sold to another drug sponsor shortly thereafter.

XOLREMDI Commercial Launch
We are currently engaged in our U.S. launch of XOLREMDI in WHIM syndrome and have built out our go-to-market organization, with all key hires across commercial and medical functions now complete. We have increased our interactions with targeted physicians and rare disease patient advocacy organizations and continued our disease-awareness campaign to further the understanding of WHIM syndrome and to educate patients and physicians on the importance and benefits of early diagnosis. We have entered into agreements with a third-party logistics organization and a specialty pharmacy to support the distribution of XOLREMDI in the U.S., to mitigate barriers to product access, to provide a suite of patient support services to help patients through their treatment journey. We are planning to seek regulatory approvals to commercialize mavorixafor outside of the U.S. by submitting an application for regulatory approval of mavorixafor for the treatment of WHIM syndrome to the European Medicines Agency (“EMA”) by early 2025. We are also exploring additional potential opportunities in geographies where we may be able to efficiently leverage our FDA approval.

The U.S. approval of XOLREMDI in the WHIM syndrome indication is the first for mavorixafor, which is an orally active, selective antagonist of chemokine receptor CXCR4, a key regulator of the movement of immune cells throughout the body. Due to its ability to increase the mobilization of white blood cells from the bone marrow into the bloodstream, we believe that mavorixafor has the potential to provide therapeutic benefit across a variety of immune system disorders in addition to WHIM syndrome.

Phase 2 Clinical Trial in Chronic Neutropenia
We continue to advance mavorixafor for the treatment of people with certain chronic neutropenic disorders following positive results from a Phase 1b clinical trial of a single dose of mavorixafor in people with idiopathic, cyclic, and congenital chronic neutropenia (“CN”). We are now completing a Phase 2 clinical trial evaluating the durability of effect, safety, and tolerability of chronic dosing of once-daily oral mavorixafor with or without concurrent treatment with injectable granulocyte colony-stimulating factor (“G-CSF”) in the same patient population. In June 2024, we announced positive interim clinical data from this Phase 2 clinical trial assessing the efficacy and safety of mavorixafor in the treatment of people with CN. The interim analysis of data from the ongoing six-month study showed that once-daily oral mavorixafor was generally well tolerated and durably increased participants’ absolute neutrophil counts (“ANC”) both as a monotherapy and in combination with stable doses of G-CSF, the only therapy approved in the U.S. for severe chronic neutropenia. Full data from the Phase 2 CN trial, including data from a treatment group of participants receiving mavorixafor and dose-adjusted G-CSF, are expected to be presented in November 2024.

Phase 3 Clinical Trial in Chronic Neutropenia
We recently initiated our pivotal global, Phase 3 clinical trial, (the “4WARD” study) to evaluate the efficacy, safety, and tolerability of oral, once-daily mavorixafor (with or without stable doses of G-CSF) in people with congenital, acquired primary autoimmune, or idiopathic CN who are experiencing recurrent and/or serious infections. The 52-week trial is a randomized, double-blind, placebo-controlled, multicenter study aiming to enroll 150 participants.

We believe that successfully developing and commercializing mavorixafor to provide a new therapeutic option to individuals diagnosed with certain immunodeficiencies has the potential to revolutionize the current treatment landscape, which is principally served by injectable and infused therapies.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following table summarizes the results of our operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change

Product revenue, net	$0.6	$—	$0.6	$0.6	$—	$0.6
Cost and operating expenses:
Cost of revenue	0.3	—	0.3	0.3	—	0.3
Research and development	20.9	15.6	5.3	40.7	37.7	3.0
Selling, general and administrative	13.3	10.2	3.1	30.7	17.4	13.3
Gain on sale of non-financial asset	(105.0)	—	(105.0)	(105.0)	—	(105.0)
Total operating (income) expenses	(70.5)	25.8	(96.3)	(33.3)	55.1	(88.4)
Income (loss) from operations	71.1	(25.8)	96.9	33.9	(55.1)	89.0
Total other income (expense), net	19.7	(29.9)	49.6	5.3	(24.6)	29.9
Income (loss) before income taxes	90.8	(55.7)	146.5	39.2	(79.7)	118.9
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$90.8	$(55.7)	$146.5	$39.2	$(79.7)	$118.9

Product Revenue, Net
Revenue from the sale of our drug product was $0.6 million for the three and six months ended June 30, 2024. There was no product revenue in the prior periods. We sell our approved drug product in the U.S. to a specialty pharmacy that dispenses the product to patients who have been prescribed our drug product by their health-care providers. Our outsourced patient “Hub”, which we refer to as X4ConnectTM, processes in-bound prescriptions, performs an insurance investigation, and enrolls patients on our patient-assistance program. Gross product revenue is recorded based on the amount of drug product delivered to the specialty pharmacy at our wholesale acquisition cost. For the three and six months ended June 30, 2024, such invoiced revenue was $0.7 million. For these periods, revenue was reduced by $0.1 million for distributor discounts, estimated rebates that we may owe to U.S. government payors, future co-pay assistance payments that we may owe for patients who enroll in our patient assistance program, and for potential product returns, resulting in “net” revenue of $0.6 million for these periods. Under our return goods policy, drug product that is within six months of expiration may be returned for a refund less processing fees. As we have just recently launched our first drug product in the U.S, we have no history of returns or downstream rebates or co-pay assistance payments. Therefore, we expect to adjust these estimates quarterly as new information becomes available.

Cost of Revenue
For the three and six months ended June 30, 2024, cost of revenue of $0.3 million, primarily consists of an insignificant amount of drug product direct costs, $0.125 million for the amortization of an intangible asset related to accrued and paid milestone payments associated with our Genzyme license agreement, approximately $0.1 million of accrued sales-based royalty payments due under our Genzyme license agreement, and approximately $0.1 million of costs related to expediting the supply of drug product into the channel shortly following FDA approval. We expect that as we begin to capitalize inventory costs related to the production of our active pharmaceutical ingredient, which is the primary cost of our inventory, cost of revenue will increase per unit. Had we capitalized these research and development costs into inventory, cost of revenue would have been higher by an insignificant amount.

Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. For the three and six months ended June 30, 2024 and 2023, research and development costs were primarily focused on the advancement and commercialization of mavorixafor. Research and development costs include employee salaries and related expenses, preclinical and clinical development expenses, internal and third-party costs of manufacturing our drug products for use in our preclinical studies and clinical trials. Research and development expenses also include facility, depreciation and other expenses; costs related to compliance with regulatory requirements; and prior to the FDA’s approval of our drug product in the U.S., payments made under third-party licensing agreements were charged to research and development expense.
Research and development expenses increased by $5.3 million and $3.1 million in the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year. Research and development cost increased in the current quarter primarily due to an increase in clinical operations costs, including CRO fees and pass-through costs, associated with our Phase 2 CN trial and the launch of our Phase 3 CN clinical trial, as well as increased regulatory, medical affairs and quality costs associated with our second quarter product launch and clinical trials. Research and development expenses were also higher in the current three and six-month periods due to an increase in personnel within our research and development functions. Such increase in the six month period ended June 30, 2024 was partially offset by a $5.0 million in-license fee related to a development milestone under our Genzyme agreement that was changed to research and development expense in 2023 where no such similar charges to research and development expense were recorded in the six months ended June 30, 2024.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in sales and marketing, executive, finance, and administrative functions. Selling, general and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services.

Selling, general and administrative expenses increased by approximately $3.1 million and $13.3 million in the three and six months ended June 30, 2024, respectively, as compared to the same three month and six month periods in the prior year,     respectively, primarily due to an increase in our sales and marketing expenses, which increased by $4.1 million and $9.0 million in the three and six month periods ended June 30, 2024, respectively, as compared to the prior period, as we built out our sales and marketing infrastructure to support the pre-launch and post-launch activities of our approved product, XOLREMDI in the U.S. Costs related to commercial launch activities contributed to the increase in selling, general and administrative expenses during the current three and six-month period. Selling, general and administrative costs also increased in the current six months ended June 30, 2024 as compared to the same period in the prior year due to increases in legal costs, outside consulting fees, recruiting and information technology costs. Selling, general and administrative expenses include compensation expenses for stock appreciation rights (“SARs”) granted to our executive officers. We measure these SARs at fair value primarily based on our closing stock price, which may continue to be volatile.

We expect selling, general and administrative expenses will remain relatively consistent for the remainder of the current fiscal year.

Gain on Sale of Non-Financial Asset
During the quarter ended June 30, 2024, we sold a Priority Review Voucher (“PRV”) awarded to us as a result of the FDA’s approval of XOLREMDI to a third party for $105.0 million in cash. There were no fees associated with the sale. We do not expect to receive or sell a similar PRV in the foreseeable future.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
(in millions)
Interest income	$1.6	$0.9	$0.7	$2.6	$1.7	$0.9
Interest expense	(2.2)	(1.1)	(1.1)	(4.0)	(2.2)	(1.8)
Change in fair value of Class C warrant liability	20.2	(29.9)	50.1	6.5	(24.4)	30.9
Other income, net	0.1	0.2	(0.1)	0.2	0.3	(0.1)
Total other income (expense), net	$19.7	$(29.9)	$49.6	$5.3	$(24.6)	$29.9

Other income (expense), net, for three and six months ended June 30, 2024 increased $49.6 million and $29.9 million, respectively, as compared to the same period in the prior year primarily due to a significant decrease in the fair value of our Class C warrants, which are accounted for as a liability at fair value, relative to the prior period. We value these Class C warrants using the Black-Scholes option pricing model, which includes the market value of our common stock as an input. The market price of shares of our common stock decreased during the second quarter of 2024, which was the primary contributor to the decrease in the Class C warrant liability and associated expense. These Class C warrants will continue to be measured at fair value and may continue to generate gains or losses each quarter, until they are exercised.
Provision for Income Taxes
The income tax provision recorded for the three and six months ended June 30, 2024 and 2023 is primarily related to our Austrian subsidiary and our Security Corporation subsidiary that throughout the year holds a portion of our investment portfolio. We did not record a U.S. federal or state provision or benefit for income taxes for the three and six month period ended June 30, 2024 as, although we generated net income and ordinary income for these periods, we are projecting an ordinary loss before income taxes for the full year and we continue to have a full valuation allowance on our net operating loss carryforwards (“NOLs”). We anticipate that we may generate U.S. and state taxable income for the year ended December 31, 2024 that will be either fully or partially offset by our operating loss carryforwards, subject to an annual limitation pursuant to Section 382 of the Internal Revenue Code. For the three and six month period ended June 30, 2023, we did not record an income tax benefit for our losses as we have a full valuation allowance on our NOL carryforwards.

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

Hercules Loan Agreement —We have a Loan and Security Agreement, amended from time to time, with Hercules Capital, Inc., the (“Hercules Loan Agreement”). The Hercules Loan Agreement provides for a term loan facility of up to $115.0 million, under which we have borrowed an aggregate of $75.0 million of term loans to date, including $20.0 million in new borrowings during the three months ended June 30, 2024, representing the maximum borrowings as of June 30, 2024. The term loan facility allows for $40.0 million in additional borrowings, which includes:
•an additional tranche of $7.5 million, which will be available following achievement of a certain clinical development-related milestone through the earlier of (a) 45 days following achievement of such milestone and (b) December 15, 2024; and
•an additional tranche of up to $32.5 million, which will be available subject to approval by Hercules in its sole discretion.

Going Concern— We have evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Although we have an approved drug product, sales of the our drug product over the next 12 months will not be sufficient to fund our operating expenses. Since inception, we have incurred significant operating losses and negative cash flows from operations. During the quarter ended June 30, 2024, we sold a PRV for $105.0 million in cash. As of June 30, 2024, we had $168.8 million of cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $438.8 million. Net cash used in operating activities was $63.9 million for the six months ended June 30, 2024.

We have a covenant under our Hercules Loan Agreement that requires that we currently maintain a minimum level of cash of $20 million, subject to adjustments beginning January 31, 2025, at which time we will be required to maintain a minimum level of cash equal to at least 20% of outstanding borrowings under the Hercules Loan Agreement, the (“Minimum Liquidity Covenant”). We have incurred losses and negative cash flows from operations since its inception, and we expect to continue to generate operating losses and negative cash flows from operations in the foreseeable future. Based on our current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses, we believe that our existing cash, cash equivalents and short-term marketable securities of $168.8 million as of June 30, 2024 will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these condensed consolidated financial statements, while we observe the Minimum Liquidity Covenant.
To finance its future operations beyond the one-year period following the issuance of these condensed consolidated financial statements, we will need to raise additional capital, which cannot be assured. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, or other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Six months ended June 30,
	2024	2023
	(in millions)
Net income (loss)	$39	$(80)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(106)	30
Changes in operating assets and liabilities	3	2
Net cash used in operating activities	(64)	(48)
Net cash provided by (used in) investing activities	92	(5)
Net cash provided by financing activities	20	67
Net increase in cash, cash equivalents and restricted cash	48	14
Cash, cash equivalents and restricted cash, beginning of period	100	123
Cash, cash equivalents and restricted cash, end of period	$148	$137

Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities was $64 million, primarily resulting from operating expenses of $71 million, adjusted for noncash expenses of $5 million and changes in our operating assets and liabilities of $3 million. Non-cash expenses primarily include stock-based compensation expense, non-cash lease expense and non-cash interest expense. Net cash used in operating activities for the six months ended June 30, 2023 was $48 million, primarily resulting from our net losses of $80 million, adjusted for noncash expenses of $30 million. Net cash used in operating activities increased during the six months ended June 30, 2024 as compared to the same period in the prior year primarily due to increases in our sales and marketing and commercialization expenses associated with the U.S. commercial launch of XOLREMDI.

Investing Activities
During the six months ended June 30, 2024, cash provided by investing activities included $105.0 million in proceeds from the sale of a priority review voucher obtained as a result of the approval of our drug product by the FDA. Cash outflows from investing activities included $7.0 million in license payments classified as the acquisition of an intangible assets and $6 million of net investments in short-term marketable securities. During the six months ended June 30, 2023, cash used in investing activities included an investment in short-term marketable debt securities.

Financing Activities
Cash provided by financing activities for the six months ended June 30, 2024 included $20.0 million of new borrowings on our loan facility. During the six months ended June 30, 2023, net cash provided by financing activities was $67.2 million, consisting primarily of net proceeds from a private placement equity offering that provided net proceeds of $60.7 million.
Funding Requirements
Based on our cash, cash equivalents and marketable securities on hand as of June 30, 2024 and the increases to our borrowing capacity noted above and in Note 10 to the accompanying condensed consolidated financial statements, we believe that our cash, cash equivalents and marketable securities will allow us to fund operations for at least the next 12 months. In order to fund operations and satisfy the minimum cash covenant in the Hercules Loan Agreement thereafter, we will be required to raise additional capital, which may be through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, or collaborations and strategic alliances.

During 2025 and beyond, assuming no changes to our current operational expectations, we expect our expenses to be relatively consistent with our current operating expenses excluding the sale of non-financial assets. Because of the numerous risks and uncertainties associated with the future sale of our approved drug product and the research, development, and commercialization of future product candidates, we are unable to estimate the exact amount of our funding requirements. Our short-term and long-term funding requirements will depend on and could increase significantly as a result of many factors, including:
•the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates, particularly our Phase 3 clinical trial of mavorixafor for the treatment of individuals with chronic neutropenic disorders;
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

Hercules Loan Agreement
Please see Note 10 to the notes to our condensed consolidated financial statements for a full description of our Hercules Loan Agreement.
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

During the three months ended June 30, 2024, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2023 as part of our Annual Report other than as updated in Note 2 of these condensed consolidated financial statements. Also see Note 2 under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended June 30, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital
*We have incurred significant losses and have not generated significant revenue from product sales since our inception. We expect to continue to incur losses for the foreseeable future and we may never achieve or maintain profitability.
We are a commercial-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, become commercially viable, or maintain commercial viability. Since inception, other than during the three and six months ended June 30, 2024, we have incurred significant operating losses. Our net losses were $101.2 million, $93.9 million and $88.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, and we expect to generate a net loss and negative operating cash flows in 2024. As of June 30, 2024, we had an accumulated deficit of $438.8 million. To date, we have funded our operations to date primarily with proceeds from sales of common stock, warrants, and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt, and borrowings under loan and security agreements. We have one product approved for commercial sale, XOLREMDI, upon which we depend almost entirely on to produce revenue. XOLREMDI, which has been approved for WHIM syndrome in the U.S., faces an unknown market size and growth potential and we have not generated significant revenue from product sales to date, and we may never achieve profitability.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we conduct additional clinical trials for our product candidates; continue to discover and develop additional product candidates; acquire or in-license other product candidates and technologies; maintain, expand and protect our intellectual property portfolio; hire additional clinical, scientific and commercial personnel; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; seek regulatory approvals for any product candidates that successfully complete clinical trials; further grow a sales, marketing and distribution infrastructure to commercialize XOLREMDI and any other products for which we may obtain regulatory approval; and add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts. We may encounter unforeseen expenses, difficulties, complications, delays, and/or other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

Our ability to generate profits from operations and thereafter to remain profitable depends heavily on:
•our ability to generate revenue from XOLREMDI;
•outcomes and timing of regulatory reviews, approvals and other actions;
•our ability to manufacture any approved products on commercially reasonable terms;

•our ability to maintain an effective sales and marketing organization or suitable third-party alternatives for any approved products;
•the scope, number, progress, duration, endpoints, cost, results and timing of clinical trials and nonclinical studies of our current or potential future product candidates, including in particular the scope, progress, duration, endpoints, cost, results and timing for completion of our Phase 2 and Phase 3 clinical trial of mavorixafor for the treatment of chronic neutropenic disorders;
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

Our operating plan and liquidity position will require substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate any product development programs or commercialization efforts.
We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan.

Our operations have consumed a large amount of cash since inception. To date, we have funded our operations primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. We expect to continue to incur research and development expenses as we continue to advance the clinical development of our product candidates and prepare for the launch and commercialization of any product candidates for which we receive regulatory approval. We expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with operating as a public company.

As of June 30, 2024, we have cash and cash equivalents of $147.2 million and marketable securities of $21.5 million. Although we believe we have liquidity to continued operations for at least the next 12 months from the issuance of these consolidated financial statements, we will require additional capital to sustain our operations, and to carry out our business plans thereafter, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured. We will also require additional capital to satisfy the covenant under our existing debt facility with Hercules Capital, Inc. and certain affiliated entities (“Hercules”) that requires that we maintain a minimum level of cash of $20.0 million through January 2025, and thereafter at a level greater than 20% of our outstanding borrowings under the Hercules Loan Agreement and subject to certain operational covenants. Based on our current cash flow projections, excluding additional sources of external financing, we anticipate that we will be able to maintain the minimum cash required to satisfy this covenant for at least the next 12 month period following the issuance of these condensed consolidated financial statement. See also the risk factor titled “Our term loan contains restrictions that limit our flexibility in operating our business” below.

To finance our future operations beyond the one-year period following the issuance of these condensed consolidated financial statements, we will need to raise additional capital, which cannot be assured. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital when needed or in sufficient amounts or on terms acceptable to us, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts of one or more of our product candidates or one or more of our other research and development initiatives. In addition, when we need to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Any of these events could significantly harm our business, financial condition and prospects, and our stockholders could lose all or part of their investment in our company.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Other than our common stock purchase agreement with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park is obligated, subject to certain limitations and conditions, to purchase up to a remaining $47.0 million in the aggregate of shares of our common stock, we do not have any committed external sources of funds and may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, acquiring or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on additional assets such as intellectual property. For example, our debt facility with Hercules contains a minimum cash financial covenant. If we default on such indebtedness, with Hercules or a future lender, we could be required to pledge additional assets, or the lenders could enforce remedies on the current collateral.

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
We test our goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. For example, as of December 31, 2021, our market capitalization, measured as the price of our common stock multiplied by shares of common stock outstanding, declined to below the value of our net assets, including goodwill. As a result of the sustained decline in the market price of our common stock, the fair value of our single reporting unit, measured based on our market capitalization as of December 31, 2021, was lower than its carrying value and we concluded that goodwill was impaired. Accordingly, we recorded an impairment charge of $9.8 million to reduce the carrying amount of goodwill to $17.4 million as of December 31, 2021. While we determined that there were no triggering events during the three months ended June 30, 2024 that necessitated an interim impairment test of goodwill, future declines in the market value of our common stock may result in additional impairment charges being recorded.
Risks Related to Development of Our Product Candidates

*We have not generated significant revenues from product sales since inception and may never become profitable. We may never be able to generate meaningful revenues from sales of XOLREMDI at levels or on timing necessary to support our investment and goals.
To date, we have not generated significant revenues from product sales and cannot predict whether or when we will be able to generate meaningful revenues from sales of XOLREMDI at levels or on timing necessary to support our investment and goals. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize XOLREMDI and to obtain marketing approval and commercialize our product candidates, including mavorixafor, or other product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we are unable to predict the extent of any future losses and do not know when any of these product candidates will generate revenue for us, if at all. Our ability to generate revenue from XOLREMDI, mavorixafor or any of our current or future product candidates also depends on a number of additional factors, including but not limited to our ability to:
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
•further develop a commercial organization capable of sales, marketing and distribution for the products we intend to sell ourselves in the markets in which we have retained commercialization rights;
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
Even if we are able to generate meaningful revenues from the sale of our product, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our discovery and preclinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute your ownership interest. A decline in our value could also cause you to lose all or part of your investment.

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

*We depend almost entirely on the success of our commercial product, XOLREMDI , which has been approved for use in patients 12 years of age and older with WHIM syndrome in the U.S., and on our lead product candidate, mavorixafor, which we are developing for the potential treatment of other chronic neutropenic disorders. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor for chronic neutropenic disorders other than WHIM, or any other product candidate.
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
Our license agreement with Genzyme imposes upon us various diligence, payment and other obligations, including the following:
•our obligation to pay Genzyme future milestone payments in the aggregate amount of up to $13.0 million, contingent upon our achievement of certain late-stage regulatory and sales milestones with respect to licensed products.
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

In addition, we may experience delays in our current or future clinical trials, including our Phase 2 and Phase 3 clinical trials of mavorixafor for the treatment of chronic neutropenic disorders. For example, as a result of the COVID-19 pandemic, we experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor for WHIM syndrome. Clinical trials may be delayed, suspended or terminated for a variety of reasons, including the following:
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
Our approved product and product candidates that receive regulatory approval will be subject to extensive ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile and efficacy of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, these regulatory authorities may require labeling changes or the FDA may require establishment of a Risk Evaluation Mitigation Strategy (“REMS”), impose significant restrictions on our product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Progress reports are required at quarterly intervals, every six months and at annual intervals depending upon the country, and more frequently if serious adverse events occur.

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

While physicians in the United States may choose, and are generally permitted, to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any of our products will be limited to those indications and populations that are specifically approved by the FDA or such other regulatory agencies, and if we are found to have promoted such off-label uses, we may become subject to significant liability. For example, the federal government has levied large civil and criminal fines against companies for alleged improper promotion and in some instances has also required companies to enter into corporate integrity agreements or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our products, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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
Although we have built a sales or marketing infrastructure, as an organization we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for our approved product for which we retain sales and marketing responsibilities, we are building a focused sales and marketing infrastructure to sell XOLREMDI in the U.S. Although our management team has previous experience with such efforts, there can be no assurance that we will be successful in building these operations. If we are unable to establish adequate sales, marketing and distribution capabilities, we may not be able to generate product revenue and may not become profitable. We will also be competing with many companies that currently have extensive and well-funded sales and marketing operations. If any of our product candidates are approved, we may be unable to compete successfully against these more established companies.

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

Even though we have obtained approval for one of our product candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and could harm our business.
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

Our ability to commercialize XOLREMDI or future product candidates successfully depends in part on the extent to which coverage and adequate reimbursement for these products and related treatments are available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. and E.U. healthcare industries and elsewhere is cost containment.

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

Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for XOLREMDI (mavorixafor) or for any future approved product candidates could have a material adverse effect on our operating results, our ability to raise capital needed to develop additional product candidates and commercialize products and our overall financial condition.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on our operations may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval for our future product candidates, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements. Moreover, the U.S. Supreme Court’s June 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.

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

Risks Related to Our Dependence on Third Parties
We have limited experience manufacturing our product or product candidates on a large clinical or commercial scale and have no manufacturing facility. We are currently dependent on a single third party manufacturer for the manufacture of the active pharmaceutical ingredient (“API”) for mavorixafor, and a single manufacturer of mavorixafor finished drug product capsules. If we experience problems with these third parties, the manufacturing of mavorixafor could be delayed, which could harm our results of operations.
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

Disruptions in our supply chain could delay the commercial sale of our product.
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
As of June 30, 2024, we had 127 full-time employees. As our development and commercialization plans and strategies develop, we may need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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

Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses (“NOLs”) and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. We have experienced multiple ownership changes since our inception and are conducting a study to assess whether an ownership change has occurred and whether these ownership changes will limit the future use of our NOL carryforwards. Future ownership changes as defined by Section 382 may further limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

Our term loan contains restrictions that limit our flexibility in operating our business.
Our Hercules Loan Agreement is secured by a lien on substantially all of our assets, excluding intellectual property. This loan contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•sell, transfer, lease or dispose of certain assets;
•incur indebtedness;
•encumber or permit liens on certain assets;
•make certain investments;
•make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and
•enter into certain transactions with affiliates.

We also have a covenant under our Hercules Loan Agreement that requires that we maintain a minimum level of cash of $20.0 million through January 2025, and thereafter at a level greater than 20% of our outstanding borrowings under the Hercules Loan Agreement and subject to certain operational covenants.

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
•our ability to successfully commercialize XOLREMDI;
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
We are a “smaller reporting company” under the Exchange Act as of June 30, 2024. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million. As a smaller reporting company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. For so long as we remain a smaller reporting company, we are permitted and intend to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, the Company’s six section 16 officers adopted written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). These plans were adopted on June 28, 2024, and are subject to a 90-day “cool off” period before any trades may be conducted under such plans.

Name	Titles	Action Taken	Type of Trading	Nature of Trading	Expiration Date	Aggregate Number of Securities
Christophe Arbet-Engels	Chief Medical Officer	Adoption (June 28, 2024)	Rule 10b5-1 trading arrangement	Sale	8/1/2025	(i) 572,917 shares of common stock subject to employee stock options and (ii) Indeterminable (2).
Mark Baldry	Chief Commercial Officer	Adoption (June 28, 2024)	Rule 10b5-1 trading arrangement	Sale	10/1/2025	Indeterminable (1)
Mary DiBiase	Chief Operating Officer	Adoption (June 28, 2024)	Rule 10b5-1 trading arrangement	Sale	10/1/2025	Indeterminable (1)
Adam Mostafa	Chief Financial Officer	Adoption (June 28, 2024)	Rule 10b5-1 trading arrangement	Sale	10/1/2025	Indeterminable (2)
Paula Ragan	President and Chief Executive Officer	Adoption (June 28, 2024)	Rule 10b5-1 trading arrangement	Sale	10/1/2025	(i) 313,794 shares of common stock subject to long, restricted and control stock and (ii) Indeterminable (1)
Arthur Taveras	Chief Scientific Officer	Adoption (June 28, 2024)	Rule 10b5-1 trading arrangement	Sale	10/1/2025	Indeterminable (1)

(1) The number of shares that will be sold in accordance with this trading arrangement is indeterminable at the time of the filing of this Quarterly Report on Form 10-Q for the period ended June 30, 2024. Upon vesting of PRSUs, a sell-to-cover trade may occur or the Company may withhold shares in order to satisfy any applicable tax withholding obligations on behalf of the employee. The number of shares sold in the sell-to-cover will vary based on the market price of the Company’s common stock at the time of settlement.

(2) The number of shares that will be sold in accordance with this trading arrangement is indeterminable at the time of the filing of this Quarterly Report on Form 10-Q for the period ended June 30, 2024. Upon vesting of PRSUs, a sell-to-cover trade may occur or the Company may withhold shares in order to satisfy any applicable tax withholding obligations on behalf of the employee. The number of shares sold in the sell-to-cover will vary based on the market price of the Company’s common stock at the time of settlement. Any remaining shares held by the seller after the sell-to-cover may be sold pursuant to the terms of this trading arrangement.

.

Item 6.    EXHIBITS

Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of September 1, 2022.	8-K	3.1	09/01/2022	001-38295

3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295

10.1*^	Asset Purchase Agreement, dated May 8, 2024

10.2*#	Non-Employee Director Deferred Compensation Policy

10.3*	Insider Trading Policy

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
^ Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
# Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X4 PHARMACEUTICALS, INC.
Date: August 8, 2024	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)