Form 10-Q
period 2024-09-30
X4 Pharmaceuticals, Inc
filed 2024-11-13
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 11, 2024, the registrant had 170,546,469 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or to our future operations or financial performance. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions, or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this report, regarding, among other things:

•our expectations and goals for commercialization of XOLREMDI® , which has been approved for use as an oral, once-daily therapy to increase the number of circulating mature neutrophils and lymphocytes in patients 12 years of age and older with WHIM (warts, hypogammaglobulinemia, infections, and myelokathexis) syndrome in the U.S. and that XOLREMDI, our one product approved for commercial sale, upon which we depend almost entirely on to produce revenue faces an unknown market size and growth potential and we have not generated significant revenue from product sales to date, and we may never achieve profitability;
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
•our ability to continue as going concern;
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

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$97,412	$99,216
Marketable securities	37,565	15,000
Research and development incentive receivable	1,073	562
Inventory	2,445	—
Prepaid expenses and other current assets	4,477	7,298
Total current assets	142,972	122,076
Property and equipment, net	820	745
Goodwill	17,351	17,351
Intangible asset, net	10,188	—
Right-of-use assets	4,471	5,650
Other assets	2,363	1,436
Total assets	$178,165	$147,258
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,577	$8,947
Accrued expenses (Note 9)	19,459	12,816
Current portion of lease liability	1,222	1,099
Total current liabilities	29,258	22,862
Long-term debt, including accretion, net of discount	75,224	54,570
Lease liabilities	1,757	2,612
Warrant liability (Note 5)	11,087	15,683
Other liabilities	1,218	432
Total liabilities	118,544	96,159
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 168,511,264 and 167,434,595 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	168	167
Additional paid-in capital	535,101	528,956
Accumulated other comprehensive loss	(114)	(119)
Accumulated deficit	(475,534)	(477,905)
Total stockholders’ equity	59,621	51,099
Total liabilities and stockholders’ equity	$178,165	$147,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue, net	$560	$—	$1,123	$—
Costs and operating expenses:
Cost of revenue	227	—	495	—
Research and development	19,173	19,081	59,941	56,745
Selling, general and administrative	15,660	8,133	46,373	25,578
Gain on sale of non-financial asset (Note 17)	—	—	(105,000)	—
Total operating expense	35,060	27,214	1,809	82,323
Loss from operations	(34,500)	(27,214)	(686)	(82,323)
Other (expense) income, net:
Interest income	1,871	1,388	4,502	3,137
Interest expense	(2,414)	(1,634)	(6,464)	(3,891)
Change in fair value of warrant liability	(1,864)	25,164	4,596	743
Other income, net	226	17	475	342
Total other (expense) income, net	(2,181)	24,935	3,109	331
(Loss) income before provision for income taxes	(36,681)	(2,279)	2,423	(81,992)
Provision for income taxes	15	26	52	45
Net (loss) income	$(36,696)	$(2,305)	$2,371	$(82,037)
Net (loss) income per share: basic	$(0.18)	$(0.01)	$0.01	$(0.48)
Weighted average shares of common stock outstanding: basic	200,865,276	196,987,827	200,434,027	170,751,244
Net (loss) income per share: diluted	$(0.18)	$(0.01)	$0.01	$(0.48)
Weighted average shares of common stock outstanding: diluted	200,865,276	196,987,827	200,611,232	170,751,244

Other comprehensive (loss) income, net of tax:
Net (loss) income	$(36,696)	$(2,305)	$2,371	$(82,037)
Change in net unrealized gains on marketable debt securities	45	—	5	—
Comprehensive (loss) income	$(36,651)	$(2,305)	$2,376	$(82,037)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	167,434,595	$167	$528,956	$(119)	$(477,905)	$51,099
Vesting of restricted stock units	503,186	1	(1)			—
Stock-based compensation expense			1,739			1,739
Unrealized loss on marketable securities				(36)		(36)
Net loss					(51,766)	(51,766)
Balance at March 31, 2024	167,937,781	$168	$530,694	$(155)	$(529,671)	$1,036
Issuance of shares of common stock under employee stock purchase plan	235,068		158			158
Vesting of restricted stock units	23,331					—
Stock-based compensation expense			2,428			2,428
Unrealized loss on marketable securities				(4)		(4)
Net income					90,833	90,833
Balance at June 30, 2024	168,196,180	$168	$533,280	$(159)	$(438,838)	$94,451
Vesting of restricted stock units	315,084		1			1
Stock-based compensation expense			1,820			1,820
Unrealized gains on marketable securities				45		45
Net loss					(36,696)	(36,696)
Balance at September 30, 2024	168,511,264	$168	$535,101	$(114)	$(475,534)	$59,621

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	121,667,250	$122	$450,786	$(119)	$(376,738)	$74,051
Vesting of restricted stock units	540,238					—
Stock-based compensation			1,645			1,645
Net loss					(24,020)	(24,020)
Balance at March 31, 2023	122,207,488	$122	$452,431	$(119)	$(400,758)	$51,676
Issuance of common stock and prefunded warrants in private placement equity transaction, net of issuance costs	34,521,046	35	60,408			60,443
Issuance of common stock under employee stock purchase plan	114,577		175			175
Exercise of stock and warrants	7,476,345	7	8,804			8,811
Vesting of restricted stock units	98,555	—	—			—
Stock-based compensation			2,142			2,142
Net loss					(55,712)	(55,712)
Balance at June 30, 2023	164,418,011	$164	$523,960	$(119)	$(456,470)	$67,535
Vesting of restricted stock units	286,201	$1				1
Exercise of stock and warrants	1,500		2			2
Stock-based compensation expense			2,361			2,361
Net loss					(2,305)	(2,305)
Balance at September 30, 2023	164,705,712	$165	$526,323	$(119)	$(458,775)	$67,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,371	$(82,037)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	5,987	6,148
Depreciation and amortization expense	523	357
Gain on sale of non-financial asset	(105,000)	—
Non-cash lease expense	1,179	1,173
Accretion of debt discount	655	681
Change in fair value of warrant liability	(4,596)	(743)
Other	(504)	(46)
Changes in operating assets and liabilities:
Inventory	(2,445)	—
Prepaid expenses, other current and non-current assets and research and development incentive receivable	1,197	459
Accounts payable	(364)	426
Accrued expenses and other long-term liabilities	3,832	5,651
Lease liabilities	(741)	(834)
Net cash used in operating activities	(97,906)	(68,765)
Cash flows from investing activities:
Acquisition of intangible asset	(7,000)	—
Proceeds from sale of non-financial asset	105,000	—
Purchase of marketable securities	(34,354)	(11,025)
Sales and maturities of marketable securities	12,250	1,000
Acquisition of property and equipment	(285)	(25)
Net cash provided by (used in) investing activities	75,611	(10,050)
Cash flows from financing activities:
Proceeds from issuance of shares of common stock under employee stock purchase plan and from exercise of stock options and warrants	159	8,615
Fees paid to amendment loan agreement and issuance costs related to the sale of warrants	—	(631)
Repayments of borrowings and accrued end-of-term fees under loan and security agreement	—	(2,064)
Proceeds from borrowings under loan and security agreement	20,000	22,500
Proceeds from sale of common stock, warrants and pre-funded warrants, net of issuance costs	—	59,999
Net cash provided by financing activities	20,159	88,419
Effect of exchange rate changes on cash, cash equivalents and restricted cash	88	(28)
Net increase in cash, cash equivalents and restricted cash	(2,048)	9,576
Cash, cash equivalents and restricted cash at beginning of period	100,248	123,028
Cash, cash equivalents and restricted cash at end of period	$98,200	$132,604

Acquisition of intangible assets included in accrued expenses	$3,500	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a biopharmaceutical company discovering, developing, and commercializing novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system. On April 29, 2024, the Company announced that the FDA approved the Company’s New Drug Application (“NDA”) for mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI, for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM syndrome (warts, hypogammaglobulinemia, infections, and myelokathexis), to increase the number of circulating mature neutrophils and lymphocytes. WHIM syndrome is a rare combined primary immunodeficiency and chronic neutropenic disorder. The Company is currently engaged in its U.S. launch of XOLREMDI in WHIM syndrome while also planning to seek regulatory approvals to commercialize mavorixafor outside of the U.S. The U.S. approval of XOLREMDI in the WHIM syndrome indication is the first for mavorixafor, which is an orally bioavailable selective antagonist of chemokine receptor CXCR4, a key regulator of the movement of immune cells throughout the body. Due to its ability to increase the mobilization of white blood cells from the bone marrow into the bloodstream, the Company believes that mavorixafor has the potential to provide therapeutic benefit across a variety of immune system disorders in addition to WHIM syndrome. As a result, the Company has completed a Phase 2 study evaluating the safety and efficacy of mavorixafor as a monotherapy and in combination with human granulocyte colony-stimulating factor (“G-CSF”) in people with certain chronic neutropenic disorders. Results from this six-month Phase 2 study showed mavorixafor was generally well tolerated and able to durably increase study participants’ mean absolute neutrophil count (“ANC”) both as a monotherapy and in combination with G-CSF. The Company has initiated a global, pivotal Phase 3 clinical trial of mavorixafor (the 4WARD study) that aims to evaluate the efficacy, safety, and tolerability of oral once-daily mavorixafor with or without G-CSF in people with congenital or acquired primary autoimmune and idiopathic chronic neutropenia who are experiencing recurrent and/or serious infections. The Company is headquartered in Boston, Massachusetts and has a research facility in Vienna, Austria.

Going Concern Assessment—In accordance with the requirements of Accounting Standards Codification (“ASC”) 205-40, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Although the Company has an approved drug product, sales of the Company’s drug product over the next 12 months will not be sufficient to fund the Company’s operating expenses. Since inception, the Company has incurred significant operating losses and negative cash flows from operations and the Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future. As of September 30, 2024, the Company had $135.0 million of cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $475.5 million. Net cash used in operating activities was $97.9 million for the nine months ended September 30, 2024.

The Company has a covenant (the “Minimum Cash Covenant”) under its Second Amended and Restated Loan and Security Agreement, as amended, (the “Hercules Loan Agreement”) with Hercules Capital Inc.(“Hercules”), that requires the Company to maintain a minimum level of cash of $20 million through January 30, 2025 and a minimum level of cash equal to at least 20% of outstanding borrowings under the Hercules Loan Agreement thereafter. Based on its current operating plan, which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses, the Company believes there is a risk that it will not meet the conditions of the Minimum Cash Covenant within the 12-month period from the issuance date of these condensed consolidated financial statements. In such case, Hercules could accelerate the principal payments on the Company’s outstanding loans and the Company potentially would not have sufficient cash, cash equivalents and short-term marketable securities to settle such obligations. Accordingly, management has concluded that this condition meets the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern. The Company does not have adequate financial resources to fund its forecasted operating costs for at least one year after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
To alleviate the risk that the Company violates the Minimum Cash Covenant and to finance its future operations, the Company will need to raise additional capital, which cannot be assured, and/or modify such Minimum Cash Covenant. Unless and until the Company reaches profitability in the future, it will require additional capital to fund its operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements,

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

or other collaborations and strategic alliances. If the Company is unable to obtain funding, it could be forced to delay, reduce, or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect its business prospects, or it may be unable to continue operations.

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
Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2023 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023 included in the 2023 Annual Report filed with the SEC on March 21, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations, and comprehensive (loss) income and cash flows have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition— The Company records revenue using the guidance of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), as amended. Upon the approval by the FDA of the sales and marketing of the Company’s lead product candidate, revenue related to its sale and distribution is accounted for under ASC 606. The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company determines it expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the customer and contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price, adjusted for variable consideration resulting from potential returns, rebates, discounts, and down-stream charges; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the Company satisfies its performance obligations, which is upon shipment of the finished product to the customer.

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

Inventory— Prior to receiving approval from the FDA in April 2024 to sell XOLREMDI (mavorixafor) in the United States, the Company expensed all costs incurred related to the manufacture of mavorixafor as research and development expense due to the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company in obtaining of regulatory approval of drug candidates. The Company has capitalized inventory-related costs that have been incurred subsequent to FDA approval, such as the bottling, labelling, and packaging of drug product, and the acquisition of raw materials for the production of drug substance to be used in commercial drug product. In connection therewith, the Company values inventories at the lower of cost or estimated net realizable value. The Company determines the cost of inventories on a first-in, first-out (“FIFO”) basis. Raw materials and work in process include all inventory costs prior to packaging, and labelling, including raw materials and the active pharmaceutical ingredient used in the drug product. Finished goods include packaged and labelled drug products designated for commercial distribution. Clinical drug supplies are expensed to research and development. Raw materials and work in process that may be used for either research and development or commercial sale are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material may only be used for research and development, it is expensed as research and development.

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

Intangible Assets, Net— Definite-lived intangible assets related to capitalized milestones under license agreements are amortized on a straight-line basis, which aligns with the pattern over which the economic benefit of the intangible assets are consumed, over their remaining useful lives, which are estimated to be the remaining patent life. If the Company’s estimate of the product’s useful life is shorter than the remaining patent life, then a shorter period is used. Amortization expense is recorded as a component of cost of revenue on the consolidated statements of operations and comprehensive (loss) income.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash

(in thousands)	As of September 30, 2024	As of December 31, 2023
Letter of credit security: Waltham lease	$—	$250
Letter of credit security: Vienna Austria lease	213	211
Letter of credit security: Boston lease	575	571
Total restricted cash	$788	$1,032
Restricted cash included in prepaid expenses and other current assets	$—	$250
Restricted cash included in other assets	$788	$782
In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord. The Company’s Waltham lease agreement expired in December 2023; however, the letter of credit was in place as of December 31, 2023 pending the landlord’s completion of its lease expiration procedures. The letter of credit was released in the quarter ended March 31, 2024. In accordance with the Company’s Hercules Loan Agreement and as further described in Note 10, the Company at all times must maintain a minimum level of cash of $20.0 million in an account or accounts in which Hercules has a first priority security interest as further described in Note 10.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the sum to the total of amounts shown in the Company’s consolidated statements of cash flows as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$97,412	$99,216
Restricted cash, current (included within prepaid expenses and other current assets)	—	250
Restricted cash, non-current	788	782
Total cash, cash equivalents and restricted cash	$98,200	$100,248

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

The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform an interim quantitative impairment test, whereby the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than its carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. There were no triggering events during the nine months ended September 30, 2024 that necessitated an interim impairment test of goodwill.

Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 326) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Among other disclosure enhancements, ASU 2023-07 requires that entities with one reportable segment, such as the Company, disclose general information for its reportable segment, such as the title and position of the individual identified as the Chief Operating Decision Maker (“CODM”), which for the Company is the Chief Executive Officer, the types of products and services provided by the reportable segment, the measure of profit or loss reviewed by the CODM to evaluate performance of the reportable segment and other financial results such as interest income, interest expense, and depreciation associated with the reportable segment. The amendments in ASU 2023-07 will become effective for the Company in its consolidated financial statements as of and for the three years ending December 31, 2024 and must be adopted retrospectively. Although the Company continues to evaluate the impact of ASU

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2023-07, these amendments may require additional disclosures in the Company’s annual and interim consolidated financial statements, though such disclosures are not expected to have a material impact on the Company’s consolidated financial states when adopted.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220) (“ASU 2024-03”) requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements in ASU 2024-03 may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3.    LICENSE AND FUNDING AGREEMENTS
Research and Development Incentive Program
The Company participates in a research and development incentive program provided by the Austrian government whereby the Company is entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses and capital expenditures incurred by the Company’s subsidiary in Austria. As of September 30, 2024, the amount due under the program is $1.1 million, which amount is included in research and development incentive receivable in the condensed consolidated balance sheet. During the nine months ended September 30, 2024 and 2023, the Company recorded $0.5 million and $0.4 million, respectively, of income related to the program within the condensed consolidated statements of operations and comprehensive (loss) income as other income.

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

As of September 30, 2024, the Company is obligated to make future milestone payments in the aggregate amount of up to $13.0 million, contingent upon the achievement by the Company of certain clinical-stage regulatory milestones and sales milestones with respect to licensed products. During the nine months ended September 30, 2024, a $7.0 million regulatory milestone payment was made after receipt of FDA approval of the Company’s NDA on April 26, 2024. The payment was recorded as a definite-lived intangible asset as discussed in Note 8. The remaining regulatory milestones include (i) $3.0 million for the acceptance by the European Medicines Agency (“EMA”) of the Company’s first drug application and (ii) $5.0 million upon the notification by the EMA of regulatory approval of the Company’s first drug application. The Company must also make one-time sales milestone payments of $0.5 million, $1.5 million, and $3.0 million on cumulative net sales of $50.0 million, $150.0 million, and $300.0 million, respectively. As of September 30, 2024 , the Company has accrued $3.0 million of regulatory milestones and $0.5 million of sales-based milestones as a component of the definite-lived intangible asset, as management has concluded that the achievement of these milestones is probable.

The Company is also obligated to pay Genzyme tiered royalties based on net sales of licensed products that the Company commercializes under the agreement. Upon the first sale of the Company’s drug product in the U.S., the Company incurred a

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

royalty on annual net sales at a rate of 6% up to $150 million, 10% on the portion of annual net sales between $150 million and $300 million, and 12% thereafter on annual sale over $300 million. The Company includes these royalties in cost of revenue.

There were no material modifications of the Company’s license or research and development incentive agreements during the nine months ended September 30, 2024.

4.    PRODUCT REVENUE, NET

During the three and nine months ended September 30, 2024, the Company recorded net revenue $0.6 million and $1.1 million, respectively, for the sale of the Company’s product.

The following table summarizes the balances and activity in each of the product reserve accounts for the nine months ended September 30, 2024.

(in thousands)	Rebates and Discounts	Co-Pay Assistance	Product Returns	Total
Beginning balance at December 31, 2023	$—	$—	$—	$—
Provision related to revenue associated with sales processed in the nine month period ended September 30, 2024	59	37	5	101
Credits and payments made during the period	(35)	(33)	—	(68)
Balance as of September 30, 2024	$24	$4	$5	$33

The provision for contractual discounts provided to the Company’s customer is recorded as a reduction of accounts receivable.
The provisions for co-pay assistance payments, contractual rebates and product returns are classified within accrued expenses.

The following table provides a rollforward of accounts receivable for the nine months ended September 30, 2024. There was no activity in accounts receivable in the nine months ended September 30, 2023.

(in thousands)	Accounts Receivable
Beginning balance at December 31, 2023	$—
Increase in accounts receivable for drug product sales	1,189
Decrease in accounts receivable for cash collections	(1,189)
Balance as of September 30, 2024	$—

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2024 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds and U.S. Treasury bills	$68,734	$7,993	$—	$76,727
Marketable securities— U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes	—	37,565	—	37,565
	$68,734	$45,558	$—	$114,292
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	11,087	11,087
	$—	$—	$11,097	$11,097

	Fair Value Measurements as of December 31, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds and U.S. Treasury bills	$76,856	$4,985	$—	$81,841
Marketable securities—U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes	—	15,000	—	15,000
	$76,856	$19,985	$—	$96,841
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	15,683	15,683
	$—	$—	$15,693	$15,693
All marketable securities are classified as short-term investments as all are due within one year and include investments in U.S. Treasury notes, U.S. Treasury bills and federal government agency notes. The Company evaluated each marketable security for impairment that is other-than-temporary and concluded that no marketable security was impaired as of September 30, 2024.
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
The following table provides amortized cost, unrealized gains and losses and the carrying amount of available-for-sale debt marketable securities as of September 30, 2024:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,193	$3	$—	$4,196
Federal Government agency securities	33,367	21	(19)	33,369
Total available-for-sale debt securities	$37,560	$24	$(19)	$37,565

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a roll-forward for the nine months ended September 30, 2024, of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	Class C Warrant Liability	Total
Balance as of December 31, 2023	$10	$15,683	$15,693
Change in fair value	—	(4,596)	(4,596)
Balance as of September 30, 2024	$10	$11,087	$11,097

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
Class C Warrant Liability— In December 2022, the Company issued Class C Warrants for the purchase of shares of its common stock in a public offering. The Class C Warrants are accounted for as a liability on the consolidated balance sheet and are adjusted to fair value at period end through “other (expense) income” on the condensed consolidated statements of operations and comprehensive (loss) income.
The Company calculated the fair value of the Class C Warrants using the Black-Scholes option pricing model, which represents a Level 3 measurement within the fair value hierarchy, with the following inputs:

	September 30, 2024	December 31, 2023
Common stock price	$0.67	$0.84
Risk-free interest rate	3.6%	3.9%
Expected term (in years)	3.2	3.9
Expected volatility	103.5%	96.2%
Expected dividend yield	—%	—%

6.    INVENTORY

Inventory consists of the following:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$1,520	—
Work in process	745	—
Finished goods	180	—
Total inventory	$2,445	$—

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Leasehold improvements	$228	$228
Furniture and fixtures	1,472	1,301
Computer equipment	263	160
Software	24	24
Lab equipment	651	651
	2,638	2,364
Less: Accumulated depreciation and amortization	(1,818)	(1,619)
	$820	$745
Depreciation expense related to property and equipment was $211 thousand and $357 thousand for the nine months ended September 30, 2024 and 2023, respectively.

8.    INTANGIBLE ASSET, NET

As of September 30, 2024, the Company’s net definite-lived intangible asset, which resulted from the capitalization of certain milestone payments made or accrued related to its license agreement for the intellectual property contained in its drug product, totaled $10.2 million. The Company amortizes the intangible asset to cost of revenue over the remaining life of the underlying patent protecting the intellectual property through 2038.

As of September 30, 2024, amortization expense for the next five years and beyond is summarized as follows (in thousands):

Year	Amortization expense
2024 (remainder of year)	$188
2025	750
2026	750
2027	750
2028	750
Thereafter	7,000
Total	$10,188

The Company began amortizing its finite-lived intangible assets in April 2024 over a 14-year period based on the expected patent exclusivity period for XOLREMDI. Amortization expense totaled $0.2 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. Amortization expense is recorded as a component of cost of revenue on the consolidated statements of operations and comprehensive (loss) income.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued employee compensation and benefits	$9,212	8,195
Accrued external research and development expenses	3,327	2,804
Accrued royalty and milestone payments . . . . . . . . . . . . . . . . . . . . . . . . . . .	3,033	—
Accrued professional fees	2,134	1,195
Other	1,753	622
	$19,459	$12,816
10.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Principal amount of long-term debt	$75,000	$55,000
Debt discount, net of accretion	(706)	(917)
Cumulative accretion of end of term payments	930	487
Long-term debt	$75,224	$54,570
Hercules Loan Agreement
The Company entered into a Loan and Security Agreement, as most recently amended in August 2023 with Hercules Capital, Inc. The Hercules Loan Agreement provides for an aggregate term loan facility of up to $115.0 million, under which the Company has borrowed an aggregate of $75.0 million of term loans, representing the maximum borrowings allowable as of September 30, 2024. During the nine months ended September 30, 2024, the Company borrowed an additional $20.0 million term loan, which became available based on the achievement of an operational milestone. The Hercules Loan Agreement allows for $40.0 million of additional borrowings:

(i.) an additional tranche of $7.5 million is now available following achievement of a certain clinical development-related milestone through 45 days following achievement of such milestone. Such tranche is not included in the $75.0 million of borrowings outstanding as of September 30, 2024; and
(ii.) an additional tranche of up to $32.5 million, which will be available subject to approval by Hercules in its sole discretion.

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
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total interest expense	$2,414	$1,397	$6,463	$3,210
Non-cash interest expense	$194	$237	$655	$681
The annual effective interest rate of the Hercules Loan Agreement as of September 30, 2024 is 12.2%. There were no principal payments due or paid under the Hercules Loan Agreement during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the Company borrowed an additional $20.0 million term loan, which became available based on the achievement of an operational milestone.
As of September 30, 2024, future principal and accrued end-of-term payments of $75.9 million under the Hercules Loan Agreement are due on July 1, 2027.

(in thousands),
Year Ending December 31,	Total
2024	$—
2025	—
2026	—
2027	75,930
Long-term debt	$75,930

11.    LEASES
The Company has lease agreements for its facilities in Boston, Massachusetts, which is the Company’s principal executive office, and Vienna, Austria, which is the Company’s research and development center. There are no restrictions or financial covenants associated with any of the lease agreements. The Company has an operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), that commenced in February 2021 for a term of 7 years. The annual base rent for the Vienna Lease is approximately $282 thousand. The Company also leases approximately 28,000 square feet of office space in Boston, Massachusetts (“Boston Lease”), which serves as the Company’s headquarters. Base rental payments are approximately $1.1 million annually, plus certain operating expenses. The term of the Boston Lease will continue until November 2026, unless earlier terminated. The Company has the right to renew the Boston Lease for an additional five years at the then prevailing effective market rental rate. The Company is required to maintain a security deposit in the form of a letter of credit for $0.6 million for the benefit of the landlord.

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
The components of lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2024	2023	2024	2023
Fixed operating lease cost	$495	$518	$1,473	$1,561
Total lease expense	$495	$518	$1,473	$1,561
Other information
Operating cash outflows from operating leases	$345	$345	$1,032	$1,037
Sublease income	$—	$49	$—	$97
Weighted-average remaining lease term—operating leases	2.5	3.4	2.5	3.4
Weighted-average discount rate—operating leases	11.5%	11.5%	11.5%	11.5%

Maturities of lease liabilities due under lease agreements that have commenced as of September 30, 2024 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2024 (remainder of the year)	$349
2025	1,414
2026	1,344
2027	292
2028	49
Total lease payments	3,448
Less: interest	(469)
Total operating lease liabilities as of September 30, 2024	$2,979

12.    COMMITMENTS AND CONTINGENCIES
The Company has agreements with clinical research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials and for the commercial supply of XOLREMDI. The Company’s agreement with the CMO who produces batches of drug substance for use in the Company’s clinical and commercial drug supply contains cancellation provisions that would require the Company to pay up to the full contract value upon cancellation. As of September 30, 2024, the Company has approximately $1.9 million of such commitments in place subject to cancellation provisions.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024 or December 31, 2023.
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

13.    COMMON STOCK AND COMMON STOCK WARRANTS
As of September 30, 2024, the Company’s Restated Certificate of Incorporation authorized the Company to issue 500 million shares of common stock, par value $0.001 per share. The voting, dividend, and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.

Warrants and Pre-Funded Warrants
In connection with public and private sales of shares of its common stock, the Company has issued warrants and pre-funded warrants, which are exercisable for the purchase shares of the Company’s common stock. All outstanding warrants and pre-funded warrants are currently exercisable and do not have price reset provisions. Upon the closing of these public and private offerings, the Company received approximately 99% of the exercise price for the pre-funded warrants, for which the remaining exercise price is equal to or less than $0.01 per share. There were no warrant exercises during the three or nine months ended September 30, 2024.

As of September 30, 2024, the Company’s outstanding warrants and pre-funded warrants to purchase shares of common stock consisted of the following:

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

14.    STOCK-BASED COMPENSATION
As of September 30, 2024, there is an aggregate of approximately 3.9 million shares of common stock available for issuance under the Company’s equity incentive plans. Approximately 4.7 million shares of common stock remain available for issuance under the 2017 ESPP.

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees, directors and non-employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.8%	4.2%	4.1%	4.0%
Expected term (in years)	6.1	6.1	6.1	6.0
Expected volatility	101.4%	94.7%	97.6%	93.5%
Expected dividend yield	0%	0%	0%	0%
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	6,008,541	$2.97	8.6	$24
Granted	6,245,756	0.98
Forfeited and Expired	(670,641)	1.87		$—
Outstanding as of September 30, 2024	11,583,656	$1.96	8.8	$—
Exercisable as of September 30, 2024	2,418,389	$5.26	6.7	$—
Vested and expected to vest as of September 30, 2024	9,206,078	$2.19	8.6	$—

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2024 and 2023 was $0.78 and $1.02, respectively.

Restricted Stock Units— The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2024:

Number of Shares
Unvested as of December 31, 2023	3,118,824
Granted	6,292,459
Vested	(842,351)
Forfeited	(452,712)
Unvested as of September 30, 2024	8,116,220

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2024, the Company granted performance-based restricted stock units (“PRSUs”) to its employees. The PRSUs vest 50% based on the Company’s achievement of each of two operational milestones conditioned on the grantee’s continued employment with the Company. As of September 30, 2024, neither of the two performance criteria had been met. Stock-based compensation expense has been recognized for awards for which vesting is considered probable using the accelerated attribution model based on the fair value of the awards as of the date of grant and management’s best estimate of the date the probable operational milestone will be achieved. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited.
Stock-Based Compensation— As of September 30, 2024, total unrecognized compensation expense related to unvested stock options and restricted stock units was $7.9 million, which is expected to be recognized over a weighted average period of 2.3 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive (loss) income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development expense	$1,143	$1,259	$3,108	$3,210
Selling, general and administrative expense	677	1,102	2,879	2,938
Total stock-based compensation	$1,820	$2,361	$5,987	$6,148

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

15.    INCOME TAXES
The income tax provision recorded for the three and nine months ended September 30, 2024 and 2023 is primarily related to the
Company’s Austrian subsidiary and its Security Corporation subsidiary that holds a portion of its investment portfolio. The Company did not record a U.S. federal or state provision or benefit for income taxes in its consolidated statement of operations and comprehensive (loss) income for the three and nine month periods ended September 30, 2024 and 2023. For the nine months ended September 30, 2024, the Company generated net income and ordinary income. However, as the Company is projecting an ordinary loss before income taxes for the full year and as the Company has a full valuation allowance on its net operating loss carryforwards, the Company has not recorded a U.S. federal or state income tax expense or benefit for the three month and nine months ended September 30, 2024.

The Company continues to maintain a valuation allowance against all remaining net deferred tax assets. The Company believes that it is more likely than not that it will not realize a future tax benefit of these attributes as the Company expects to continue to generate operating losses. Ultimate realization of any deferred tax asset is dependent on the Company’s ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. The Company will continue to monitor the valuation allowance assessment throughout the year.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    NET (LOSS) INCOME PER SHARE
Basic and diluted net (loss) income per share was calculated as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net (loss) income	$(36,696)	$(2,305)	$2,371	$(82,037)
Denominator:
Weighted average shares of common stock outstanding—basic	200,865,276	196,987,827	200,434,027	170,751,244
Net (loss) income per share— basic	$(0.18)	$(0.01)	$0.01	$(0.48)
Effective of dilutive securities
Restricted stock units	—		110,947
Employee stock purchase plan	—		66,258
Dilutive potential common shares	—	—	177,205	—
Weighted average shares of common stock outstanding—diluted	200,865,276	196,987,827	200,611,232	170,751,244
Net (loss) income per share— diluted	$(0.18)	$(0.01)	$0.01	$(0.48)
Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2024 and September 30, 2023 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.01 or less per share. The Company’s potentially dilutive securities include outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock for the three and nine months ended September 30, 2024 and 2023. For the three and nine months ended September 30, 2023, and for the three months ended September 30, 2024, during which the Company recorded a net loss, all potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” For these periods, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share of common stock is the same. For the nine months ended September 30, 2024, the Company reported net income. For this period, the dilutive effect of outstanding stock options, restricted stock units, warrants, and estimated common shares issuable under the Company’s employee stock purchase plan was calculated using the treasury stock method, whereby all such awards were assumed to be exercised at the later of the beginning of the period or the grant date. The hypothetical proceeds from such exercises, including the average unrecognized stock compensation expense for outstanding stock options and restricted stock units, was assumed to be used to purchase outstanding common stock at the average price during the period. The net share impact of dilutive securities was added to the weighted average basic common shares outstanding to calculate weighted average diluted shares outstanding.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase shares of common stock	11,583,656	5,568,734	11,583,656	5,568,734
Unvested restricted stock units	8,116,220	5,574,839	7,976,220	5,574,839
Warrants to purchase shares of common stock (excluding prefunded warrants, which are included in basic shares outstanding)	76,378,805	80,244,959	76,378,805	80,244,959
	96,078,681	91,388,532	95,938,681	91,388,532

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. GAIN ON SALE OF NON-FINANCIAL ASSET

During the nine months ended September 30, 2024, the Company entered into contractual arrangement with a third party that transferred the rights to a Priority Review Voucher (“PRV”) awarded to the Company as a result of the FDA’s approval of XOLREMDI. The PRV was accounted for as an intangible asset with no accounting cost basis. The third party purchased the PRV for $105.0 million. There were no fees associated with the sale and the Company has no continuing obligations with respect to the PRV. The Company concluded that the third party is “non-customer” as the underlying PRV is not an output of the Company’s ordinary commercial activities. Accordingly, the Company accounted for this transaction under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). As a result of the transfer of control of the PRV to the third party, the Company derecognized the associated intangible asset and recorded a gain through “gain on transfer of nonfinancial assets.”

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”), on March 21, 2024, (the “Annual Report”). This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company discovering, developing, and commercializing novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system. On April 29, 2024, we announced that the U.S. FDA approved our NDA for mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI, for use as an oral, once-daily therapy in patients aged 12 years of age and older with WHIM (warts, hypogammaglobulinemia, infections, and myelokathexis) syndrome, to increase the number of circulating mature neutrophils and lymphocytes. WHIM syndrome is a rare combined primary immunodeficiency and chronic neutropenic disorder. Concurrent with the U.S. approval of XOLREMDI and pursuant to its Rare Pediatric Disease designation, the FDA granted us a PRV that we sold to another drug sponsor shortly thereafter.

XOLREMDI Commercial Launch
We are currently engaged in our U.S. launch of XOLREMDI in WHIM syndrome, continuing our engagements with physicians and rare disease patient advocacy organizations and our disease-awareness campaign to further the understanding of WHIM syndrome and educate patients and physicians on the importance and benefits of early diagnosis. We have entered into agreements with a third-party logistics organization and a specialty pharmacy to support the distribution of XOLREMDI in the U.S., to mitigate barriers to product access, and to provide a suite of patient support services to help patients through their treatment journey. We are planning to seek regulatory approval to commercialize mavorixafor for WHIM syndrome outside of the U.S. by submitting a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) by early 2025. We are also exploring additional potential commercial and distribution opportunities in geographies where we may be able to efficiently leverage our FDA approval.

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

Phase 2 Clinical Study in Chronic Neutropenia
Following positive results from a Phase 1b clinical study of a single dose of mavorixafor in people with idiopathic, cyclic, and congenital chronic neutropenia (“CN”), we recently completed and announced positive results from a Phase 2 clinical study evaluating the durability of effect, safety, and tolerability of chronic dosing of once-daily oral mavorixafor with or without concurrent treatment with injectable granulocyte colony-stimulating factor (“G-CSF”) in the same patient population.
The results from the completed six-month study showed that once-daily oral mavorixafor was generally well tolerated and durably increased participants’ absolute neutrophil counts (“ANC”) both as a monotherapy and in combination with G-CSF, the only therapy approved in the U.S. for severe chronic neutropenia. In addition, when tested in combination with G-CSF, mavorixafor treatment enabled physicians to substantially reduce G-CSF dosing while maintaining normal mean ANC levels.

Phase 3 Clinical Trial in Chronic Neutropenia
We continue to progress our global, pivotal Phase 3 clinical trial, (the “4WARD” study) to evaluate the efficacy, safety, and tolerability of oral, once-daily mavorixafor (with or without stable doses of G-CSF) in people with congenital, acquired primary autoimmune, or idiopathic CN who are experiencing recurrent and/or serious infections. The 52-week trial is a randomized, double-blind, placebo-controlled, multicenter study aiming to enroll 150 participants. We believe we are on track to complete enrollment in the 4WARD study in mid-2025.

We believe that successfully developing and commercializing mavorixafor to provide a new therapeutic option to individuals diagnosed with certain immunodeficiencies has the potential to revolutionize the current treatment landscape, which is principally served by injectable and infused therapies.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following table summarizes the results of our operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change

Product revenue, net	$0.6	$—	$0.6	$1.1	$—	$1.1
Cost and operating expenses:
Cost of revenue	0.2	—	0.2	0.5	—	0.5
Research and development	19.2	19.1	0.1	59.9	56.7	3.2
Selling, general and administrative	15.7	8.1	7.6	46.4	25.6	20.8
Gain on sale of non-financial asset	—	—	—	(105.0)	—	(105.0)
Total operating expenses	35.1	27.2	7.9	1.8	82.3	(80.5)
Loss income from operations	(34.5)	(27.2)	(7.3)	(0.7)	(82.3)	81.6
Total other (expense) income, net	(2.2)	24.9	(27.1)	3.1	0.3	2.8
(Loss) income before income taxes	(36.7)	(2.3)	(34.4)	2.4	(82.0)	84.4
Provision for income taxes	—	—	—	—	—	—
Net (loss) income	$(36.7)	$(2.3)	$(34.4)	$2.4	$(82.0)	$84.4

Product Revenue, Net
Net revenue from the sale of our drug product was $0.6 million and $1.1 million for the three and nine months ended September 30, 2024, respectively. There was no product revenue in the prior periods. We sell our approved drug product in the U.S. to a specialty pharmacy that dispenses the product to patients who have been prescribed our drug product by their health-care providers. Net revenue includes reserves for distributor discounts, estimated rebates that we may owe to U.S. government payors, future co-pay assistance payments that we may owe for patients who enroll in our patient assistance program, and for potential product returns. As we have just recently launched our first drug product in the U.S., we have limited history of returns or downstream rebates or co-pay assistance payments. Therefore, we expect to adjust these estimates quarterly as new information becomes available.

Cost of Revenue
For the three and nine months ended September 30, 2024, cost of revenue of $0.2 million and $0.5 million, respectively, primarily consists of amortization of an intangible asset related to accrued and paid milestone payments associated with our Genzyme license agreement, sales-based royalty payments due under our Genzyme license agreement, and an insignificant amount of drug product direct costs. We expect that as we begin to capitalize inventory costs related to the production of our active pharmaceutical ingredient, which is the primary cost of our inventory, cost of revenue will increase per unit. Had we capitalized these research and development costs into inventory, cost of revenue would have been higher by an insignificant amount.

Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. For the three and nine months ended September 30, 2024 and 2023, research and development costs were primarily focused on the advancement and commercialization of mavorixafor. Research and development costs include employee salaries and related expenses, preclinical and clinical development expenses, internal and third-party costs of manufacturing our drug products for use in our preclinical studies and clinical trials. Research and development expenses also include facility, depreciation and other expenses; costs related to compliance with regulatory requirements; and prior to the FDA’s approval of our drug product in the U.S., payments made under third-party licensing agreements were charged to research and development expense.

Research and development expenses were generally flat and increased by $3.2 million in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. Research and development cost increased in the current nine-month period primarily due to an increase in clinical operations costs, including CRO fees and pass-through costs, associated with the completion of our Phase 2 CN trial and the launch of our Phase 3 CN clinical trial, as well as increased regulatory, medical affairs and quality costs associated with our product launch. Research and development expenses were also higher in the current nine-month periods due to an increase in personnel within our research and development functions. Such increase in the nine months ended September 30, 2024 was partially offset by a $5.0 million in-license fee related to a development milestone under our Genzyme agreement that was changed to research and development expense in 2023 where no such similar charges to research and development expense were recorded in the nine months ended September 30, 2024.

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

Selling, general and administrative expenses increased by approximately $7.6 million and $20.8 million in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. For the three months ended September 30, 2024, selling, general and administrative expense increased primarily due to an increase in general and administrative expenses, primarily due to an increase in compensation expense related to outstanding stock appreciation rights (“SARs”) that are measured at fair value, and due to increases in legal costs, outside consulting and professional services fees, and recruiting costs. Sales and marketing expenses increased by $3.4 million in the three months ended September 30, 2024 as compared to the prior period, as we continue to build out our sales and marketing infrastructure to support the launch activities of our approved product, XOLREMDI in the U.S.

Selling, general and administrative expenses increased $20.8 million in the nine months ended September 30, 2024, as compared to the same period in the prior year primarily due to a $12.4 million increase in our sales and marketing expense, reflecting our launch activities related to XOLREMDI in the U.S., and to a lesser extent due to an increase in general and administrative expenses primarily due to higher legal, corporate communications and professional service costs.

We expect that quarterly selling, general and administrative expenses will remain relatively consistent in the fourth quarter of 2024.

Gain on Sale of Non-Financial Asset
During the nine months ended September 30, 2024, we sold a Priority Review Voucher (“PRV”) awarded to us as a result of the FDA’s approval of XOLREMDI to a third party for $105.0 million in cash. There were no fees associated with the sale. We do not expect to receive or sell a similar PRV in the foreseeable future.

Other (Expense) Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
(in millions)
Interest income	$1.9	$1.4	$0.5	$4.5	$3.1	$1.4
Interest expense	(2.4)	(1.6)	(0.8)	(6.5)	(3.9)	(2.6)
Change in fair value of Class C warrant liability	(1.9)	25.1	(27.0)	4.6	0.7	3.9
Other income, net	0.2	—	0.2	0.5	0.4	0.1
Total other (expense) income, net	$(2.2)	$24.9	$(27.1)	$3.1	$0.3	$2.8

Other (expense) income, net, for three and nine months ended September 30, 2024 decreased $27.1 million and increased $2.8 million, respectively, as compared to the same periods in the prior year. The increase in other expense (decrease in other income) in the three months ended September 30, 2024 as compared to the prior period was primarily due to a significant gain recognized in the prior period due to a change in the fair value of our Class C warrants, which are accounted for as a liability at fair value, relative to a loss in the current period. These Class C warrants will continue to be measured at fair value and may continue to generate gains or losses each quarter, until they are exercised. Other (expense) income also decreased in the three and nine months ended September 30, 2024 as compared to the prior year periods due to an increase in interest expense as a result of an increase in our borrowings during the current year.
Provision for Income Taxes
The income tax provision recorded for the three and nine months ended September 30, 2024 and 2023 is primarily related to our Austrian subsidiary and its Security Corporation subsidiary that holds a portion of our investment portfolio. We did not record a U.S. federal or state provision or benefit for income taxes in our consolidated statement of operations and comprehensive (loss) income for the three and nine month periods ended September 30, 2024 and 2023. For the nine months ended September 30, 2024, we generated net income and ordinary income. However, as we are projecting an ordinary loss before income taxes for the full year and have a full valuation allowance on our net operating loss carryforwards, we have not recorded a U.S. federal or state income tax expense or benefit for the three month and nine months ended September 30, 2024.

We continue to maintain a valuation allowance against all remaining net deferred tax assets. We believe that it is more likely than not that we will not realize a future tax benefit of these attributes as we expect to continue to generate operating losses. Ultimate realization of any deferred tax asset is dependent on the our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. We will continue to monitor the valuation allowance assessment throughout the year.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have funded our operations primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

ATM Sales Agreement — We have entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with certain investment banks (collectively the “Sales Agents”), pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock. To date, we have sold approximately $14.3 million of our common stock, net of offering costs, under the ATM Sales Agreement. Pursuant to our Registration Statement on Form S-3 that became effective on August 24, 2023 and the related ATM prospectus contained therein, we may offer and sell shares of our common stock having an aggregate offering price of up to an additional $75.0 million.

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

Hercules Loan Agreement —We have a Loan and Security Agreement, amended from time to time, with Hercules Capital, Inc. (the “Hercules Loan Agreement”). The Hercules Loan Agreement provides for a term loan facility of up to $115.0 million, under which we have borrowed an aggregate of $75.0 million of term loans to date, including $20.0 million in new borrowings during the nine months ended September 30, 2024, representing the maximum borrowings as of September 30, 2024. The term loan facility allows for $40.0 million in additional borrowings, which includes:
•an additional tranche of $7.5 million, is now available following the achievement of a certain clinical development-related milestone through 45 days following achievement of such milestone; and
•an additional tranche of up to $32.5 million, which will be available subject to approval by Hercules Capital, Inc. (“Hercules”) in its sole discretion.

Going Concern— We have evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Although we have an approved drug product, sales of our drug product over the next 12 months will not be sufficient to fund our operating expenses. Since inception, we have incurred significant operating losses and negative cash flows from operations and we expect to continue to generate operating losses and negative cash flows from operations for the foreseeable future. As of September 30, 2024, we had $135.0 million of cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $475.5 million. Net cash used in operating activities was $97.9 million for the nine months ended September 30, 2024.

We have a covenant (the “Minimum Cash Covenant”) under our Hercules Loan Agreement that requires us to maintain a minimum level of cash of $20 million through January 30, 2025 and a minimum level of cash equal to at least 20% of outstanding borrowings under the Hercules Loan Agreement thereafter. Based on our current operating plan, which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses, we believe there is a risk that we will not meet the conditions of the Minimum Cash Covenant within the 12 month period from the issuance date of these condensed consolidated financial statements. In such case, Hercules could accelerate the principal payments on the outstanding loans and we would not have sufficient cash, cash equivalents and short-term marketable securities to settle such obligations. Accordingly, management has concluded that this condition meets the standard for raising substantial doubt about our ability to continue as a going concern. We do not have adequate financial resources to fund our forecasted operating costs for at least one year after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
To alleviate the risk that we violate the Minimum Cash Covenant and to finance our future operations, we will need to raise additional capital, which cannot be assured. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, or other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Net income (loss)	$2.4	$(82.0)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(101.8)	7.5
Changes in operating assets and liabilities	1.5	5.7
Net cash used in operating activities	(97.9)	(68.8)
Net cash provided by (used in) investing activities	75.6	(10.0)
Net cash provided by financing activities	20.3	88.4
Net (decrease) increase in cash, cash equivalents and restricted cash	(2.0)	9.6
Cash, cash equivalents and restricted cash, beginning of period	100.2	123.0
Cash, cash equivalents and restricted cash, end of period	$98.2	$132.6

Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities was $97.9 million, primarily resulting from costs and operating expenses of $106.8 million, adjusted for noncash expenses of $7.7 million and changes in our operating assets and liabilities of $1.5 million. Non-cash expenses primarily include stock-based compensation expense, non-cash lease expense, amortization of intangible assets and non-cash interest expense. Net cash used in operations also excludes the gain on sale of a priority review voucher. Net cash used in operating activities for the nine months ended September 30, 2023 was $68.8 million, primarily resulting from our net losses of $82.0 million, adjusted for noncash expenses of $7.5 million. Net cash used in operating activities increased during the nine months ended September 30, 2024 as compared to the same period in the prior year primarily due to increases in our sales and marketing and commercialization expenses associated with the U.S. commercial launch of XOLREMDI.

Investing Activities
During the nine months ended September 30, 2024, cash provided by investing activities of $75.6 million included $105 million in proceeds from the sale of a priority review voucher obtained as a result of the approval of our drug product by the FDA. Cash outflows from investing activities included $7.0 million in license payments classified as the acquisition of an intangible assets and $22.1 million of net investments in short-term marketable securities. During the nine months ended September 30, 2023, cash used in investing activities included investments in short-term marketable debt securities.

Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2024 included $20.0 million of new borrowings on our loan facility. During the nine months ended September 30, 2023, net cash provided by financing activities was $88.4 million, consisting primarily of $60.4 million net proceeds from a private placement of equity securities and $22.5 million of new borrowings on our Hercules Loan Agreement.
Funding Requirements
Based on our cash, cash equivalents and marketable securities on hand as of September 30, 2024 and our current operating plan, we believe that our cash, cash equivalents and marketable securities will not allow us to fund operations for at least the next 12 months. In order to fund operations and satisfy the Minimum Cash Covenant in the Hercules Loan Agreement, we will be required to raise additional capital, which may be through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, or collaborations and strategic alliances.

During 2025, assuming no changes to our current operational expectations, we expect our expenses to be relatively consistent with our current operating expenses, excluding the sale of non-financial assets. Because of the numerous risks and uncertainties associated with the future sale of our approved drug product and the research, development, and commercialization of future product candidates, we are unable to estimate the exact amount of our funding requirements. Our short-term and long-term funding requirements will depend on and could increase significantly as a result of many factors, including:
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

During the three months ended September 30, 2024, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2023 as part of our Annual Report other than as updated in Note 2 of these condensed consolidated financial statements. Also see Note 2 under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended September 30, 2024.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses and have not generated significant revenue from product sales since our inception. We expect to continue to incur losses for the foreseeable future and we may never achieve or maintain profitability.
We are a commercial-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, become commercially viable, or maintain commercial viability. Since inception, other than during the three and nine months ended September 30, 2024, we have incurred significant operating losses. Our net losses were $101.2 million, $93.9 million and $88.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, and we expect to generate a net loss and negative operating cash flows in 2024. As of September 30, 2024, we had an accumulated deficit of $475.5 million. To date, we have funded our operations to date primarily with proceeds from sales of common stock, warrants, and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt, and borrowings under loan and security agreements. We have one product approved for commercial sale, XOLREMDI, upon which we depend almost entirely on to produce revenue. XOLREMDI, which has been approved for WHIM syndrome in the U.S., faces an unknown market size and growth potential and we have not generated significant revenue from product sales to date, and we may never achieve profitability.

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
•the scope, number, progress, duration, endpoints, cost, results and timing of clinical trials and nonclinical studies of our current or potential future product candidates, including in particular the scope, progress, duration, endpoints, cost, results and timing for completion of our Phase 3 clinical trial of mavorixafor for the treatment of chronic neutropenic disorders;
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

*Our operating plan and liquidity position will require substantial additional funding. Our history of recurring losses and anticipated expenditures could raise substantial doubts about our ability to continue as a going concern. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate any product development programs or commercialization efforts.
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

As of September 30, 2024, we have cash and cash equivalents of $97.4 million and marketable securities of $37.6 million. Although we have an approved drug product, sales of our drug product over the next 12 months will not be sufficient to fund our operating expenses. Our ability to continue as a going concern will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. We will require additional capital to sustain our operations, and to carry out our business plans thereafter, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our own future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured. We will also require additional capital to satisfy the covenant under our existing debt facility with Hercules Capital, Inc. and certain affiliated entities (“Hercules”) that requires that we maintain a minimum level of cash of $20.0 million through January 2025, and thereafter at a level greater than 20% of our outstanding borrowings under the Hercules Loan Agreement and subject to certain operational covenants. Based on our current cash flow projections, excluding additional sources of external financing, we anticipate that we will not be able to maintain the minimum cash required to satisfy this covenant for at least the next 12 month period following the issuance of these condensed consolidated financial statement. See also the risk factor titled “Our term loan contains restrictions that limit our flexibility in operating our business” below.

To finance our future operations, we will need to raise additional capital, which cannot be assured. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital when needed or in sufficient amounts or on terms acceptable to us, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts of one or more of our product candidates or one or more of our other research and development initiatives. In addition, when we need to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Any of these events could significantly harm our business, financial condition and prospects, and our stockholders could lose all or part of their investment in our company.
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
We test our goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. For example, as of December 31, 2021, our market capitalization, measured as the price of our common stock multiplied by shares of common stock outstanding, declined to below the value of our net assets, including goodwill. As a result of the sustained decline in the market price of our common stock, the fair value of our single reporting unit, measured based on our market capitalization as of December 31, 2021, was lower than its carrying value and we concluded that goodwill was impaired. Accordingly, we recorded an impairment charge of $9.8 million to reduce the carrying amount of goodwill to $17.4 million as of December 31, 2021. While we determined that there were no triggering events that indicated a potential impairment of goodwill as of September 30, 2024, future declines in the market value of our common stock may result in additional impairment charges being recorded.
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

In addition, we may experience delays in our current or future clinical trials, including our Phase 3 clinical trial of mavorixafor for the treatment of chronic neutropenic disorders. For example, as a result of the COVID-19 pandemic, we experienced delays in clinical trial site activation and slower patient enrollment in our clinical trials of mavorixafor for WHIM syndrome. Clinical trials may be delayed, suspended or terminated for a variety of reasons, including the following:
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
As of September 30, 2024, we had 143 full-time employees. As our development and commercialization plans and strategies develop, we may need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on our employees, including:
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

Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses (“NOLs”) and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. We have experienced multiple ownership changes since our inception and are finalizing a study to assess whether one or more of these ownership changes will limit the future use of our NOL carryforwards. Future ownership changes as defined by Section 382 may further limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

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
As noted above, the Hercules Loan Agreement also requires that we maintain a minimum level of cash of $20.0 million through January 2025, and thereafter at a level greater than 20% of our outstanding borrowings under the Hercules Loan Agreement and subject to certain operational covenants.

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
On August 13, 2024, we received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1.00 per share.

In accordance with the listing rules of Nasdaq, the Company has been given 180 calendar days, or until February 10, 2025 (the “Compliance Date”), to regain compliance with the minimum bid price requirement. If at any time before the Compliance Date, the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written notification to the Company that it complies with the minimum bid price requirement. If the Company is unable to regain compliance before the Compliance Date, the Company may be eligible for an additional 180 calendar days to satisfy the Bid Price Rule. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market with the exception of the Bid Price Rule, and will need to provide written notice of its intention to cure the deficiency during such additional compliance period, by effecting a reverse stock split, if necessary. If it appears to Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for the additional compliance period, and the Company does not regain compliance by the Compliance Date, Nasdaq will provide written notification to the Company that its Common Stock is subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

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
•we may lose the confidence of our customers, which would jeopardize our ability to continue our
•business as currently conducted;
•the price of our common stock will likely decrease as a result of the loss of market efficiencies
•associated with Nasdaq and the loss of federal preemption of state securities laws;
•holders may be unable to sell or purchase our securities when they wish to do so;
•we may become subject to stockholder litigation;
•we may lose the interest of institutional investors in our common stock;
•we may lose media and analyst coverage;
•our common stock could be considered a “penny stock,” which would likely limit the level of trading
•activity in the secondary market for our common stock; and
•we would likely lose any active trading market for our common stock, as it may only be traded on one of the over the-counter markets, if at all.

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
We are a “smaller reporting company” under the Exchange Act as of September 30, 2024. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million. As a smaller reporting company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. For so long as we remain a smaller reporting company, we are permitted and intend to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

X4 PHARMACEUTICALS, INC.
Date: November 13, 2024	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)