Form 10-K
period 2024-12-31
X4 Pharmaceuticals, Inc
filed 2025-03-26
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

On June 30, 2024, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $96 million based upon the closing sale price on the Nasdaq Capital Market reported on June 30, 2024. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Independent Registered Public Accounting Firm	PricewaterhouseCoopers LLP	Boston, Massachusetts, US	Firm ID	238
As of March 20, 2025, there were 173,662,376 shares of the registrant’s common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, (the “2025 Proxy Statement”) for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or to our future operations or financial performance. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this report, regarding, among other things:

•there can be no assurance that we will be able to regain compliance with Nasdaq’s listing requirements. If we do not regain compliance, our securities may be delisted, which could materially impact the market price and liquidity of our common stock and may adversely affect our ability to raise capital;
•the timing of and our ability to obtain and maintain regulatory approval of our existing product XOLREMDI (mavorixafor), or any product candidates that we may develop in the future, and any related restrictions, limitations, or warnings in the label of any approved product candidates;
•our ability to raise additional capital or achieve sufficient revenue to properly fund our business and operating plan as well as our ability to continue as a going concern;
•the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and related preparatory work and the period during which the results of the trials will become available, as well as our research and development programs;
•the potential benefits, including clinical utility, that may be derived from XOLREMDI or any of our product candidates;
•our plans to research, develop, manufacture and commercialize XOLREMDI or our product candidates;
•the timing of our regulatory filings for our product candidates, along with regulatory developments in the United States and other foreign countries;
•the size and growth potential of the markets for XOLREMDI and our product candidates, if approved, and the rate and degree of market acceptance of XOLREMDI and our product candidates, including reimbursement that may be received from payors;
•the benefits of U.S. Food and Drug Administration and European Commission designations, including, without limitation, Fast Track, orphan, and Breakthrough Therapy;
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

PART I
ITEM 1.     BUSINESS

Overview
We are a biopharmaceutical company developing and commercializing novel therapeutics for the treatment of rare diseases of the immune system. We have successfully developed our first product, mavorixafor, in its first indication. Mavorixafor is an orally available, small-molecule selective antagonist of chemokine receptor CXCR4. Due to its ability to increase the mobilization of mature, functional white blood cells from the bone marrow into the bloodstream, we believe that mavorixafor has the potential to benefit people with a range of immunodeficiencies – a therapeutic market that is principally served by injectable therapies frequently associated with treatment-limiting adverse events.

In April 2024, the U.S. Food and Drug Administration (“FDA”) approved mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI®, for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM syndrome (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) to increase the number of circulating mature neutrophils and lymphocytes. XOLREMDI is the first drug approved in the U.S. to treat patients with WHIM syndrome. We launched XOLREMDI in May 2024 and are currently marketing the drug in the U.S. through our X4 commercial team.

We believe that mavorixafor has the potential to provide therapeutic benefit across a variety of immune system disorders in addition to WHIM syndrome. As a result, following successful completion of a Phase 2 study evaluating mavorixafor in people with certain chronic neutropenic disorders, we have initiated a pivotal Phase 3 clinical trial of mavorixafor (the “4WARD” study) to evaluate the efficacy, safety, and tolerability of oral, once-daily mavorixafor with or without human granulocyte colony-stimulating factor (“G-CSF”) in people with congenital or acquired primary autoimmune and idiopathic chronic neutropenia who are experiencing recurrent and/or serious infections. The 52-week trial is a global, randomized, double-blind, placebo-controlled, multicenter study aiming to enroll 150 participants.

We are also seeking to commercialize mavorixafor outside of the U.S. To this end, we announced in January 2025 that our Marketing Authorisation Application (“MAA”) for mavorixafor in the treatment of WHIM syndrome was validated for review and is now under evaluation with the European Medicines Agency’s (“EMA”) Committee for Medicinal Products for Human Use. Also in January 2025, we announced that we entered into an exclusive licensing and supply agreement with Norgine Pharma UK Limited (“Norgine”) under which Norgine will commercialize mavorixafor in Europe, Australia, and New Zealand following any regulatory approvals in those territories. In February 2025, we announced that we had entered into an agreement with Taiba Middle East Fz LLC (“taiba rare”) to distribute and commercialize XOLREMDI for the treatment of WHIM syndrome in select Middle East and North African countries including Saudi Arabia, United Arab Emirates, Qatar, Oman, Kuwait, Bahrain, and Egypt following any regulatory approvals in those countries.

Our Focus
Since our inception, we have focused our business on the development of small-molecule, oral antagonists of the chemokine receptor CXCR4, or C-X-C receptor type 4. CXCR4 is a cell receptor that helps regulate the movement of immune cells within the body. CXCR4 receptor stimulation by its cognate ligand, CXCL12, has been shown to play a key role in the maturation and mobilization of white blood cells such as neutrophils, lymphocytes (including both B cells and T cells), and monocytes, into the bloodstream. Because antagonism of the CXCR4 receptor has been shown to increase the trafficking of white blood cells, we believe that therapeutic inhibition of the CXCR4/CXCL12 axis holds the potential to benefit people with a wide variety of diseases where there remain significant unmet needs, including chronic neutropenic disorders and certain types of cancer.

Our Commercial Product
Our deep understanding of the biology of the CXCR4 pathway has enabled us to successfully develop our first product, mavorixafor, in its first indication. In April 2024, we received FDA approval of mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI, for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM syndrome to increase the number of circulating mature neutrophils and lymphocytes. XOLREMDI is the first drug approved in the U.S. to treat patients with WHIM syndrome.

Mavorixafor has received multiple designations from global regulatory authorities in WHIM syndrome, including Breakthrough Therapy designation, Fast Track designation, and Rare Pediatric Disease designation by the FDA in the United States, and orphan designation in both the United States and European Union.

Concurrent with the U.S. approval of XOLREMDI and pursuant to its Rare Pediatric Disease designation, the FDA granted us a Priority Review Voucher (“PRV”) that we sold to another drug sponsor shortly thereafter in May 2024.

About WHIM Syndrome
WHIM syndrome is both a rare, combined immunodeficiency and a congenital neutropenic disorder in which the body’s immune system does not function properly and has trouble fighting infections. In many patients, WHIM is caused by “gain of function” variations in the single gene that encodes for the CXCR4 receptor. In healthy individuals, the CXCR4 receptor is typically internalized into the cell after CXCL12 binds to it, enabling the receptor to be appropriately recycled and the signaling to be diminished. In most WHIM patients, however, a genetic variation in the receptor gene prevents the post-binding internalization (normal recycling) of the receptor. As a result, the CXCR4 receptor is maintained on the surface of the cell and is exposed to the ligand, which creates a perpetual “on” signal and retention of white blood cells in the bone marrow where they are produced, leading to the chronic peripheral neutropenia and lymphopenia that are the clinical hallmarks of WHIM syndrome.

Genetic testing is typically used to diagnose WHIM syndrome to confirm the presence of a genetic variation in the CXCR4 receptor. The diagnosis of WHIM syndrome may occur at any age: about one-half of reported patients are diagnosed as children, primarily before the age of 18 years, with the other half diagnosed as adults, mostly between 18 and 40 years of age.

WHIM syndrome is named for its four common manifestations, although not all patients experience all symptoms, and not all symptoms are required for a diagnosis: Warts, related to infection with the Human Papilloma Virus (“HPV”), Hypogammaglobulinemia, a condition of low immunoglobulin (“IG”) levels, Infections, including both bacterial and fungal infections, and Myelokathexis, a hyper-dense population of immune cells in the bone marrow. These conditions reduce the body’s ability to achieve a healthy immune response. Left untreated, those with WHIM syndrome may experience debilitating and life-threatening complications, including an increased cancer risk, irreversible end-organ damage, and/or sepsis.

The incidence and prevalence of WHIM syndrome are not well established. We believe that this is due to the relatively recent elucidation of the genetics underlying WHIM syndrome, lack of universal or accessible genetic testing, and limited medical education and awareness of the disease, which is in part driven by the previous lack of available disease-modifying treatments. Based on a preliminary U.S. market research study sponsored by us and conducted by a third-party research firm, we believe that the prevalence of WHIM syndrome worldwide is significantly higher than previous registries suggest.
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

We also completed a study using artificial intelligence, interrogating a database of approximately 300 million American lives that included up to 10 years of insurance claims on diagnoses, drug treatments, procedures, and treatment pathways. This study suggested that there may be as many as 3,700 WHIM patients in the United States based on the WHIM-like phenotypes described.

While the costs of managing the chronic impact of WHIM syndrome are unknown, the per-patient cost of treating primary immunodeficiencies that are similar to WHIM syndrome, based on drug costs alone, exceeds $100,000 per year in the United States for therapies such as antibiotics, intravenous immunoglobulin (“IVIg”), subcutaneous immunoglobulin (“SCIg”) and/or injectable G-CSF, despite the limited effectiveness of these treatments. Beyond these estimated direct costs, other costs associated with direct and indirect management of the disease, such as repeated immunization, physician visits, or hospitalizations, have not been quantified but are likely to be significant.

To address the issue of accessible genetic testing related to WHIM syndrome, we sponsor a no-charge genetic testing and counseling program called PATH4WARD for individuals who may carry genetic variations known to be associated with chronic neutropenia or primary immunodeficiency disorders (“PIDs”), including WHIM syndrome.

Our U.S. Commercial Strategy and Marketing Efforts
We launched XOLREMDI in the U.S. in May 2024 and are currently marketing the drug through our X4 commercial team. We deployed a field force of Medical Science Liaisons (“MSLs”), Rare Disease Specialists (“RDSs”), and a nurse educator in the United States to drive education and awareness of WHIM syndrome and its diagnosis.

We are also hoping to increase awareness of WHIM syndrome among patients, physicians, and their support systems through our partnerships with key patient foundations, including the Jeffrey Modell Foundation, the International Patient Organisation for Primary Immunodeficiencies (“IPOPI”), and the Immune Deficiency Foundation (“IDF”).

To further our commitment to helping people with WHIM syndrome access XOLREMDI, we created our X4Connect™ program, which offers eligible U.S. patients dedicated support through provision of disease and treatment-related resources, help navigating insurance coverage, and copay assistance.

XOLREMDI is commercially available in the U.S. through our specialty pharmacy partner PANTHERx® Rare, which purchases our labelled drug product and dispenses such drug product to patients pursuant to prescriptions provided by healthcare providers. The specialty pharmacy also serves as our point of contact for inbound health care provider and patient inquiries, prescription processing, insurance investigation, and patient on-boarding.

4WHIM Phase 3 Trial Results
The U.S. approval of mavorixafor in WHIM syndrome was based on our successfully completed Phase 3 clinical trial, referred to as the 4WHIM trial. 4WHIM was a pivotal, global, randomized, double-blind, placebo-controlled, multicenter Phase 3 clinical trial designed to evaluate the efficacy and safety of mavorixafor in people with genetically confirmed WHIM syndrome. Originally designed to enroll 18-28 patients, the trial enrolled 31 participants aged 12 and older receiving either 200 or 400 mg mavorixafor or placebo orally once daily for 52 weeks; all participants then became eligible to receive treatment with mavorixafor in an open-label trial extension (“OLE”). More than ninety percent of participants opted to enroll in the OLE portion of the trial.

The primary endpoint of the 4WHIM trial was a clinically relevant reduction of duration of severe neutropenia as measured by the increase in time above threshold for absolute neutrophil count (“TAT-ANC”), which was defined as the number of hours during which the absolute neutrophil count was raised above a 500 cells per microliter threshold in peripheral blood. Secondary endpoints included time above threshold for absolute lymphocyte count (“TAT-ALC”) of ≥ 1,000 cells per microliter over a 24-hour period, a composite clinical efficacy endpoint for mavorixafor based on total infection score and total wart change score, total wart change score for mavorixafor, total infection score for mavorixafor; and a number of quality-of-life measurements and other exploratory endpoints.

Summary results from the Phase 3 4WHIM trial were as follows:
•Primary Endpoint: 4WHIM met its primary endpoint, with mavorixafor achieving clinical and statistical superiority over placebo (p<0.0001) when measuring the length of time that participants’ ANC remained above a clinically meaningful threshold of 500 cells per microliter (severe neutropenia) over 24-hour periods at 4 time points throughout the 52-week trial.
•Key Secondary Endpoint: 4WHIM also met a key secondary endpoint, with mavorixafor achieving clinical and statistical superiority over placebo (p<0.0001) when measuring the length of time that participants’ ALC remained above a clinically meaningful threshold of 1,000 cells per microliter (lymphopenia), over 24-hour periods at 4 time points throughout the 52-week trial.
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

Advancing Mavorixafor for WHIM Syndrome Outside of the U.S.
In January 2025, we announced that our MAA for mavorixafor in the treatment of WHIM syndrome was validated for review and is now under evaluation with the EMA’s Committee for Medicinal Products for Human Use. Following approval in the EU, if received, our partner Norgine, a leading European specialist pharmaceutical company, will be responsible for the commercialization of mavorixafor for the WHIM syndrome indication across the European Union (“EU”).

In addition, in December 2024, we announced that we had entered into an agreement with taiba rare for the distribution and commercialization of XOLREMDI for the treatment of WHIM syndrome in select Middle East countries including Saudi Arabia, United Arab Emirates, Qatar, Oman, Kuwait, Bahrain, and Egypt. taiba will lead the distribution, promotion, marketing, and sales of XOLREMDI within the territory, working jointly with X4 on key strategic decisions. Local regulatory filings for XOLREMDI approval will be based on X4’s registration dossier submitted to the FDA. Pending regulatory approvals in the region, taiba rare is expected to be able to provide XOLREMDI to WHIM patients through a named-patient (compassionate use) program that allows physicians to prescribe medicines approved in other countries to local patients when no other treatment options are available.

Developing Mavorixafor in Chronic Neutropenia
Due to its demonstrated ability to durably elevate levels of circulating white blood cells across multiple clinical trials, we believe that mavorixafor may be useful in the treatment of certain forms of chronic neutropenia.

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

•Our research into the estimated individuals in the U.S. diagnosed with chronic neutropenia confirmed that significant unmet medical needs exist despite the availability and use of G-CSF and, if our analysis is correct, this suggests a potential minimal addressable market for mavorixafor of approximately one third of this population, or approximately 15,000 individuals in the U.S., plus meaningful potential market expansion opportunities.

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

People living with chronic neutropenia have few treatment options and may be treated with G-CSF, an injectable therapy approved in the United States for the treatment of severe, chronic neutropenia. G-CSF is used to stimulate bone marrow to produce neutrophils. Side effects of G-CSF include disabling bone pain, which can be more severe in certain age groups. Additional, less common, treatment-limiting complications of chronic G-CSF administration include myelofibrosis and leukemia. In chronic neutropenia cases that are unresponsive to G-CSF, or if leukemia has developed, bone marrow transplants have been made with varying degrees of success. Bone marrow transplantation is often applied to severe neutropenia from bone marrow failure. Bone marrow transplants bring additional risks into the management of the disorders.

Clinical Trial Results to Date for Mavorixafor in Chronic Neutropenic Disorders
In 2022, we conducted a proof-of-concept Phase 1b open-label, multicenter study designed to assess the safety and tolerability of oral mavorixafor, with or without injectable G-CSF, in participants with chronic neutropenic disorders, including idiopathic, cyclic, and congenital neutropenia. Participants received a single dose of 400 mg oral mavorixafor to assess the magnitude of treatment response.

In September 2022, we announced positive results from this Phase 1b clinical trial, which enrolled a total of 25 participants:
•100% of study participants responded to treatment with a single dose of 400 mg of mavorixafor, alone or dosed concurrently with G-CSF:
▪Participants achieved a mean ANC increase at peak of >3,000 cells per microliter.
▪Consistent responses were seen across all of the chronic neutropenic disorders studied – idiopathic, cyclic, and congenital neutropenia.
•All neutropenic participants (n=14) reached normalized ANC levels (>1,500 cells per microliter):
▪When assessed as a monotherapy in participants with severe chronic neutropenia who were not being treated with G-CSF (n=6), a single dose of mavorixafor led to normalized ANC levels in all participants within 2 hours, with a mean ANC increase at peak of ~2,500 cells per microliter.
▪When assessed in participants with moderate or severe neutropenia despite being treated with G-CSF (n=8), 100% reached normalized ANC levels, suggesting the potential of mavorixafor to both normalize the neutrophil counts in patients with partial response to G-CSF and also to potentially enable the reduction or elimination of G-CSF dosing.
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

Following these positive results, an amendment to the Phase 1b clinical trial was initiated aiming to evaluate the use of daily oral mavorixafor with or without injectable G-CSF for up to 6 months in participants with chronic neutropenic disorders as a Phase 2 clinical trial. The completed Phase 2 study of mavorixafor was a six-month, open-label clinical trial that enrolled a total of 23 participants diagnosed with idiopathic, congenital, or cyclic chronic neutropenia.

The Phase 2 study results below are from the two study treatment groups: mavorixafor monotherapy (n = 10 at baseline) and mavorixafor in combination with injectable G-CSF (n=13 at baseline).
•Mavorixafor monotherapy: Consistent with previously presented analyses, results from participants receiving mavorixafor monotherapy showed that mavorixafor durably increased mean ANC from baseline, with mean ANC reaching normal levels at Month 3 (n=9) and Month 6 (n=8).
•Further analysis showed that those with severe CN achieved clinically meaningful increases in mean ANC levels out to six months (n=4), reaching levels typically targeted by physicians for patients with severe CN.
•Mavorixafor in combination with injectable G-CSF: In the study, physicians chose to reduce G-CSF dosing in nine of 12 (75%) eligible participants. Of those nine, eight had G-CSF reduced at the earliest timepoint permitted and three were taken completely off of G-CSF prior to their Month 6 visit.
•Mean reductions in G-CSF were 52% at Month 3 (n=8) and 70% at Month 6 (n=9), while mean ANC levels remained in the normal range.
•The three participants receiving mavorixafor who remained on stable doses of G-CSF maintained mean ANC levels in the normal range at all timepoints.
•Safety summary: Mavorixafor was generally well tolerated as a monotherapy and in combination with G-CSF, with no drug-related serious adverse events reported, consistent with previous clinical studies.

In addition, during the Phase 2 clinical trial, we conducted a sub-study comparing the mean percentage of functional neutrophils in samples from healthy donors (n=5) to participants in the Phase 2 study (n=9) using two common study methods. These results demonstrated that the mean percentage of functional circulating neutrophils in CN participants in this sub-study was comparable to that of healthy donors after six months of mavorixafor dosing. This was the first clinical demonstration that the neutrophils mobilized by mavorixafor are fully functional.

We are currently conducting a pivotal Phase 3 clinical trial of mavorixafor in people with certain chronic neutropenic disorders (the 4WARD study). The Phase 3 trial is a global, randomized, double-blinded, placebo-controlled trial assessing the safety and efficacy of once-daily oral mavorixafor, with or without stable doses of G-CSF, in people with idiopathic or congenital, acquired primary autoimmune, or idiopathic chronic neutropenia who are experiencing recurrent and/or serious infections. The 52-week trial is expected to enroll 150 participants aged 12 years and older with both an ANC less than 1,500 cells per microliter and 2 or more infections requiring intervention during the 12 months preceding the trial. The primary endpoint of the trial is a two-component endpoint that includes the annualized infection rate and ANC response in the mavorixafor-treated group versus the placebo group. Key secondary endpoints are expected to include analysis of the severity and duration of infections, antibiotic use, fatigue, and quality of life parameters.

Other Pipeline Candidates
We have also developed two pre-clinical candidates: X4P-003, a second-generation CXCR4 antagonist designed to have enhanced properties relative to mavorixafor, potentially enabling broader opportunities in CXCR4-dependent disorders and primary immunodeficiencies; and X4P-002, a CXCR4 antagonist with a unique distribution profile and a demonstrated ability to cross the blood-brain barrier. In accordance with our 2025 Restructuring (as defined below), these programs are currently paused.

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

Manufacturing
We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of mavorixafor or any of our other product candidates. We currently rely on and expect to continue to rely on, third parties for the manufacture of any of our product or product candidates.

We currently have a master services agreement, as amended from time to time, and a commercial supply agreement with Evotec A.G. (“Evotec,” previously known as Aptuit, Oxford), pursuant to which Evotec manufactures the active pharmaceutical ingredient (“API”) mavorixafor for use in our clinical and commercial supply.

We also have a master services agreement in place with Catalent Inc. (“Catalent”), which is our sole manufacturer for the final capsule drug product formulation of mavorixafor. The term of the master services agreement with Catalent expires on December 31, 2028 and may be terminated by (1) us upon 30 days-notice to Catalent or (2) by either party following a material breach by the other party that remains uncured for 30 days. We have entered into a commercial supply agreement with Catalent to support our global WHIM launch.

We obtain clinical and commercial supplies from Evotec and Catalent pursuant to typical industry-standard commercial and clinical supply agreements. We believe that both manufacturers have the capability and capacity to manufacture currently projected clinical trial supply and commercial volumes of mavorixafor.

License Agreements

License Agreement with Genzyme
In July 2014, we entered into a license agreement with Genzyme Corporation (“Genzyme”), a wholly owned subsidiary of Sanofi, pursuant to which we were granted an exclusive license to certain patent applications and other intellectual property owned or controlled by Genzyme related to the CXCR4 receptor to develop and commercialize products containing licensed compounds, including but not limited to, mavorixafor. Genzyme has retained the non-exclusive right to conduct preclinical research involving compounds in any field, including any fields licensed to us, but has not retained rights to conduct any clinical development or commercialization of those compounds identified in the agreement in any of the fields licensed to us. We are primarily responsible for the preparation, filing, prosecution, and maintenance of all patent applications and patents covering the intellectual property licensed to us under the agreement at our sole expense.

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

During 2024, we achieved a regulatory milestone: the approval by the FDA of our first NDA, for which $7.0 million has been paid. As of December 31, 2024, we are obligated to pay Genzyme future milestone payments in the aggregate amount of up to $13.0 million, contingent upon our achievement of certain late-stage regulatory and sales milestones with respect to licensed products, and tiered royalties based on net sales of licensed products that we commercialize under the Genzyme agreement. In January 2025, we achieved a regulatory milestone of $3.0 million, which was triggered upon notification of the acceptance by the EMA of our first drug application. Such regulatory milestone was paid in March 2025. The remaining regulatory milestone of $5.0 million is triggered upon the notification by the EMA of regulatory approval of our first drug application. We must also make one-time sales milestone payments of $0.5 million, $1.5 million and $3.0 million upon achieving cumulative net sales of $50 million, $150 million and $300 million, respectively. Upon the first potential sale of our drug candidate in the U.S., we have incurred a royalty on annual net sales at a rate of 6% up to $150 million, and would incur 10% on the portion of annual net sales between $150 million and $300 million, and 12% thereafter. We also incur royalties for certain sublicense fees that we earn from sublicensees of intellectual property (“IP”) that we license from Genzyme. For example, in January 2025 we entered into an exclusive licensing and supply agreement with Norgine whereby we sublicensed intellectual property, including IP that we license from Genzyme. Upon closing of the agreement, Norgine paid us a one-time, nonrefundable fee of €28.5 million for the transfer of such IP. Under our Genzyme agreement we owe a 15% royalty on this upfront payment and certain other regulatory and sales-based milestones that we earn under the Norgine license and supply agreement.

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

License Agreement with Georgetown University
In December 2016, we entered into a license agreement with Georgetown University (“Georgetown”) pursuant to which we obtained an exclusive, worldwide license to practice certain methods, and to make, have made, use, sell, offer for sale or import products, covered by licensed patent rights co-owned by Georgetown. The rights licensed to us are for all therapeutic, prophylactic, and diagnostic uses in all disease indications in humans and animals. We have the right to grant sublicenses of the licensed rights to third parties to the extent consistent with the terms of the Georgetown agreement.

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

License Agreement with Beth Israel Deaconess Medical Center
In December 2016, we entered into a license agreement with Beth Israel Deaconess Medical Center (“BIDMC”) pursuant to which we obtained an exclusive, worldwide license to make, have made, use, sell, offer for sale, and import of licensed products and certain processes covered by licensed patent rights co-owned by BIDMC and a nonexclusive royalty-free right to use certain information pertaining to any invention claimed in the licensed patents that is owned by BIDMC to develop, make, have made, use, have used, sell, have sold, and commercialize such licensed products and processes. The rights licensed to us are for all fields of use. We have the right to grant sublicenses of the licensed rights to third parties to the extent consistent with the terms of the BIDMC agreement.

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

Subject to customary rights of each party to earlier terminate the agreement, the term of the agreement is until the expiration of the royalty term on a region-by-region basis. Upon expiration (but not early termination) of the agreement, on a region-by-region basis, the licenses granted by X4 to Abbisko shall become fully paid-up, royalty free, irrevocable and perpetual. In the event for any reason (a) the parties have not entered into a manufacturing technology transfer agreement, or (b) the completion of the manufacturing technology transfer contemplated therein is not completed, in each case at least six (6) months prior to the expiration of this Agreement in its entirety, then X4 shall either (i) itself or through its affiliates or contract manufacturing organization for the licensed product provide commercial supply of such licensed product in the Abbisko territory to Abbisko after the Term (including, upon Abbisko’s request, commercial supply by a China contract manufacturing organization in mainland China) on the same terms as in the agreement or as otherwise negotiated in good faith and agreed upon by the parties, until the date that X4 or its affiliate or contract manufacturing organization completes the manufacturing technology transfer under clause (ii); or (ii) to the extent permitted under the upstream agreement, provide, or use commercially reasonable efforts to cause its affiliate or contract manufacturing organization to provide, the manufacturing technology transfer to Abbisko or a contract manufacturing organization designated by Abbisko at Abbisko’s cost; provided that, in any case X4’s obligations with respect to mainland China shall survive the expiration of the agreement for so long as X4 is the legal holder of the regulatory approval for such licensed product in mainland China.

Norgine Agreement
On January 13, 2025, we entered into a license and supply agreement with Norgine. Under the terms of the agreement, we granted Norgine the exclusive right to develop, manufacture and commercialize mavorixafor in Europe, Australia, and New Zealand. The agreement grants Norgine an exclusive license to (i) distribute, market and sell the our product mavorixafor for all indications in the European Economic Area, Switzerland, the United Kingdom, Australia and New Zealand (collectively, the “Territory”), following regulatory approval. Additionally, Norgine was granted a co-exclusive license to manufacture mavorixafor for the Territory within the field. The Company retains all rights to mavorixafor outside the Territory and specific reserved rights within the Territory. Norgine may grant sublicenses to its affiliates and certain third parties subject to the terms of the agreement, except that it may not sublicense the commercial rights granted under the agreement for certain countries without our explicit consent.

Pursuant to the terms of the Norgine Agreement, we shall receive the following payments from Norgine: (i) an upfront payment in the amount of €28.5 million (such payment was received in January 2025), (ii) up to €226.0 million upon the achievement of certain regulatory, commercial and sales milestones, and (iii) escalating double-digit royalties of up to mid-twenties on any future net sales in the Territory. The tiered royalty payments are subject to royalty stacking, and to a material reduction on a country-by-country basis if a generic version of mavorixafor becomes available in the applicable country. We and Norgine will collaborate closely on regulatory filings, while we continue to be responsible for the ongoing global, pivotal Phase 3 4WARD clinical trial evaluating mavorixafor in chronic neuropathy. Norgine will be responsible for all market access and commercialization activities and will eventually hold all marketing authorizations in the licensed territories. We will manufacture and supply mavorixafor to Norgine. Norgine shall be required to pay a supply price for the licensed product derived from the contract manufacturing organization costs plus a low double-teen digit of the contract manufacturing costs.

Subject to customary rights of each party to earlier terminate the agreement, the term of the agreement continues, on a country-by-country basis, until the later of: (i) the tenth (10th) anniversary of the first commercial sale of mavorixafor, (ii) expiration of regulatory market exclusivity of mavorixafor or (iii) expiration of the last-to-expire licensed patent in such country. The term of the agreement shall be automatically renewed for additional three year terms unless either party provides the other party written notice of its intent not to renew the Agreement at least one year prior to the applicable termination date of the agreement. In the event of automatic renewal, the royalty payment rate drops to a single digit royalty.

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

We file patent applications directed to our product candidates, preclinical compounds and related technologies to establish intellectual property positions on these compounds and their uses in disease. As of December 31, 2024, we owned or exclusively licensed 18 issued U.S. patents, 10 pending U.S. non-provisional patent applications, four pending U.S. provisional patent applications, and approximately 121 PCT and foreign patents and patent applications including in the following foreign jurisdictions: Austria, Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Eurasian Patent Organization, European Patent Office, Finland, France, Germany, Greece, Great Britain, Hong Kong, Hungry, India, Ireland, Israel, Italy, Japan, Kuwait, Mexico, Netherlands, New Zealand, Norway, Oman, Poland, Portugal, Qatar, Saudi Arabia, Slovakia, Slovenia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Turkey, and United Arab Emirates.

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

With respect to our lead product mavorixafor, as of December 31, 2024, we owned or exclusively licensed five issued U.S. patents and one pending U.S. non-provisional patent application that relate to mavorixafor composition of matter; two issued U.S. patents, three pending PCT applications, one pending U.S. non-provisional patent application, and 27 pending foreign patent applications that relate to methods of manufacturing mavorixafor, including certain key intermediate molecules; two issued U.S. patents and one pending U.S. non-provisional patent application that relate to the use of mavorixafor for treatment of patients with WHIM Syndrome; two pending U.S. non-provisional patent application, one pending PCT application, and one pending U.S. provisional patent application that relate to the use of mavorixafor for treatment of patients with conditions involving chronic neutropenia; and two U.S. issued patents, and three pending U.S. non-provisional patent applications, that relate to uses of mavorixafor in other fields, including oncology. The issued U.S. patents covering aspects of mavorixafor and its use, if all maintenance fees are paid, and pending applications, if granted and all maintenance fees paid, are expected to expire between 2024 and 2044, not including any (PTA), (PTE) or other extensions of term that may be available. With respect to foreign patent rights to mavorixafor, as of December 31, 2024, we had approximately 110 pending PCT and foreign patents and patent applications.

With respect to developmental compounds, including preclinical candidates for our X4P-002 and X4P-003 programs, as of December 31, 2024, we had five issued U.S. patents, four pending U.S. non-provisional patent applications, three pending U.S. provisional patent applications and three pending PCT patent applications. These issued patents, if all maintenance fees are paid, and pending applications, if granted and all maintenance fees paid, are expected to expire between 2024 and 2045, not including any (PTA), (PTE) or other extensions of term that may be available. With respect to foreign patent rights to our developmental compounds, including preclinical candidates for our X4P-002 and XP-003 programs, we have approximately 22 pending PCT and foreign patents and patent applications.

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

Pharmaceutical product development in the United States typically involves preclinical or other nonclinical laboratory and animal tests and the submission to the FDA of an Investigational New Drug (“IND”) application, which must become effective before clinical testing may commence. For commercial approval, the sponsor must submit adequate and well-controlled investigations demonstrating that the drug is safe for use under the conditions prescribed, recommended or suggested in the proposed labeling and providing substantial evidence, generally consisting of adequate, well-controlled clinical trials to establish that the drug will have the effect it purports or is represented to have under the conditions of use prescribed, recommended or suggested in the proposed labeling.

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

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In general, in Phase 1, the initial introduction of the drug into healthy human volunteers or, in some cases, patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug. The FDA may, however, determine that a drug is safe and effective based on one clinical trial plus confirmatory evidence. In some cases, the FDA may require post-market studies, known as Phase 4 studies, to be conducted as a condition of approval to gather additional information on the drug’s effect in various populations and any side effects associated with long-term use. Depending on the risks posed by the drugs, other post-market requirements may be imposed.

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

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

The FDA grants Rare Pediatric Disease designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and fewer than 200,000 individuals in the United States. A priority review voucher may be issued upon approval of an NDA for therapies developed to treat such rare pediatric diseases. Priority review vouchers may be redeemed to obtain priority review for any subsequent marketing application or be sold or transferred. Under amended statutory sunset provisions, after December 20, 2024, the FDA may award a priority review voucher for an approved rare pediatric disease product application only if rare pediatric disease designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. Congress may vote to reauthorize this program, but its future remains unknown at this time.

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

Brexit and the Regulatory Framework in the United Kingdom
The UK formally left the EU on January 31, 2020. As a result of the Northern Ireland Protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). A new framework named the Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. The MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland) and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide MA will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. However, although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK MA. There is now no pre-marketing authorization orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the UK market, i.e., the prevalence of the condition in UK (rather than the EU) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.

European Union Drug Development
In the EU, our future products may also be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the Regulation.

The Regulation overhauled the system of approvals for clinical trials in the EU. Specifically, it is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), and aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have also been established for the assessment of clinical trial applications.

European Union Drug Review and Approval
In the EU, medicinal products can only be commercialized after obtaining a marketing authorization (“MA”).

The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the EMA, and is valid throughout the entire territory of the EU and the additional countries of the European Economic Area (Iceland, Liechtenstein and Norway) (“EEA”). The centralized procedure is mandatory for certain types of products, including products produced by biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy, or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions or viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health in the EU.

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

European Union New Chemical Entity Exclusivity
In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon the grant of an MA and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MA application can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an MA for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained an MA based on an MA application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following the grant of an MA. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EU Members States can accept an application or grant an MA for a “similar medicinal product” for the authorized orphan indication. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. An MA may be granted to a similar medicinal product to an authorized orphan product in very select cases, such as if: (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the MA holder for the authorized orphan product consents to the authorization of the similar medicinal product; or (iii) the MA holder for the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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
•Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to reward improper performance generally may be governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages, or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

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

All of the aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union
The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

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

Since its enactment, there have been a number of judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, for example, the U.S. Supreme Court dismissed a judicial challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, the Inflation Reduction Act of 2022 (“IRA”), among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program (effective January 1, 2025) by capping the beneficiary maximum out-of-pocket cost at $2,000 per year and creating a new manufacturer discount program. The ACA continues to be subject to judicial or challenges and may be subject to legislative healthcare reform measures in the future. It is unclear how any such challenges and or healthcare reform measures will impact the ACA.

There has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several Presidential executive orders, Congressional hearings and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Congress has also passed additional reform measures. This includes the IRA, which, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) requires drug manufacturers to pay drug rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to the extent that drug prices increase faster than inflation. Under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication(s) is for that disease or condition. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions have taken effect progressively starting in fiscal year 2023, although the implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

In addition, the Trump Administration is likely to propose new regulations that reform healthcare delivery in the United States, including related to healthcare and drug costs and pharmacy benefit manager reform, among other areas, the effect of which on our business and the pharmaceutical industry in general is not yet known.

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

Human Capital Policies and Procedures
As of December 31, 2024, we had 143 full-time employees. Of these employees, 84 were engaged in research and development and 59 were engaged in selling, general and administrative functions. In February 2025, as part of the 2025 Restructuring, we implemented a net reduction of our employee headcount by 43 employees. All of our employees, for fiscal year 2024 were located in the United States or Vienna, Austria. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relationship with our employees to be good. As of March 1, 2025, we had approximately 100 employees in the United States.

Human capital is critical to our success. Our overarching human capital resource strategy is to recruit, hire, incentivize and retain employees consistent with our stage of operations and strategic objectives. We believe we offer our employees compensation that is competitive and consistent with the markets in which we operate, namely the Greater Boston metropolitan area. We supplement base cash employee compensation with awards of stock options and/or restricted stock units under our equity incentive plans. We review employee performance annually and our Compensation Committee approves associated merit increases and annual incentive bonus payments during the first quarter of the year annually. When needed, we augment our employee base with outside consultants who specialize in various fields.

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

We view our operations and measure our business as one reportable segment. All of the Company’s tangible assets are held in the United States. Refer to Note 2, Summary of Significant Accounting Policies, to our financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information.

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

Summary of Selected Risks Associated with Our Business

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report. Some of the more significant risks include the following:

•We have incurred significant losses and have not generated significant revenue from product sales since our inception and we cannot predict whether or when and if we will be able to generate meaningful revenues from sales of XOLREMDI at levels or on timing necessary to support our operational costs and commercial goals. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize XOLREMDI and to obtain marketing approval and commercialize of our product candidates, including mavorixafor, or other product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these potential product candidates, we are unable to predict the extent of any future losses and do not know when any of these potential product candidates will generate revenue for us, if at all. We expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

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

•We depend almost entirely on the success of our commercial product, XOLREMDI and on our development product candidate, mavorixafor, which we are advancing for the potential treatment of other chronic neutropenic disorders. We cannot be certain that we will be able to obtain regulatory approval for or successfully commercialize, mavorixafor for other chronic neutropenic disorders or any other product candidate for other indications.

•The regulatory review and approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our commercial product, XOLREMDI and product candidates, including additional indications for mavorixafor, our business will be substantially harmed.

•We depend on license agreements, including a license agreement with Genzyme, to permit us to use patents and patent applications. Termination of these rights or the failure to comply with obligations under these agreements could materially harm our business and prevent us from developing or commercializing our product candidates.

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

•The FDA and other domestic and foreign regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.

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
We are a commercial-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, become commercially viable, or maintain commercial viability. Since inception, other than during the three and nine months ended September 30, 2024, we have incurred significant operating losses. Our net losses were $37.5 million, $101.2 million, and $93.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, and we generated negative operating cash flows in each of these periods. As of December 31, 2024, we had an accumulated deficit of $515.4 million. To date, we have funded our operations to date primarily with proceeds from sales of common stock, warrants, and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt, and borrowings under loan and security agreements. We have one product approved for commercial sale, XOLREMDI, upon which we depend almost entirely on to produce revenue. XOLREMDI, which has been approved for WHIM syndrome in the U.S., faces an unknown market size and growth potential and we have not generated significant revenue from product sales to date, and we may never achieve profitability.

We expect to continue to incur significant expenses and operating losses for at least the next several years as we conduct additional clinical trials for our product candidates; continue to discover and develop additional product candidates; acquire or in-license other product candidates and technologies; maintain, expand and protect our intellectual property portfolio; hire additional clinical, scientific and commercial personnel; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; seek regulatory approvals for any product candidates that successfully complete clinical trials; further grow a sales, marketing and distribution infrastructure to commercialize XOLREMDI and any other products for which we may obtain regulatory approval; and add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts. We may encounter unforeseen expenses, difficulties, complications, delays, and/or other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

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

Although we have obtained marketing approval for, and have begun to commercialize one of our product candidates, we may never generate revenues that are significant enough to generate profits from operations. Even if we do generate profits from operations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to generate profits from operations and remain profitable would decrease our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in our value could also cause you to lose all or part of your investment.
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

As of December 31, 2024, we have cash and cash equivalents of $55.7 million and short-term marketable securities of $46.4 million. Although we have an approved drug product, sales of our drug product over the next 12 months will not be sufficient to fund our operating expenses. Our ability to continue as a going concern will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. We will require additional capital to sustain our operations, and to carry out our business plans thereafter, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce, restructure or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce, restructure or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our own future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Although we announced in February 2025 that, as part of our 2025 Restructuring, we expect to decrease annual spending by approximately $30–35 million and believe this will provide sufficient funds to support operations into the first half of 2026, there can be no assurance that these initiatives will be successful or that the anticipated funding will be adequate, which could materially affect our future operations.

While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured. We will also require additional capital to satisfy the covenant under our existing debt facility with Hercules Capital, Inc. and certain affiliated entities (“Hercules”) that requires that we maintain a minimum level of cash at a level greater than 20% of our outstanding borrowings under the Loan and Security Agreement, as most recently amended in August 2023 with Hercules Capital, Inc. (the “Hercules Loan Agreement”) and subject to certain operational covenants. Based on our current cash flow projections, excluding additional sources of external financing, we anticipate that we will not be able to maintain the minimum cash required to satisfy this covenant for at least the next 12 month period following the issuance of these consolidated financial statement. See also the risk factor titled “Our term loan contains restrictions that limit our flexibility in operating our business” below.

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
•the success of our exclusive licensing and supply agreement which Norgine and any potential regulatory and commercial milestone payments that we may receive under that agreement;
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

If we raise additional funds through licensing, collaboration or similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research and development programs or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financings or through licensing, collaboration or similar arrangements when needed, we may be required to delay, limit, reduce, restructure or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Changes in estimates regarding fair value of intangible assets may result in an adverse impact on our results of operations.
We test our goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. For example, as of December 31, 2021, our market capitalization, measured as the price of our common stock multiplied by shares of common stock outstanding, declined to below the value of our net assets, including goodwill. As a result of the sustained decline in the market price of our common stock, the fair value of our single reporting unit, measured based on our market capitalization as of December 31, 2021, was lower than its carrying value and we concluded that goodwill was impaired. Accordingly, we recorded an impairment charge of $9.8 million to reduce the carrying amount of goodwill to $17.4 million as of December 31, 2021. While we determined that goodwill was not impaired based on our quantitative test as of December 31, 2024, future declines in the market value of our common stock and additional funding may result in additional impairment charges being recorded.

Risks Related to Development of Our Product Candidates

We have not generated significant revenues from product sales since inception and may never become profitable. We may never be able to generate meaningful revenues from sales of XOLREMDI at levels or on timing necessary to support our investment and goals.
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
We depend almost entirely on the success of our commercial product, XOLREMDI, which has been approved for use in patients 12 years of age and older with WHIM syndrome in the U.S., and on our lead product candidate, mavorixafor, which we are developing for the potential treatment of other chronic neutropenic disorders. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, mavorixafor for chronic neutropenic disorders other than WHIM, or any other product candidate.
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
We are not permitted to market mavorixafor or any other product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries or jurisdictions, such as approval of the marketing authorization application in the European Union from the European Commission. Our future NDA submissions may receive a refusal to file response from the FDA, and even if filed by the FDA, we may receive a Complete Response Letter rather than approval for commercial marketing. In addition, we may be required by the FDA to conduct additional clinical trials and/or nonclinical studies to support potential approval. Successfully completing clinical trials and obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA, or a comparable foreign regulatory authority, may delay, limit or deny approval of mavorixafor for the treatment of other indications for many reasons, including, among others:
•disagreement with the design or implementation and sufficiency of our clinical trials;
•failure to demonstrate the safety and efficacy of mavorixafor or any other product candidate for its proposed indications and that;

•any clinical and other benefits of mavorixafor or any other product candidate outweigh its safety risks;
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

Our license agreement with Genzyme imposes upon us various diligence, payment and other obligations, including the obligation to pay Genzyme (i) future milestone payments in the aggregate amount of up to $13.0 million as of December 31, 2024, contingent upon our achievement of certain late-stage regulatory and sales milestones with respect to licensed products, of which we achieved a regulatory milestone of $3.0 million in January 2025 and paid in March 2025, (ii) our obligation to pay Genzyme tiered royalties based on net sales of licensed products that we commercialize under the agreement; and (iii) our obligation to pay Genzyme a certain percentage of cash payments received by us or our affiliates in consideration for the grant of a sublicense under the license granted to us by Genzyme.
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
•external business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including public health emergencies and geopolitical conflicts such as the war in Ukraine or in Gaza; or
•changes in governmental regulations or requirements.
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

Risks Related to the Marketing and Commercialization of Our Product Candidates

Our approved product and any future approved products may still face future development and regulatory difficulties and will be subject to extensive post-approval regulatory requirements. Additionally, our approved product and any future approved products could be subject to marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.
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

If we are unable to maintain effective sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product or product candidates, we may not be successful in commercializing our product candidates that have been approved.
Although we have built a sales or marketing infrastructure, as an organization we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for our approved product for which we retain sales and marketing responsibilities, we are continuing to build a focused sales and marketing infrastructure to sell XOLREMDI in the U.S. Although our management team has previous experience with such efforts, there can be no assurance that we will be successful in building these operations. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, we may not be able to generate product revenue and may not become profitable. We will also be competing with many companies that currently have extensive and well-funded sales and marketing operations. If any of our product candidates are approved, we may be unable to compete successfully against these more established companies.

There are risks involved both with establishing our own sales and marketing capabilities and with entering into arrangements with third parties to perform these services, such as the exclusive licensing and supply agreement we entered into with Norgine in January 2025. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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
The laws and regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted and, in some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might be subject to price regulations that delay our commercial launch of a product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in XOLREMDI or future product candidates, even if those candidates obtain marketing approval.

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

Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for XOLREMDI or any other product that we commercialize and, if coverage and reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for XOLREMDI may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, and any launch of a competitive product is likely to create downward pressure on the price initially charged. If reimbursement is not available or is available only to a limited degree, we may not be able to successfully commercialize XOLREMDI or any future product candidate for which we obtain marketing approval. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Risks Related to Government Regulation

Our relationships with customers and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to significant penalties, including administrative, civil and criminal penalties, contractual damages, reputational harm and diminished profits and future earnings.
We have an approved, commercialized product, and we are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in the jurisdictions in which we conduct our business. Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute XOLREMDI or any products candidates for which we obtain marketing approval in the future. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information received in the course of patient recruitment for clinical trials. See the section in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 entitled “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements.”

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on our operations may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval for our future product candidates, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements. Moreover, the U.S. Supreme Court’s June 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the U.S. government regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.

See the sections of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 entitled, “Business – Government Regulation – Pharmaceutical Coverage, Pricing and Reimbursement” and “Business – Government Regulation – Healthcare Reform.”

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key personnel, and substantial leadership, personnel, and policy changes could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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

Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product or product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates or any products that we may eventually commercialize in accordance with our specifications), and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product or product candidates that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections for compliance with cGMP requirements. Manufacturers and other parties in the supply chain also must meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Changes to the manufacturing process are strictly regulated and often require prior FDA or other regulatory authority approval before being implemented. FDA requirements also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, the manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates or products if they are approved in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

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

The recent restructuring changes in our business may make it more difficult to attract and retain qualified personnel. We cannot guarantee we will achieve our goals or that our actions will result in expected benefits to our business.

We will need to scale the size of our organization, and we may experience difficulties in managing this reduction in size.
As of December 31, 2024, we had 143 full-time employees. In February 2025, we implemented a strategic restructuring of our business operations, workforce and capital spending to focus efforts on advancing mavorixafor to treat those with chronic neutropenia, while also optimizing its U.S. promotion of XOLREMDI (the “2025 Restructuring”). As part of the 2025 Restructuring, we implemented a net reduction of our employee headcount by 43 employees, or approximately 30% of our total workforce. The strategic restructuring activities include (i) discontinuing of research efforts, (ii) closing the Company’s facility in Vienna, Austria, (iii) pausing pre-clinical drug candidate programs, (iv) scaling the U.S. commercial field team and supporting roles across the Company and (v) streamlining other spending to support the ongoing clinical development of mavorixafor for the larger population of those with chronic neutropenia. The Company estimates that the workforce reduction will be substantially completed in the first quarter of 2025. As we pause our development and scale our commercialization plans and strategies back, we may lack adequate managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place, after the 2025 Restructuring, may not be adequate to support future operations.

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

Our internal information technology systems and infrastructure, or those of our contractors, consultants, or other third parties, may be subject to cyber attacks, or data breaches, compromises, or other security incidents, which could result in additional costs, loss of revenue, significant liabilities, harm to our reputation, and disruption of our development programs and operations.
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

Additionally, despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. Like other companies in our industry, we, and our third party vendors, have experienced, and will continue to experience, cybersecurity threats and incidents relating to our information technology systems and infrastructure.

In addition, we have implemented a work model that has enabled substantially all of our employees to periodically work remotely, which may make us more vulnerable to cyberattacks. Any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research, development and commercialization activities, process and prepare company financial information, manage various selling, general and administrative aspects of our business and damage our reputation, in addition to possibly requiring substantial expenditures of resources to remedy, any of which could adversely affect our business. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information our development and commercialization efforts could be delayed and we could be required to notify impacted stakeholders (including affected individuals, regulators and investors) what could lead to significant liability through litigation and regulatory investigations and enforcement actions, including under state (e.g., state breach notification and consumer protection laws), federal (e.g., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”)), and international law (e.g., the GDPR).

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
Our net operating loss (“NOL”) carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2024, we had U.S. federal and state NOLs of $372.9 million and $374.2 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act.

Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses (“NOLs”) and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. We have completed a Section 382 study that has identified ownership changes that will limit the future use of our NOL carryforwards. See Note 16, Income Taxes, for a further discussion of these limitations. Future ownership changes as defined by Section 382 may further limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

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
As noted above, the Hercules Loan Agreement also requires that we maintain a minimum level of cash of greater than 20% of our outstanding borrowings under the Hercules Loan Agreement and subject to certain operational covenants.

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
On August 13, 2024, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1.00 per share.

In accordance with the listing rules of Nasdaq, the Company was given 180 calendar days, or until February 10, 2025, to regain compliance with the minimum bid price requirement. On February 2, 2025, we submitted a letter to Nasdaq requesting an additional 180 day compliance period and in this letter, per Nasdaq’s rules, we noted our intention to cure the deficiency during such additional compliance period, by effecting a reverse stock split, if necessary. We were granted an additional 180 days to regain compliance (the “Compliance Date”). If at any time before the Compliance Date, the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written notification to the Company that it complies with the minimum bid price requirement. If the Company is unable to regain compliance before the Compliance Date, Nasdaq will provide written notification to the Company that its Common Stock is subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

If we fail to regain compliance with the Nasdaq continued listing standards, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

The notification has no immediate effect on the listing of our common stock on Nasdaq.

On March 14, 2025, we filed a preliminary proxy indicating our intent to seek shareholder approval to effect a reverse stock split of the outstanding shares of our Common Stock at any time by a ratio of not less than one-for-fifteen and not more than one-for thirty, with the specific ratio to be fixed within this range by the Board in its sole discretion without further stockholder approval (the “Proposal”). We intend to hold the special meeting of stockholders to vote on the Proposal on April 17, 2025. There is no guarantee that the stockholders of the Company will approve the reverse stock split or that the Board will effect the reverse stock split if it is approved by the stockholders. The exact timing of effecting the reverse stock split, if it is approved by the stockholders, will be determined by the Board in its sole discretion. Furthermore, the Company can provide no assurance that the reverse stock split, if effected, will result in a permanent increase in the trading price of our common stock.

If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal Nasdaq’s delisting determination. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq, that such appeal would be successful.

There can be no assurance that the Company will be successful in maintaining the listing of our common stock on the Nasdaq Global Market. If we fail to meet the continued listing requirements of Nasdaq, we could face significant material adverse consequences, including: (1) a limited availability of market quotations for our securities; (2) reduced liquidity with respect to our securities; (3) a determination that our shares are a “penny stock” if they are not already determined to be a “penny stock” at the time of such failure to meet such requirements, which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; (4) a limited amount of news and analyst coverage for us; and (5) a decreased ability to issue additional securities or obtain additional financing in the future.

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

As part of our cybersecurity risk management program, we take a risk-based approach to the evaluation of third-party vendors, and apply mitigations and processes based on our evaluation of the sensitivity of the data accessed by the vendor and the maturity of the vendor’s programs. Our vendor evaluation procedures include, as appropriate, the review of vendors’ SOC 2 Type 2 reports and a vendor security questionnaire.

Governance Related to Cybersecurity Risks
Our Director of Infrastructure, Operations and Cybersecurity, who has over ten years of experience managing organizational operations, security and infrastructure, manages the Company’s cybersecurity program. We have a cyber subcommittee (the “Subcommittee”), which includes members of our finance, legal, and IT departments, that meets periodically to discuss the Company’s ongoing cybersecurity efforts. The Subcommittee reports to the Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), who report outputs from the Subcommittee regarding potential cybersecurity risks to the Company’s executive team and the board. The Director of Infrastructure, Operations & Cybersecurity is responsible for the day-to-day monitoring and remediation of cybersecurity risks.

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

ITEM 2.     PROPERTIES
We lease approximately 28,000 square feet of office space at 61 North Beacon Street, 4th Floor, Boston, Massachusetts, which serves as our corporate headquarters. The lease expires on November 30, 2026. The base monthly payment on the lease is approximately $91 thousand as of December 31, 2024, subject to specified annual increases of approximately 3% during the term of the lease and not including operating expenses, certain utilities, taxes and insurance for which we are responsible. We have the right to sublease the premises, subject to landlord consent and we have the right to renew the lease for an additional five years at the then-prevailing effective market rental rate.

We lease approximately 1,200 square meters of laboratory and office space in Vienna, Austria under a lease that will expire in March 2028, with a monthly payment of approximately $24 thousand.
ITEM 3.     LEGAL PROCEEDINGS

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2024, we were not party to any legal proceedings.
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
Holders of Our Common Stock
As of March 13, 2025, there were 48 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
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

For the discussion of the financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K filed with the SEC on March 21, 2024.
Overview
We are a biopharmaceutical company discovering, developing, and commercializing novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system. On April 29, 2024, we announced that the U.S. FDA approved our NDA for mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI, for use as an oral, once-daily therapy in patients aged 12 years of age and older with WHIM (warts, hypogammaglobulinemia, infections, and myelokathexis) syndrome, to increase the number of circulating mature neutrophils and lymphocytes. WHIM syndrome (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis) is a rare combined primary immunodeficiency and chronic neutropenic disorder. Concurrent with the U.S. approval of XOLREMDI and pursuant to its Rare Pediatric Disease designation, the FDA granted us a PRV that we sold to another drug sponsor shortly thereafter.

XOLREMDI Commercial Launch
We are currently engaged in our U.S. launch of XOLREMDI in WHIM syndrome, continuing our engagements with physicians and rare disease patient advocacy organizations and our disease-awareness campaign to further the understanding of WHIM syndrome and educate patients and physicians on the importance and benefits of early diagnosis. We have entered into agreements with a third-party logistics organization and a specialty pharmacy to support the distribution of XOLREMDI in the U.S., to mitigate barriers to product access, and to provide a suite of patient support services to help patients through their treatment journey. We submitted a Marketing Authorisation Application (“MAA”) to the European Medicines Agency (“EMA”) in early 2025 seeking regulatory approval to commercialize mavorixafor for WHIM syndrome outside of the U.S. Such MAA was accepted for processing by the EMA in January 2025. As discussed further below, on January 13, 2025, we entered into a License and Supply Agreement (the “Norgine Agreement”) with Norgine Pharma UK Limited (“Norgine”), pursuant to which Norgine is granted an exclusive license to distribute, market and sell our drug product for all indications in the European Economic Area, Switzerland, the United Kingdom, Australia and New Zealand. In February 2025, we announced that we had entered into an agreement with taiba rare to distribute and commercialize XOLREMDI for the treatment of WHIM syndrome in select Middle East and North African countries. We continue to explore additional potential commercial and distribution opportunities in geographies where we may be able to efficiently leverage any of our regulatory approvals.

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

Phase 3 Clinical Trial in Chronic Neutropenia
We continue to progress our global, pivotal Phase 3 clinical trial, (the “4WARD” study) to evaluate the efficacy, safety, and tolerability of oral, once-daily mavorixafor (with or without stable doses of G-CSF) in people with congenital, acquired primary autoimmune, or idiopathic CN who are experiencing recurrent and/or serious infections. The 52-week trial is a randomized, double-blind, placebo-controlled, multicenter study aiming to enroll 150 participants. We believe we are on track to complete enrollment in the 4WARD study in the third or fourth quarter of 2025.

We believe that successfully developing and commercializing mavorixafor to provide a new therapeutic option to individuals diagnosed with certain immunodeficiencies has the potential to revolutionize the current treatment landscape, which is principally served by injectable and infused therapies.

2025 Restructuring
In February 2025, we implemented a strategic restructuring of our business operations, workforce and capital spending to focus efforts on advancing mavorixafor to treat those with chronic neutropenia, while also optimizing its U.S. promotion of XOLREMDI (the “2025 Restructuring”). As part of the 2025 Restructuring, we implemented a net reduction of our employee headcount by 43 employees, or approximately 30% of our total workforce. The strategic restructuring activities include (i) discontinuing of research efforts, (ii) closing of our facility in Vienna, Austria, (iii) pausing pre-clinical drug candidate programs, (iv) scaling the U.S. commercial field team and supporting roles across our business and (v) streamlining other spending to support the ongoing clinical development of mavorixafor for the larger population of those with chronic neutropenia. We estimate that the workforce reduction will be substantially completed in the first quarter of 2025. We estimate that it will incur charges of approximately $3.0 million for severance and other employee termination-related costs, primarily in the first quarter of 2025. We expect the 2025 Restructuring will decrease annual spending by $30 to 35 million and believe it will have sufficient funds to support operations into the first half of 2026. The estimate of costs that we expect to incur related to the 2025 Restructuring as well as the decrease in annual spending, and the timing thereof are subject to a number of assumptions and actual results may differ.

We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the actions described for the 2025 Restructuring above.

Norgine Agreement
On January 13, 2025, we entered into the Norgine Agreement, pursuant to which Norgine is granted an exclusive license to distribute, market and sell our product mavorixafor for all indications in the European Economic Area, Switzerland, the United Kingdom, Australia and New Zealand following regulatory approval. Pursuant to the terms of the Norgine Agreement, we received an upfront payment of €28.5 million upon signing of the agreement and could receive up to €226.0 million upon the achievement of certain regulatory, commercial and sales milestones. We will also receive escalating, double-digit royalties of up to mid-twenties on any future net sales of our drug product by Norgine. Norgine will be responsible for all market access and commercialization activities and will eventually hold all marketing authorizations in the licensed territories. We will manufacture and supply drug product to Norgine for a supply price derived from our product manufacturing cost plus a low double-teen digit margin.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes the results of our operations for the periods indicated:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Product revenue, net	$2,557	$—	$2,557
Costs and operating expenses:
Cost of revenue	797	—	797
Research and development	81,643	72,017	9,626
Selling, general and administrative	61,518	35,505	26,013
Gain on sale of non-financial asset	(105,000)	—	(105,000)
Total operating expenses	38,958	107,522	(68,564)
Loss from operations	(36,401)	(107,522)	71,121
Total other (expense) income, net	(739)	6,433	(7,172)
Loss before provision for income taxes	(37,140)	(101,089)	63,949
Provision for income taxes	310	78	232
Net loss	$(37,450)	$(101,167)	$63,717
Product Revenue, Net
Net revenue from the sale of our drug product was $2.6 million for the year ended December 31, 2024. There was no product revenue in the prior periods. We sell our approved drug product in the U.S. to a specialty pharmacy that dispenses the product to patients who have been prescribed our drug product by their health-care providers. We also sell our drug product through international distributors. There were no sales to international distributors for the year ended December 31, 2024. Net revenue includes reserves for distributor discounts, estimated rebates that we may owe to U.S. government payors, future co-pay assistance payments that we may owe for patients who enroll in our patient assistance program, and for potential product returns. As we have just recently launched our first drug product in the U.S. in 2024, we have limited history of returns or downstream rebates or co-pay assistance payments. Therefore, we expect to adjust these estimates quarterly as new information becomes available.

Cost of Revenue
For the year ended December 31, 2024, cost of revenue was $0.8 million. There was no cost of revenue in prior periods.
Cost of revenue primarily consists of $0.5 million of amortization of an intangible asset related to accrued and paid milestone payments associated with our Genzyme license agreement, $0.2 million of sales-based royalty payments accrued and paid under our Genzyme license agreement, and $0.1 million of drug product costs.

Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates, including employee salaries and related expenses for personnel in our clinical operations, biostatistics, medical affairs, manufacturing and technical, quality and regulatory affairs departments; external expenses incurred in connection with the clinical development of our product candidates, including under agreements with third parties, such as consultants and contract research organizations (“CROs”); the cost of manufacturing drug products for use in our clinical trials, including under agreements with third parties, such as consultants and contract manufacturing organizations (“CMOs”); facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance; and costs related to compliance with regulatory requirements. We expense research and development costs as incurred. We capitalized as intangible assets certain milestone payments due under our key in-license agreement.

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Direct research and development expenses by product candidate:
Mavorixafor (X4P-001)	$41,483	$41,163	$320
X4P-002	159	(34)	193
X4P-003	150	75	75
Unallocated expense	39,851	30,813	9,038
Total research and development expenses	$81,643	$72,017	$9,626

Research and development expenses increased by $9.6 million for the year ended December 31, 2024, as compared to the prior year primarily due to an increase in unallocated expense. Unallocated expense increased primarily due to an increase in personnel within our research and development functions, primarily in our clinical operations, biostatistics, medical affairs, manufacturing and technical, and quality organizations.

We expect that our research and development expenses, particularly for our mavorixafor programs, will be relatively consistent over the next several years as we continue to conduct our clinical trials of mavorixafor in chronic neutropenic disorders. Research and development expenses related to our X4P-002 and X4P-003 programs was not significant in 2024 or 2023 relative to our overall research and development expenses.

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

Selling, general and administrative expenses increased by $26.0 million to $61.5 million for the year ended December 31, 2024 as compared to $35.5 million in the prior year. The increase in selling, general and administrative expense was primarily due to an increase of $15.2 million in selling and marketing expenses, including increases in sales and marketing personnel and external marketing costs to support the ongoing launch activities of our approved product, XOLREMDI in the U.S. Selling, general and administrative expenses also increased due to an increase of $10.8 million in general and administrative expenses, primarily due to higher legal, corporate communications, accounting, information technology, and professional service costs associated with the ongoing commercialization of our drug product.

Gain on Sale of Non-Financial Asset
During the year ended December 31, 2024, we entered into contractual arrangement with a third party that transferred the rights to a Priority Review Voucher (“PRV”) awarded to the Company as a result of the FDA’s approval of XOLREMDI. The PRV was accounted for as an intangible asset with no accounting cost basis. The third party purchased the PRV for $105.0 million. As a result of the transfer of control of the PRV to the third party, the Company derecognized the associated intangible asset and recorded a gain through “gain on transfer of nonfinancial assets.” There was no such transaction in year ended December 31, 2023 and we do not expect similar PRV sales in the future.

Operating Expenses
Our operating expenses decreased by $68.6 million for the year ended December 31, 2024 as compared to the prior year. Excluding the impact of the PRV sale, operating expenses increased $36.4 million in the current year as compared to the prior year, primarily due to an increase in head count to support our U.S. launch of XOLREMDI and to support our 4WARD clinical trial. As a result of the strategic restructuring of our workforce and capital spending to focus efforts on advancing mavorixafor to treat those with chronic neutropenia, while also optimizing its U.S. promotion of XOLREMDI, we expect that our operating expenses will decrease by approximately $30.0 million to $35.0 million in 2025.

Other (Expense) Income, Net

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Interest income	$5,769	$4,582	$1,187
Interest expense	(8,768)	(5,777)	(2,991)
Change in fair value of warrant and derivative liabilities	1,928	7,074	(5,146)
Research and development incentive program	659	553	106
Foreign currency (losses) gains	(327)	1	(328)
Total other (expense) income, net	$(739)	$6,433	$(7,172)

The increase in other (expense) income, net, of $7.2 million for the year ended December 31, 2024 as compared to 2023 was primarily due (i) lower income resulting from the decrease in the fair value of outstanding Class C warrants, which are accounted for as a liability and are remeasured to fair value each period, as compared to the prior year and, (ii) an increase in interest expense associated with the Hercules Loan agreement due to more borrowings outstanding during the current period. These increases were partially offset by higher interest income earned in the current year on our marketable security portfolio as compared to the prior year.
Income Taxes
For the year ended December 31, 2024, we recorded an income tax provision of $0.3 million related to our U.S. operations and related to our Austrian subsidiary. Our tax provision in the year ended December 31, 2023 was related to our U.S. security corporation, which holds our investment portfolio, and our Austrian subsidiary. During the current year, our U.S. entity generated taxable income due to the sale of a PRV voucher, which generated $105.0 million of taxable income, and product revenue, partially offset by available deductions, net operating loss carryforwards and available research and development credits. Our net operating loss carryforwards were limited under IRC 382 due to several qualifying changes in ownership resulting from certain of our equity financings and therefore we were not able to fully offset our taxable income in the current year. We do not expect to record a significant income tax benefit or expense for several years until such time as we begin to generate meaningful and sustained taxable income in our U.S. jurisdiction.

Liquidity and Capital Resources
Sources of Liquidity
To date, we have funded our operations primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

ATM Sales Agreement — On August 7, 2020, we have entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with B. Riley Securities, Inc., Cantor Fitzgerald & Co., and Stifel, Nicolaus & Company, Incorporated (collectively the “Sales Agents”), pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock having an aggregate offering price of up to $75 million. To date, we have sold approximately $14.3 million of our common stock, net of offering costs, under the ATM Sales Agreement.

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

Public and Private Equity Offerings — Over the past several years we have funded our operations primarily from sales of common stock, warrants and prefunded warrants through both public offerings and private placements. For example, In March 2022, we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock in a private placement for gross proceeds of $3.0 million, before offering expenses. In June 2022, we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock in a private placement for gross proceeds of $55.7 million, before offering expenses. In December 2022, we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock in a public offering for gross proceeds of $65.1 million, before offering expenses. In May 2023, we sold shares of common stock and, in lieu of common stock, pre-funded warrants to purchase shares of common stock in a private placement for gross proceeds of $65.0 million, before offering expenses.

Hercules Loan Agreement — We entered into a Loan and Security Agreement, as most recently amended in August 2023 with Hercules Capital, Inc, (the “Hercules Loan Agreement”). The Hercules Loan Agreement provides for an aggregate term loan facility of up to $107.5 million, less $75.0 million borrowed to date. Additional borrowings are subject to approval of the lender in its sole discretion. Borrowings under the Hercules Loan Agreement accrues interest at a variable rate equal to the greater of (i) 10.15% or (ii) 3.15% plus the Wall Street Journal prime rate and are repayable in monthly interest-only payments through March 1, 2027, and in equal monthly payments of principal and accrued interest until July 1, 2027, which is the maturity date of the loans. The Hercules Loan Agreement requires that we maintain a minimum level of cash of $15.0 million, representing 20% of outstanding borrowings under the Hercules Loan Agreement, and we must comply with certain financial performance milestones.

PRV Sale— As noted above, during the year ended December 31, 2024 we sold a PRV for $105 million to a third party. We do not expect to recognize similar PRV sales in the future.

Norgine Agreement— As noted above, on January 13, 2025, we entered into the Norgine Agreement, pursuant to which we received an upfront payment of €28.5 million in January 2025. Receipt of the upfront payment obligated us to process a sublicense royalty of approximately $4.5 million to Genzyme.

Going Concern— Although we have an approved drug product, sales of the our drug product over the next 12 months will not be sufficient to fund our forecasted operating expenses. Since inception, we have incurred significant operating losses and negative cash flows from operations. As of December 31, 2024, we had $102.1 million of cash, cash equivalents and short-term marketable securities and an accumulated deficit of $515.4 million. For the year ended December 31, 2024, our net losses were $37.5 million and net cash used in operating activities of $130.9 million.

We have a covenant (the “Minimum Cash Covenant”) under our Hercules Loan Agreement that effective January 31, 2025 requires that we maintain a minimum level of cash of $15 million, representing 20% of outstanding borrowings under the Hercules Loan Agreement. Based on our current operating plan, which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses, we believe there is a risk that we will not meet the conditions of the Minimum Cash Covenant within the 12-month period from the issuance date of these consolidated financial statements. In such case, Hercules could accelerate the principal payments on the our outstanding loans and we potentially would not have sufficient cash, cash equivalents and short-term marketable securities to settle such obligations. Accordingly, we have concluded that this condition meets the standard for raising substantial doubt about the our ability to continue as a going concern.

To alleviate the risk that the we violate the Minimum Cash Covenant and to finance our future operations, we will need to raise additional capital, which cannot be assured, and/or modify such Minimum Cash Covenant. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, or other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net loss	$(37,450)	$(101,167)
Adjustments to reconcile net loss to net cash used in operating activities	(96,126)	4,311
Changes in operating assets and liabilities	2,675	344
Net cash used in operating activities	(130,901)	(96,512)
Net cash provided by (used in) investing activities	66,990	(14,883)
Net cash provided by financing activities	20,294	88,516
Impact of foreign exchange on cash and restricted cash	(156)	99
Net decrease in cash, cash equivalents and restricted cash	(43,773)	(22,780)
Cash, cash equivalents and restricted cash, beginning of period	100,248	123,028
Cash, cash equivalents and restricted cash, end of period	$56,475	$100,248

Operating Activities:  During the year ended December 31, 2024, net cash used in operating activities was $130.9 million, primarily resulting from our operating losses and other (expense) income, net, of $142.5 million adjusted for noncash expenses of $8.9 million and changes in our operating assets and liabilities of $2.7 million. Noncash expenses primarily include stock-based compensation expense of $8.2 million and non-cash lease expense of $1.6 million, partially offset by $1.9 million of non-cash gains on the change in fair value of our Class C Warrant liability. The change of $2.3 million in operating assets and liabilities was primarily due to an increase in accrued expenses due to the timing of an operational milestone payment related to our Genzyme license and increased accrued expenses related to our ongoing clinical trials, partially offset by increases in accounts receivable and inventory. Cash used in operating activities was higher for the year ended December 31, 2024 as compared to the prior year primarily due to higher net losses in the current year.
Investing Activities:  During the year ended December 31, 2024, net cash provided by investing activities was $67.0 million, primarily due $105.0 million of cash from the sale of a PRV, partially offset by net investments in short-term marketable securities. Cash used in investing activities for the year ended December 31, 2023 was primarily related to net investments in short-term marketable securities.
Financing Activities:   During the year ended December 31, 2024, net cash provided by financing activities was $20.3 million, consisting primarily of proceeds borrowed on our Hercules Loan Agreement. During the year ended December 31, 2023, net cash provided by financing activities was $88.5 million, primarily due to $60.0 million of proceeds from the sale of our common stock and pre-funded warrants, borrowing net of repayments and issuance costs of $19.8 million on our Hercules Loan Agreement, and $8.7 million of proceeds from warrant exercises.
Material Capital Requirements
Debt Obligations
See Note 10 of the consolidated financial statements and in “Sources of Liquidity” above for a description of our debt obligation.
Lease Obligations
We have long-term lease obligations for office and laboratory space. Non-cancellable lease obligations are $1.4 million in 2025, $1.3 million in 2026, and $0.3 million thereafter.

Funding Requirements
Based on our cash, cash equivalents and marketable securities on hand as of December 31, 2024 and our current operating plan, we believe that our cash, cash equivalents and marketable securities will not allow us to fund operations for at least the next 12 months. In order to fund operations and satisfy the Minimum Cash Covenant in the Hercules Loan Agreement, we will be required to raise additional capital, which may be through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, or collaborations and strategic alliances.

During 2025, assuming no changes to our current operational expectations, which include the impact of the strategic restructuring we announced in the first quarter of 2025, we expect our operating expenses to be lower than the operating expenses, excluding the sale of non-financial assets, we generated in 2024. However, because of the numerous risks and uncertainties associated with the future sale of our approved drug product and the research, development, and commercialization of future product candidates, we are unable to estimate the exact amount of our funding requirements. Our short-term and long-term funding requirements will depend on and could increase significantly as a result of many factors, including:
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
•our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product or product candidates;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. We have effective universal shelf registration statements on Form S-3 registering the sale of our common stock, warrants to purchase our common stock and other securities on terms that we may determine. We have an ATM Sales Agreement with the Sales Agents, pursuant to which we have offered to sell and continue to offer to sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock. We entered into a common stock purchase agreement with Lincoln Park Capital, pursuant to which Lincoln Park Capital has committed to purchase, at our request from time to time over a 36-month period, shares of our common stock having an aggregate offering price of up to $50.0 million, of which $3.0 million have been sold to date, subject to certain limitations.
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

Critical Accounting Policies and Estimates
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

We have determined that we operate in a single operating segment and have a single reporting unit. To perform its quantitative test, we compare the fair value of our single reporting unit to the carrying value of its net assets, including goodwill. We use our market capitalization (common shares outstanding multiplied by the price per share of our common stock) to measure the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we measure the impairment loss as the excess of the carrying value over the fair value of the reporting unit. See Note 5 for more information on our goodwill impairment test as of December 31, 2024.

Intangible Assets, Net. Definite-lived intangible assets related to capitalized milestones under license agreements are amortized on a straight-line basis, which aligns with the pattern over which the economic benefit of the intangible assets are consumed, over their remaining useful lives, which are estimated to be the remaining patent life. If our estimate of the product’s useful life is shorter than the remaining patent life, then a shorter period is used. Amortization expense is recorded as a component of cost of revenue on the consolidated statements of operations and comprehensive loss.

Revenue Recognition. We recognize revenue when our customers obtain control of the promised good, such as our drug product or licensed intellectual property rights, in an amount that reflects the consideration that we expect to receive in exchange for those goods. We performs the following five steps to determine the amount of revenue to recognize: (1) identify the customer and contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price, adjusted for variable consideration resulting from potential returns, rebates, discounts, and down-stream charges; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when we satisfies the performance obligations, which is upon shipment of our drug product to the customer or delivery of licensed rights to the customer.

As part of the accounting for contracts with our customers, we make significant judgments, primarily related to the estimation of the amount of variable consideration to include in the transaction price upon delivery of our drug product or licensed rights. The variable consideration includes estimates for discounts, product returns, rebates that will be due to U.S. federal and state payors, such as Medicaid, based on agreements that we have with these payors who provide medical insurance to the end patient, and estimated co-pay assistance payments for patients who enroll in our patient assistance program. These variable payments are considered a reduction of the transaction price and must be estimated at the time our product is delivered to the customer. For our license arrangements, we will receive milestone payments based on our achievement of defined operational events or cumulative sales levels achieved. When we conclude that the achievement of such milestones is probable, we include the value of the milestone in the transaction price using the most likely amount method. For product sales, we determine the amount of variable consideration to include in the transaction price by using the expected value method. Net revenue recognized for each period is the amount for which, based on our estimate, it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate these estimates based on new information and actual operational trends and if necessary, adjusts these variable consideration estimates. Any such adjustments are recorded on a cumulative catch-up basis in the period of the adjustment.
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
See Note 2 to the consolidated financial statements.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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

Management conducted an assessment of our internal controls over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting. Based on the assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for non-accelerated filers.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Item 9B(b). Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the information set forth in the sections titled “Proposal 1- Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our 2025 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference (excluding pay versus performance disclosure).

Information regarding our Code of Business Conduct and Ethics (the “Code of Conduct”) required by this item will be contained in our 2025 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance – Code of Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The full text of our Code of Conduct is available at the compliance and ethics section of our website at https://investors.x4pharma.com/corporate-governance/governance-overview. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

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

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our 2025 Proxy Statement.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2025 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons and Indemnification” and “Information regarding the Board of Directors and Corporate Governance” in our 2025 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” contained in our 2025 Proxy Statement.

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

(3) Exhibits.

Exhibit No.	Exhibit Description	Form	Exhibit	Date	Se File/ Ref No.
3.1	Restated Certificate of Incorporation, as amended, as of September 1, 2022	8-K	3.1	9/1/2022	001-38295
3.2	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295
4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295
4.2	Form of Warrant to Purchase Common Stock of the Company (formerly Series A Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Silicon Valley Bank and Life Science Loans, LLC.	8-K	4.2	3/13/2019	001-38295
4.3	Form of Warrant to Purchase Common Stock of the Company (formerly Series A Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Maxim Partners LLC.	8-K	4.3	3/13/2019	001-38295
4.4	Form of Warrant to Purchase Common Stock of the Company (formerly Series B Preferred Stock of X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.)) issued to Hercules Capital, Inc.	8-K	4.5	3/13/2019	001-38295
4.5	Warrant Modification Agreement, dated as of December 11, 2018, with Hercules Capital, Inc.	8-K	4.6	3/13/2019	001-38295
4.6	Form of April 2019 Prefunded Warrant.	8-K	4.1	04/12/2019	001-38295
4.7	Form of November 2019 Prefunded Warrant	8-K	4.1	11/29/2019	001-38295
4.8	Form of March 2021 Prefunded Warrant	8-K	4.1	3/19/2019	001-38295
4.9	Form of November 2021 Prefunded Warrant	8-K	4.1	11/5/2021	001-38295
4.10	Controlled Equity OfferingSM Sales Agreement, dated as of August 7, 2020, by and between X4 Pharmaceuticals, Inc. and B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.	S-3	1.2	8/7/2020	001-38295
4.11	Description of Registered Securities	10-K	4.17	3/21/2023	001-38295

4.12	Form of March 2022 Prefunded Warrant	8-K	4.1	3/3/2022	001-38295
4.13	Purchase Agreement, dated as of January 14, 2022, by and between X4 Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	1/14/2022	001-38295
4.14	Form of July 2022 Pre-Funded Warrant	8-K	4.1	7/1/2022	001-38295
4.15	Form of July 2022 Warrant	8-K	4.2	7/1/2022	001-38295
4.16	Form of December 2022 Pre-Funded Warrant	8-K	4.1	12/9/2022	001-38295
4.17	Form of Class C Warrant.	8-K	4.2	12/9/2022	001-38295
4.18	Form of May 2023 Pre-Funded Warrant.	8-K	4.1	5/16/2023	001-38295
10.1@	2015 Employee, Director and Consultant Equity Incentive Plan, as amended.	8-K	10.1.1	3/13/2019	001-38295
10.2@	Form of Stock Option Agreement under the 2015 Employee, Director and Consultant Equity Incentive Plan, as amended.	8-K	10.1.2	4/2/2019	001-38295
10.3@	Form of Restricted Stock Unit Agreement under the 2015 Employee, Director and Consultant Equity Incentive Plan, as amended	8-K	10.6	6/17/2019	001-38295
10.4@	Amended and Restated 2017 Equity Incentive Plan	S-8	99.1	6/10/2020	333-239082
10.5@	Form of Incentive Stock Option Agreement under the 2017 Equity Incentive Plan	S-1	10.8	10/20/2017	001-38295
10.6@	Form of Nonstatutory Stock Option Agreement under the 2017 Equity Incentive Plan	S-1	10.9	10/20/2017	001-38295
10.7@	Form of Restricted Stock Agreement under the 2017 Equity Incentive Plan	8-K	10.6	11/27/2018	001-38295
10.8@	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan	8-K	10.5	6/19/2019	001-38295
10.9@	Form of Performance-Based Restricted Stock Unit	S-8	99.6	6/10/2020	333-239082
10.10@	X4 Pharmaceuticals Inc. Amended and Restated 2017 Employee Stock Purchase Plan	10-Q	10.4	8/10/2023	001-38295
10.11@	X4 Pharmaceuticals, Inc. 2019 Amended and Restated Inducement Equity Incentive Plan	10-Q	10.3	8/10/2023	001-38295
10.12@	Form of Stock Option Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.2	6/17/2019	001-38295
10.13@	Form of Restricted Stock Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.3	6/17/2019	001-38295
10.14@	Form of Restricted Stock Unit Agreement under the 2019 Inducement Equity Incentive Plan	8-K	10.4	6/17/2019	001-38295
10.15@	Form of Indemnification Agreement (for directors and executive officers)	S-1/A	10.36	11/06/2017	001-38295
10.16@	Director Compensation Policy	10.16	10.16	3/21/2023	001-38295
10.17@	Amended and Restated Executive Employment Agreement, dated as of March 13, 2019, by and between the Company and Paula Ragan, Ph.D.	8-K	10.3	3/13/2019	001-38295
10.18@	Amendment to Amended and Restated Executive Employment Agreement, dated as of March 13, 2019, dated February 13, 2020 by and between the Company and Paula Ragan, Ph.D.	10-Q	10.1	3/31/2020	001-38295
10.19@	Second Amended and Restated Executive Employment Agreement, dated as of March 7, 2022 by and between the Company and Adam S. Mostafa.	10-K	10.19	3/17/2022	001-38295

10.20@	Amended and Restated Executive Employment Agreement, dated as of March 7, 2022 by and between the Company and Mary DiBiase	10-K	10.23	3/17/2022	001-38295
10.21@	Executive Employment Agreement, dated as of November 14, 2022, by and between the Company and Murray Stewart	10-K	10.21	3/21/2023	001-38295
10.22#	License Agreement, dated as of July 10, 2014, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, LLC) and Genzyme Corp., a Sanofi company.	8-K	10.5#	3/13/2019	001-38295
10.23#	Amendment No. 1 to License Agreement, dated as of October 23, 2014, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Genzyme Corporation, a Sanofi company.	8-K/A	10.6#	5/13/2019	001-38295
10.24#	License Agreement, dated as of December 13, 2016, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Georgetown University.	8-K/A	10.7#	5/13/2019	001-38295
10.25#	Exclusive License Agreement, dated as of December 23, 2016, by and between X4 Therapeutics, Inc. (formerly X4 Pharmaceuticals, Inc.) and Beth Israel Deaconess Medical Center.	8-K/A	10.8#	5/13/2019	001-38295
10.26+	Second Amended and Restated Loan and Security Agreement, dated as of January 6, 2023, by and among X4 Pharmaceuticals, Inc., X4 Therapeutics, Inc., Hercules Capital, Inc. and Hercules Capital Funding IV LLC and Hercules Capital Funding Trust 2022-1	10-K	10.27	3/21/2023	001-38295
10.27	Lease, dated as of November 11, 2019, by and between X4 Pharmaceuticals Inc. and Beacon North Village, LLC.	10-K	10.32	3/12/2020	001-38295
10.28	Master Services Agreement, dated September 10, 2015, by and between X4 Pharmaceuticals Inc. and Catalent, Inc.	10-K	10.35	3/12/2020	001-38295
10.29	Amendment No. 1 to Master Services Agreement, dated August 25, 2017, by and between X4 Pharmaceuticals Inc. and Catalent, Inc.	10-K	10.36	3/12/2020	001-38295
10.30	Amendment No. 2 to Master Services Agreement, dated February 28, 2020, by and between X4 Pharmaceuticals Inc. and Catalent, Inc.	10-K	10.37	3/12/2020	001-38295
10.31	Amendment No. 3 to Master Services Agreement, dated August 3, 2023, by and between X4 Pharmaceuticals Inc., and Catalent.	10-K	10.37	3/21/2024	001-38295
10.32	Master Services Agreement, dated February 19, 2016, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited	10-K	10.38	3/12/2020	001-38295
10.33	Amendment No. 1 to Master Services Agreement, dated February 19, 2016, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited.	10-K	10.39	3/12/2020	001-38295
10.34	Amendment No. 2 to Master Services Agreement, dated February 19, 2021, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited.	10-K	10.48	3/19/2021	001-38295
10.35*+	Amendment No. 3 to Master Services Agreement, dated February 19, 2024, by and between X4 Pharmaceuticals Inc. and Aptuit (Oxford) Limited.
10.36@	Form of Stock Appreciation Right Agreement under the X4 Pharmaceuticals, Inc. Amended and Restated 2017 Equity Incentive Plan.	8-K	10.1	11/9/2022	001-38295
10.37+	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of August 2, 2023, by and among X4 Pharmaceuticals, Inc., X4 Therapeutics, Inc, Hercules Capital, Inc. and Hercules Capital Funding IV LLC and Hercules Capital Funding Trust 2022-1.	10-Q	10.1	11/09/2023	001-38295
10.38+*#	License Agreement and Supply Agreement, dated as of January 13, 2025, by and between X4 Pharmaceuticals Inc. and Norgine Pharma UK Limited
19.1	Insider Trading Policy	10-Q	10.3	8/08/2024	001-38295

21.1	List of Subsidiaries	10-K	21.1	3/17/2022	001-38295
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
97.1@	Incentive Compensation Recoupment Policy	10-K	97.1	3/21/2024	001-38295
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL)
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

X4 PHARMACEUTICALS, INC.

Date: March 25, 2025	By:	/s/ Paula Ragan
Paula Ragan, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paula Ragan	President, Chief Executive Officer and Director	March 25, 2025
Paula Ragan, Ph.D.	(Principal Executive Officer)

/s/ Adam S. Mostafa	Chief Financial Officer and Treasurer	March 25, 2025
Adam S. Mostafa	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael S. Wyzga	Chairman of the Board of Directors	March 25, 2025
Michael S. Wyzga

/s/ William Aliski	Director	March 25, 2025
William E. Aliski

/s/ Gary J. Bridger	Director	March 25, 2025
Gary J. Bridger, Ph.D.

/s/ Francoise De Craecker	Director	March 25, 2025
Francoise De Craecker

/s/ Alison Lawton	Director	March 25, 2025
Alison F. Lawton

/s/ David McGirr	Director	March 25, 2025
David McGirr

/s/ Murray W. Stewart	Director	March 25, 2025
Murray W. Stewart, M.D.

/s/ Robert K. Woods	Director	March 25, 2025
Robert K. Woods

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of X4 Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of X4 Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

External Research and Development Costs
As described in Note 2 to the consolidated financial statements, costs associated with internal research and development and external research and development services, including drug development and preclinical studies, are expensed as incurred. The Company’s research and development expense for the year ended December 31, 2024 was $81.6 million, a portion of which relates to external research and development costs. Management recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers. As disclosed by management, this process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs.

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
March 25, 2025

We have served as the Company’s auditor since 2016.

X4 PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$55,699	$99,216
Accounts receivable	1,070	—
Marketable securities	46,361	15,000
Research and development incentive receivable	640	562
Inventory	2,817	—
Prepaid expenses and other current assets	5,588	7,298
Total current assets	112,175	122,076
Property and equipment, net	776	745
Goodwill	17,351	17,351
Intangible asset, net	10,000	—
Right-of-use assets	4,065	5,650
Other assets	2,080	1,436
Total assets	$146,447	$147,258
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,621	$8,947
Accrued expenses	23,005	12,816
Current portion of lease liability	1,251	1,099
Total current liabilities	32,877	22,862
Long-term debt, including accretion, net of discount	75,425	54,570
Lease liabilities	1,410	2,612
Warrant liability (Note 5)	13,755	15,683
Other liabilities	831	432
Total liabilities	124,298	96,159
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value. 500,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 170,946,943 and 167,434,595 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	171	167
Additional paid-in capital	537,455	528,956
Accumulated other comprehensive loss	(122)	(119)
Accumulated deficit	(515,355)	(477,905)
Total stockholders’ equity	22,149	51,099
Total liabilities and stockholders’ equity	$146,447	$147,258
The accompanying notes are an integral part of these consolidated financial statements

X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Product revenue, net	$2,557	$—	$—
Costs and operating expenses:
Cost of revenue	797	—	—
Research and development	81,643	72,017	61,058
Selling, general and administrative	61,518	35,505	27,020
Gain on sale of non-financial assets	(105,000)	—	(509)
Total operating expenses	38,958	107,522	87,569
Loss from operations	(36,401)	(107,522)	(87,569)
Other (expense) income, net:
Interest income	5,769	4,582	219
Interest expense	(8,768)	(5,777)	(3,993)
Change in fair value of warrant and derivative liabilities	1,928	7,074	1,701
Other income (expense), net	332	554	(4,197)
Total other (expense) income, net	(739)	6,433	(6,270)
Loss before provision for income taxes	(37,140)	(101,089)	(93,839)
Provision for income taxes	310	78	28
Net loss	(37,450)	(101,167)	(93,867)
Deemed dividend on Class B Warrant price reset	—	—	(2,546)
Net loss attributable to common stockholders	$(37,450)	$(101,167)	$(96,413)
Net loss per share attributable to common stockholders—basic and diluted	$(0.19)	$(0.57)	$(1.52)
Weighted average shares of common stock outstanding—basic and diluted	201,062,211	177,812,480	63,525,845

Other comprehensive loss, net of tax
Net loss	$(37,450)	$(101,167)	(93,867)
Change in unrealized losses on marketable securities	(3)	—	—
Total comprehensive loss	$(37,453)	$(101,167)	$(93,867)

The accompanying notes are an integral part of these consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	28,127,657	$28	$347,374	$(119)	$(282,871)	$64,412
Issuance of common stock, warrants and prefunded warrants for the purchase of common stock, net of issuance costs of $4.7 million	92,461,988	92	59,270			59,362
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	372,831	—	(13)			(13)
Exercise of warrants and prefunded warrants	499,871	1				1
Stock-based compensation expense			5,199			5,199
Issuance of shares of common stock under employee stock purchase plan	204,903	1	202			203
Reclassification of warrant liability to equity (Note 13)			38,754			38,754
Net loss					(93,867)	(93,867)
Balance at December 31, 2022	121,667,250	$122	$450,786	$(119)	$(376,738)	$74,051
Issuance of common stock, warrants and prefunded warrants for the purchase of common stock, net of issuance costs of $4.6 million	34,521,046	35	60,408			60,443
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	3,510,491	2	(2)			—
Exercise of stock options and warrants	7,477,845	8	8,805			8,813
Stock-based compensation expense			8,687			8,687
Issuance of shares of common stock under employee stock purchase plan	257,963		272			272
Net loss					(101,167)	(101,167)
Balance at December 31, 2023	167,434,595	$167	$528,956	$(119)	$(477,905)	$51,099
Issuance of common stock under employee stock purchase plan	635,542	1	296			297
Vesting of restricted stock units	2,876,806	3	(1)			2
Stock-based compensation expense			8,204			8,204
Unrealized losses on marketable securities				(3)		(3)
Net loss					(37,450)	(37,450)
Balance at December 31, 2024	170,946,943	$171	$537,455	$(122)	$(515,355)	$22,149
The accompanying notes are an integral part of these consolidated financial statements

Table of Contents
X4 PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(37,450)	$(101,167)	$(93,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,204	8,687	5,199
Depreciation and amortization expense	796	419	513
Gain on sale of non-financial asset	(105,000)	—	—
Non-cash lease expense	1,585	1,577	1,481
Accretion of debt discount	856	929	918
Change in fair value of warrant and derivative liability	(1,928)	(7,074)	2,881
Other	(639)	(227)	37
Changes in operating assets and liabilities:
Accounts receivable	(1,070)	—	—
Inventory	(2,817)	—	—
Prepaid expenses, other current assets and research and development incentive receivable	683	(1,370)	(610)
Accounts payable	(286)	1,234	3,425
Accrued expenses and other long-term liabilities	7,169	1,608	3,803
Operating lease liabilities	(1,004)	(1,128)	(882)
Net cash used in operating activities	(130,901)	(96,512)	(77,102)
Cash flows from investing activities:
Acquisition of intangible asset	(7,000)	—	—
Proceeds from sale of non-financial asset	105,000	—	—
Purchase of property and equipment	(326)	(60)	(103)
Purchase of marketable securities	(57,134)	(16,823)	—
Sales and maturities of marketable securities	26,450	2,000	—
Net cash provided by (used in) investing activities	66,990	(14,883)	(103)
Cash flows from financing activities:
Proceeds from exercise of stock options, warrants and pre-funded warrants and issuance of shares of common stock under employee stock purchase plans	294	8,712	208
Issuance costs for amendments to loan and security agreement and for the sale of warrants accounted for as a liability (Note 13)	—	(631)	(4,802)
Employee taxes paid related to net share settlement of vested restricted stock units	—	—	(12)
Proceeds from borrowings under loan and security agreements	20,000	22,500	—
Repayments of borrowings under loan and security agreement	—	(2,064)	(795)
Proceeds from sale of shares of common stock, warrants and pre-funded warrants, net of issuance costs	—	59,999	122,631
Net cash provided by financing activities	20,294	88,516	117,230
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(156)	99	(105)
Net (decrease) increase in cash, cash equivalents and restricted cash	(43,773)	(22,780)	39,920
Cash, cash equivalents and restricted cash at beginning of period	100,248	123,028	83,108
Cash, cash equivalents and restricted cash at end of period	$56,475	$100,248	$123,028
Supplemental disclosure of cash flow information
Cash paid for interest	$7,766	$4,604	$3,006
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of intangible assets included in accrued expenses	$3,500	$—	$—
Issuance costs not yet paid	$—	$—	$661

The accompanying notes are an integral part of these consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION
X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a biopharmaceutical company discovering, developing and commercializing novel therapeutics for the treatment of rare diseases and those with limited treatment options, with a focus on conditions resulting from dysfunction of the immune system. On April 29, 2024, the Company announced that the FDA approved the Company’s New Drug Application (“NDA”) for mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI®, for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM syndrome (warts, hypogammaglobulinemia, infections, and myelokathexis), to increase the number of circulating mature neutrophils and lymphocytes. WHIM syndrome is a rare combined primary immunodeficiency and chronic neutropenic disorder. The Company has launched XOLREMDI in WHIM syndrome in the U.S. and has filed for regulatory approvals to commercialize mavorixafor outside of the U.S. The U.S. approval of XOLREMDI in the WHIM syndrome indication is the first for mavorixafor, which is an orally bioavailable selective antagonist of chemokine receptor CXCR4, a key regulator of the movement of immune cells throughout the body. Due to its ability to increase the mobilization of white blood cells from the bone marrow into the bloodstream, the Company believes that mavorixafor has the potential to provide therapeutic benefit across a variety of immune system disorders in addition to WHIM syndrome. The Company has completed a Phase 2 study evaluating the safety and efficacy of mavorixafor as a monotherapy and in combination with human G-CSF in people with certain chronic neutropenic disorders. Results from this six-month Phase 2 study showed mavorixafor was generally well tolerated and able to durably increase study participants’ mean absolute neutrophil count (“ANC”) both as a monotherapy and in combination with G-CSF. The Company is actively enrolling participants in a global, pivotal Phase 3 clinical trial of mavorixafor (the 4WARD study) that aims to evaluate the efficacy, safety, and tolerability of oral once-daily mavorixafor with or without G-CSF in people with congenital or acquired primary autoimmune and idiopathic chronic neutropenia who are experiencing recurrent and/or serious infections. The Company is headquartered in Boston, Massachusetts and previously had a research facility in Vienna, Austria.

Going Concern Assessment—The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Although the Company has an approved drug product, sales of the Company’s drug product over the next 12 months will not be sufficient to fund the Company’s operating expenses. Since inception, the Company has incurred significant operating losses and negative cash flows from operations. As of December 31, 2024, the Company had $102.1 million of cash, cash equivalents and short-term marketable securities and an accumulated deficit of $515.4 million. For the year ended December 31, 2024, the Company’s net losses were $37.5 million and net cash used in operating activities of $130.9 million.

The Company has a covenant (the “Minimum Cash Covenant”) under its Second Amended and Restated Loan and Security Agreement, as amended, (the “Hercules Loan Agreement”) with Hercules Capital Inc. (“Hercules”), that requires that the Company maintain a minimum level of cash of $15 million, which represents 20% of outstanding borrowings under the Hercules Loan Agreement. Based on its current operating plan, which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses, the Company believes there is a risk that it will not meet the conditions of the Minimum Cash Covenant within the 12-month period from the issuance date of these consolidated financial statements. In such case, Hercules could accelerate the principal payments on the Company’s outstanding loans and the Company potentially would not have sufficient cash, cash equivalents and short-term marketable securities to settle such obligations. Accordingly, management has concluded that this condition meets the standard for raising substantial doubt about the Company’s ability to continue as a going concern. The Company does not have adequate financial resources to fund its forecasted operating costs for at least one year after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Foreign Currency and Currency Translation— The functional and reporting currency of the Company and its foreign subsidiary, X4 Austria, is the U.S. dollar. Monetary assets and liabilities denominated in a currency other than the U.S. dollar are re-measured into U.S. dollars at the exchange rate prevailing as of the balance sheet date. Non-monetary assets and liabilities acquired in a currency other than U.S. dollars are measured at historical exchange rates prevailing at each transaction date. Exchange gains and losses on translation are included in the consolidated statements of operations and comprehensive loss in other income (expense), net.

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
The Company is dependent on third-party manufacturers to supply its drug substance and clinical and commercial drug supply for research and development activities in its programs and for commercial sale. The Company relies and expects to continue to rely on a small number of manufacturers to supply it the active pharmaceutical ingredient and formulated drugs related to its commercial drug supply and for its development these programs. The Company’s sales and these programs could be adversely affected by a significant interruption in these manufacturing services or in the supply of active pharmaceutical ingredients and formulated drugs.
Cash and Cash Equivalents— The Company considers all highly liquid investments with maturities of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds, treasury bills and federal government agency notes as of December 31, 2024 and December 31, 2023.
Marketable Securities— Marketable securities consist of short-term debt securities classified as available-for-sale having maturities greater than 90 days, but less than 365 days from the date of acquisition (settlement). The Company determines the

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. The Company’s marketable securities, which consist of U.S. Treasury securities and federal government agency notes, are classified as available-for-sale securities whose fair value is categorized as Level 2 as their value is based on valuations using significant inputs derived from, or corroborated by, observable market data. The cost of available-for-sale securities sold is based on the specific-identification method. Unrealized gain and losses on available-for-sale are included as a component of other comprehensive loss on the consolidated balance sheet and as a component of total comprehensive loss on the consolidated statement of operations and comprehensive loss until realized. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in other (expense) income, net on the accompanying consolidated statements of operations and comprehensive loss. The Company reviews marketable securities for impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive loss, net of taxes. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity of the impairment, collectability of the security, and any adverse conditions specifically related to the security, an industry, or geographic area.
Restricted Cash

(in thousands)	As of December 31, 2024	As of December 31, 2023
Letter of credit security: Vienna Austria lease	199	211
Letter of credit security: Boston and previous headquarter lease	577	821
Total restricted cash	$776	$1,032
Restricted cash included in prepaid expenses and other current assets	$—	$250
Restricted cash included in other assets	$776	$782
In connection with the Company’s lease agreement for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord. In accordance with the Company’s Hercules Loan Agreement and as further described in Note 10, the Company at all times must maintain a minimum level of cash of $20.0 million, and effective January 31, 2025 $15.0 million, representing 20% of its outstanding borrowings, in an account or accounts in which Hercules has a first priority security interest as further described in Note 10.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the sum to the total of amounts shown in the Company’s consolidated statements of cash flows as of December 31, 2024, 2023 and 2022:

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$55,699	$99,216	$121,718
Restricted cash, current (included within prepaid expenses and other current assets)	—	250	285
Restricted cash, non-current (included within other assets)	776	782	1,025
Total cash, cash equivalents and restricted cash	$56,475	$100,248	$123,028
Accounts Receivable— Accounts receivable consists of amounts due from customers, net of expected credit losses. The Company’s measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses from its customers. The Company’s contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers. At December 31, 2024, the Company determined an allowance for credit losses was not required based on the deemed credit worthiness of its customers.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Right-of-Use Assets and Leases— The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”), Topic 842, Leases (“ASC 842”). Under ASC 842, at the inception of an arrangement, the Company determines whether the arrangement contains a lease based on the unique facts and circumstances present. Leases with a non-cancellable term greater than one year are recognized on the balance sheet as right-of-use assets with associated current and non-current lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew the lease. If a lease is cancellable without penalty, the Company excludes from the lease term periods following the cancellation notice period unless it is reasonably certain that the Company will not cancel the lease. As the Company’s leases do not provide an implicit rate, the Company estimates the incremental borrowing rate in calculating the present value of the lease payments. The Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.

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
In accordance with the guidance in ASC 842, components of a lease are split into lease components and non-lease components. Pursuant to a policy election, the Company has elected to account for the lease and non-lease components as a combined lease component.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets— Long-lived assets consist of property and equipment, operating lease right-of-use assets and definite-lived intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. To date, the Company has not recorded any material impairment losses on long-lived assets.
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
The Company has determined that it operates in a single operating segment and has a single reporting unit. To perform its quantitative test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. See Note 5 for more information on the Company’s goodwill impairment tests as of December 31, 2024, 2023 and 2022.
Intangible Assets, Net— Definite-lived intangible assets related to capitalized milestones under license agreements are amortized on a straight-line basis, which aligns with the pattern over which the economic benefit of the intangible assets are consumed, over their remaining useful lives, which are estimated to be the remaining patent life. If the Company’s estimate of the product’s useful life is shorter than the remaining patent life, then a shorter period is used. Amortization expense is recorded as a component of cost of revenue on the consolidated statements of operations and comprehensive loss.
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The embedded derivative liability related to the redemption features of the Company’s debt with Hercules as described further below and the Company’s outstanding Class C warrants are carried at fair value and using a Level 3 measurements. The Company’s cash equivalents, which consist of money market funds, which are invested in U.S. Treasury securities and U.S. government agency obligations, are carried at fair value, determined based on Level 1 and Level 2 inputs in the fair value hierarchy described above. The Company’s marketable securities are carried at fair value determined based on Level 2 inputs. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding loan and security agreement with Hercules approximates its fair value at December 31, 2024 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.
Segment Information— The Company has defined its Chief Operating Decision Maker (“CODM”) as its Chief Executive Officer. The CODM manages the Company’s operations as a single operating segment, which comprises its single reportable segment, for the purposes of assessing performance and making operating decisions. The Company’s focus is on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. See Note 19 for the Company’s segment disclosures required by ASC 280, as amended by ASU 2023-07 Segment Reporting (Topic 326) Improvements to Reportable Segment Disclosures.
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

The Company currently sells its product to a specialty pharmacy, which dispenses the Company’s drug product to patients in the U.S. The Company records revenue when the specialty pharmacy obtains control over the promised good, which occurs at a point in time, typically upon delivery to the specialty pharmacy. The Company has concluded that it provides one performance obligation in its contract with its customers: the delivery of drug product that has been approved for sale and distribution by the applicable regulatory authority.

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

Cost of Revenue—Cost of revenue consists of drug product costs, amortization of intangible assets associated with license agreements, accrued royalty costs and capitalized internal direct and overhead costs associated with the manufacturing, lot release and distribution of XOLREMDI. Cost of revenue may also include costs related to excess or obsolete inventory adjustment charges and abnormal manufacturing costs.

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
Derivative Liabilities: Hercules Loan Redemption Feature— The Company’s Hercules Loan Agreement contains a redemption feature that, upon an event of default, provides Hercules the option to accelerate and demand repayment of the debt, including a prepayment premium, or, at its election, charge additional contingent interest fees on any overdue interest or principal payments. The redemption feature meets the definition of a derivative instrument as the repayment of the debt contains a substantial premium, resulting in the redemption feature not being clearly and closely related to its host instrument. Accordingly, the Company classifies this derivative as a liability within other liabilities (non-current) on its consolidated balance sheets. The derivative liability was initially recorded at fair value on the date of the Hercules Loan Agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of this derivative liability, which is included in other liabilities, are recognized as a component of other (expense) income, net, in the consolidated statements of operations and comprehensive loss. Changes in the fair value of this derivative liability will continue to be recognized until all amounts outstanding under the Hercules Loan Agreement are repaid or until the Hercules Loan Agreement is terminated.
Comprehensive Loss— For the year ended December 31, 2024, 2023, and 2022 all foreign currency remeasurement gains and losses were included in net loss as the Company has deemed the functional currency of its foreign subsidiary to be the U.S. Dollar. Accumulated other comprehensive loss includes foreign currency translation adjustments of $119 thousand for the year ended December 31, 2019 that were included in other comprehensive loss prior to the designation of the U.S. Dollar as the functional currency of X4 Austria. As of December 31, 2024, unrealized gains on the Company’s marketable debt security portfolio are included in accumulated other comprehensive loss on the consolidated balance sheet. Once these gains (losses) are realized, they are included in other (expense) income, net, on the consolidated statements of operations and comprehensive loss.
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
Net Loss per Share—Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. In addition, during the year ended December 31, 2022, in accordance with the provisions of the Company’s Class B Warrants, the exercise price of each outstanding Class B Warrant was adjusted to the price of subsequent sales of common stock. Such adjustment is presented as a deemed dividend that adjusts net loss available to common shareholders for purposes of basic earnings per share. The deemed dividend is calculated using the Black-Scholes pricing model, taking into account historical volatility of the Company’s common stock and the estimated remaining life of the outstanding Class B Warrants.
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the period, including potential dilutive shares of common stock. For purpose of this calculation, outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock are considered potential dilutive shares of common stock.
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 326) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Among other disclosure enhancements, ASU 2023-07 requires that entities with one reportable segment, such as the Company, disclose general information for its reportable segment, such as the title and position of the individual identified as the Chief Operating Decision Maker (“CODM”), which for the Company is the Chief Executive Officer, the types of products and services provided by the reportable segment, the measure of profit or loss reviewed by the CODM to evaluate performance of the reportable segment and other financial results such as significant segment expenses, interest income, interest expense, and depreciation associated with the reportable segment. The amendments in ASU 2023-07 became effective for the Company in these consolidated financial statements for the year ending December 31, 2024 and were adopted retrospectively. See Note 19, which contains the disclosures required by ASU 2023-07.

Recently Announced Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require that entities on an annual basis disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items if the effect of those reconciling items that exceed a certain threshold. ASU 2023-09 also requires more disaggregated disclosures related to income taxes paid. The amendments in ASU 2023-09 become effective for the Company in its December 31, 2025 consolidated financial statements. Although the Company continues to evaluate the potential impact of ASU 2023-09, the Company does not believe that the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements when adopted.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220) (“ASU 2024-03”) requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements in ASU 2024-03 may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company continues to evaluate the potential impact of ASU 2024-03.
3.    LICENSE AND FUNDING ARRANGEMENTS

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

For the year ended December 31, 2024, a $7.0 million regulatory milestone payment was incurred and paid after receipt of FDA approval of the Company’s NDA on April 26, 2024. The payment was recorded as a definite-lived intangible asset as discussed in Note 8. For the year ended December 31, 2023, a $5.0 million milestone was incurred and paid upon the FDA’s acceptance of the Company’s NDA seeking approval of oral, once-daily mavorixafor in the treatment of people aged 12 years and older with WHIM syndrome. Such amount has been included within research and development expense. For the year ended December 31, 2022, the Company did not incur any payment obligations to Genzyme under the Genzyme Agreement.
As of December 31, 2024, the Company is obligated to make future milestone payments in the aggregate amount of up to $13.0 million contingent upon the achievement by the Company of certain clinical-stage regulatory and sales milestones with respect to licensed products. The remaining regulatory milestones include (i) $3.0 million for the acceptance by the EMA of the Company’s first drug application and (ii) $5.0 million upon the notification by the EMA of regulatory approval of our first drug application. The Company must also make one-time sales milestone payments of $0.5 million, $1.5 million and $3.0 million on cumulative net

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sales of $50.0 million, $150.0 million and $300.0 million, respectively. As of December 31, 2024, the Company accrued $3.0 million of regulatory milestones, which were achieved and paid in the first quarter of 2025, and $0.5 million of sales-based milestones as a component of the definite-lived intangible asset, as management has concluded that the achievement of these milestones is probable.
The Company is also obligated to pay Genzyme tiered royalties based on net sales of licensed products that the Company commercializes under the agreement. Upon the first sale of the Company’s drug candidate in the U.S., the Company incurred a royalty on annual net sales at a rate of 6%, and will incur royalties on annual net sales at a rate of 6% up to $150.0 million, 10% on the portion of annual net sales between $150.0 million and $300.0 million, and 12.00% thereafter on annual sale over $300.0 million. The Company also incurs a 15% royalty on certain sublicense payments received from sub-licensees.
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
Under the terms of the Georgetown Agreement, the Company paid a one-time, upfront fee of $50 thousand, and the Company may be required to make milestone payments of up to an aggregate of $800 thousand related to commercial sales of its product. Under the Georgetown Agreement, the Company is solely responsible for all development and commercialization activities and costs in its respective territories. The Company is also responsible for all costs related to the filing, prosecution, and maintenance of the licensed patent rights. The term of the Georgetown Agreement will continue until the expiration of the last valid claim within the patent rights covering the product. Georgetown may terminate the agreement in the event (i) the Company fails to pay any amount and fails to cure such failure within 30 days after receipt of notice, (ii) the Company defaults in its obligation to obtain and maintain insurance and fails to remedy such breach within 45 days after receipt of notice, or (iii) the Company declares insolvency or bankruptcy. The Company may terminate the Georgetown Agreement at any time upon at least 60 days’ written notice. During the years ended December 31, 2024, 2023 and 2022, the Company did not incur any payment obligations to Georgetown under the Georgetown Agreement and no milestone payments were made or due under the Georgetown Agreement.
Beth Israel Deaconess Medical Center Agreement
In December 2016, the Company entered into a license agreement (the “BIDMC Agreement”) with Beth Israel Deaconess Medical Center (“BIDMC”), pursuant to which the Company obtained an exclusive, worldwide license to make, have made, use, sell, offer for sale and import products covered by patent rights co-owned by BIDMC. The rights licensed to the Company are for all fields of use. Under the terms of the BIDMC Agreement, the Company paid a one-time, upfront fee of $20 thousand, and the Company is responsible for all future patent prosecution costs. The Company recorded the upfront payment as research and development expense in the consolidated statements of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use. The term of the BIDMC Agreement will

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continue until the expiration of the last valid claim within the patent rights covering the licensed products. BIDMC may terminate the agreement in the event (i) the Company fails to pay any amount and fails to cure such failure within 15 days after receipt of notice, (ii) the Company is in material breach of any material provision of the BIDMC Agreement and fails to remedy such breach within 60 days after receipt of notice, or (iii) the Company declares insolvency or bankruptcy. The Company may terminate the BIDMC Agreement at any time upon at least 90 days’ written notice. The Company did not incur any payment obligations under the BIDMC Agreement during the years ended December 31, 2024, 2023 and 2022.
Dana Farber Cancer Institute Agreement
In November 2020, the Company entered into a license agreement (the “DFCI Agreement”) with the Dana Farber Cancer Institute (“DFCI”) pursuant to which the Company obtained a non-exclusive, royalty-bearing license to use, make, have made, develop, market, import, distribute, sell and have sold products covered by patent rights owned by DFCI. Under the terms of the DFCI Agreement, the Company paid a one-time, upfront fee of $25 thousand and approximately $35 thousand for reimbursement of DFCI’s past patent expenses relating to the patent rights. The DFCI Agreement was terminated effective January 20, 2025 and the Company has no further rights or obligations under the DFCI Agreement.
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
As of the years ended December 31, 2024 and 2023, the amounts due under these programs were $0.7 million and $0.6 million, respectively, which is included in research and development incentive receivable on the consolidated balance sheets. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $0.7 million, $0.6 million and $0.5 million, respectively, of income related to the program on the consolidated statements of operations and comprehensive loss within “other income”.
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

The Company determined that the future sale of clinical and commercial supply are optional goods that will be subject to the customer’s future purchasing decisions and do not represent performance obligations in the Abbisko Agreement. The Company concluded that the amount to be charged for the clinical supply will be reflective of market value and, therefore, the Abbisko Agreement does not provide a discount on such supply that would be accounted for as material right at the outset of the contract. In arriving at these conclusions, the Company considered the complexity of the manufacturing process for the licensed compound and the potential ability for Abbisko to obtain the compound directly from other manufactures in the future. The Company

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expects that it will recognize revenue at a point in time when such clinical supply (and commercial supply, if applicable) is delivered to Abbisko in the future.
The Company re-evaluates the transaction price, including its estimated variable consideration for milestones included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Norgine Agreement. See Note 20, Subsequent Events.

4. PRODUCT REVENUE, NET

During the year ended December 31, 2024, the Company recorded net revenue of $2.6 million for the sale of the Company’s product.

The following table summarizes the balances and activity in each of the product reserve accounts for the year ended December 31, 2024.

(in thousands)	Rebates and Discounts	Co-Pay Assistance	Product Returns	Total
Beginning balance at December 31, 2023	$—	$—	$—	$—
Provision related to revenue associated with sales processed in the year ended December 31, 2024	185	63	11	259
Credits and payments made during the period	(86)	(34)	—	(120)
Balance as of December 31, 2024	$99	$29	$11	$139

The provision for contractual discounts provided to the Company’s customer is recorded as a reduction of accounts receivable.
The provisions for co-pay assistance payments, contractual rebates and product returns are classified within accrued expenses.

The following table provides a rollforward of accounts receivable for the year ended December 31, 2024. There was no activity in accounts receivable for the year ended December 31, 2023.

(in thousands)	Accounts Receivable
Beginning balance at December 31, 2023	$—
Increase in accounts receivable for drug product sales	2,735
Decrease in accounts receivable for cash collections	(1,665)
Balance as of December 31, 2024	$1,070
5.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of December 31, 2024 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$40,983	$—	$—	$40,983
Marketable securities-U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes	—	46,361	—	46,361
	$40,983	$46,361	$—	$87,344
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability (Note 13)			13,755	13,755
	$—	$—	$13,765	$13,765

	Fair Value Measurements as of December 31, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds and U.S. Treasury bills	$76,856	$4,985	$—	$81,841
Marketable securities-U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes		$15,000	$—	$15,000
	$76,856	$19,985	$—	$96,841
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability			15,683	15,683
	$—	$—	$15,693	$15,693
All marketable securities are classified as short-term investments as all are due within one year and include investments in U.S. Treasury notes, U.S. Treasury bills and federal government agency notes. The amortized cost of each investment, individually and in aggregate, approximates fair value. The Company evaluated each marketable security for impairment that is other-than-temporary and concluded that no marketable security was impaired as of December 31, 2024 and December 31, 2023.
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

As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$18,928	$5	$3	$18,930
Federal Government Agency securities	$27,436	$9	$14	$27,431
Total available-for-sale debt securities	$46,364	$14	$17	$46,361

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2,927	$3	$—	$2,930
Federal Government Agency securities	$12,068	$7	$5	$12,070
Total available-for-sale debt securities	$14,995	$10	$5	$15,000

The following table provides a roll-forward of the aggregate fair values of the Company’s Class C and PIPE warrant liabilities and derivative liability, for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	PIPE Warrant Liability	Class C Warrant Liability
Balance at December 31, 2021	$821	$—	$—
Issuance of Class C Warrants	—	41,249	21,526
Change in fair value	(811)	(2,495)	1,605
Reclassification to permanent equity	—	(38,754)	—
Balance at December 31, 2022	10	—	23,131
Reclassification to permanent equity upon exercise	—	—	(374)
Change in fair value	—	—	(7,074)
Balance at December 31, 2023	10	—	15,683
Change in fair value	—	—	(1,928)
Balance at December 31, 2024	$10	$—	$13,755
Valuation of Embedded Derivative Liability— The fair value of the embedded derivative liability recognized in connection with the Company’s Hercules Loan Agreement, which is associated with additional fees due to Hercules upon events of default, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of this embedded derivative liability, which is reported within other non-current liabilities on the consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third-party valuations, which were prepared based on a discounted cash flow model that considered the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 17%. As of December 31, 2024 and December 31, 2023, the fair value of this derivative liability was $10 thousand.
Warrant Liabilities—
PIPE Warrant Liability— On July 6, 2022, the Company issued warrants for the purchase of its common stock in a private placement (the “ PIPE Warrants”). Upon issuance, the holder’s exercise of the PIPE Warrants was conditioned on the Company increasing it authorized shares. As there were insufficient authorized shares available at the time of issuance, the PIPE Warrants were classified as a liability and measured at fair value. On September 1, 2022, upon shareholder approval of the increase to the Company’s authorized shares, the PIPE Warrants met all criteria required for permanent equity accounting and, accordingly, the Company remeasured the fair value of the warrant liability through “other (expense) income, net” and reclassified the fair value of the warrant liability to additional paid-in capital.
Class C Warrant Liability— In December 2022, the Company issued Class C Warrants for the purchase of shares of its common stock in a public offering. The Class C Warrants are accounted for as a liability on the consolidated balance sheet and are adjusted to fair value at period end through “change in fair value of warrant and derivative liabilities” on the consolidated statements of operations and comprehensive loss.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company calculated the fair value of the PIPE Warrants and the Class C Warrants using the Black-Scholes option pricing model with the following inputs:

	Class C Warrants
	December 31, 2024	December 31, 2023	December 31, 2022
Common stock price	$0.73	$0.84	$0.99
Risk-free interest rate	4.2%	3.9%	4.0%
Expected term (in years)	2.9	3.9	4.9
Expected volatility	117.5%	96.2%	101.7%
Expected dividend yield	—%	—%	—%

Impairment of Goodwill
Goodwill is tested quantitatively for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company tested goodwill for impairment as of December 31, 2024, 2023 and 2022 and concluded that goodwill was not further impaired. Should the market value of the Company’s common stock decline, impairment charges may be recorded in the future.

The following table provides a rollforward of the Company’s goodwill and accumulated impairment losses.

(in thousands)	Goodwill, Gross	Accumulated Impairment Loss	Goodwill
Goodwill at December 31, 2022	$27,109	$(9,758)	$17,351
Goodwill at December 31, 2023	27,109	(9,758)	17,351
Goodwill at December 31, 2024	$27,109	$(9,758)	$17,351

6. INVENTORY

Inventory consists of the following:

(in thousands)	December 31, 2024	December 31, 2023
Raw materials	$1,529	$—
Work in process	608	—
Finished goods	680	—
Total inventory	$2,817	$—

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Leasehold improvements	$228	$228
Furniture and fixtures	1,472	1,301
Computer equipment	286	160
Software	24	24
Lab equipment	669	651
	2,679	2,364
Less: Accumulated depreciation and amortization	(1,903)	(1,619)
	$776	$745
Depreciation and amortization expense related to property and equipment was approximately $296 thousand, $419 thousand, and $513 thousand for the year ended December 31, 2024, 2023 and 2022, respectively.

8. INTANGIBLE ASSET, NET

As of December 31, 2024, the Company’s net definite-lived intangible asset, which resulted from the capitalization of certain milestone payments made or accrued related to its license agreement for the intellectual property contained in its drug product, included a gross intangible asset of $10.5 million, less accumulated amortization of $0.5 million, for a net intangible asset of $10.0 million. The Company amortizes the intangible asset to cost of revenue over the remaining life of the underlying patent protecting the intellectual property through 2038.

As of December 31, 2024, amortization expense for the next five years and beyond is summarized as follows (in thousands):

Year	Amortization expense
2025	$750
2026	750
2027	750
2028	750
Thereafter	7,000
Total	$10,000

The Company began amortizing its finite-lived intangible assets in April 2024 over a 14-year period based on the expected patent exclusivity period for XOLREMDI. Amortization expense totaled $500 thousand for the year ended December 31, 2024. There was no amortization expense for the years ended December 31, 2023 and 2022. Amortization expense is recorded as a component of cost of revenue on the consolidated statements of operations and comprehensive loss.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Accrued employee compensation and benefits	$13,053	$8,195
Accrued external research and development expenses	3,727	2,804
Accrued royalty and milestone payments	3,092	—
Accrued professional fees	1,825	1,195
Other	1,308	622
	$23,005	$12,816
10.    LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Principal amount of long-term debt	$75,000	$55,000
Debt discount, net of accretion	(650)	(917)
Cumulative accrual of end of term payments	1,075	487
Long-term debt	$75,425	$54,570

Hercules Loan Agreement
The Company entered into a Loan and Security Agreement, as most recently amended in August 2023 with Hercules Capital, Inc. (“Hercules Loan Agreement”). The Hercules Loan Agreement provides for an aggregate term loan facility of up to $107.5 million, under which the Company has borrowed an aggregate of $75.0 million of term loans, representing the maximum borrowings as of December 31, 2024. Additional borrowings are available subject to approval of the lender in its sole discretion. During the year ended December 31, 2024, the Company borrowed an additional $20.0 million term loan, which became available based on the achievement of an operational milestone. The Hercules Loan Agreement allows for $32.5 million of additional borrowings, which will be available subject to approval by Hercules in its sole discretion.

Borrowings under the Hercules Loan Agreement accrue interest at a variable rate equal to the greater of (i) 10.15% or (ii) The Wall Street Journal prime rate plus 3.15%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%. Borrowings are repayable in monthly interest-only payments through July 1, 2027, which is the maturity date of the loans. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of 1%. In addition, the Hercules Loan Agreement provides for payment of end-of-term fees of $2.8 million plus 3.5% of the aggregate principal amount of loans drawn, if any, subsequent to the Amendment, payable upon the earlier of maturity or the repayment in full of all obligations under the Hercules Loan Agreement. Borrowings under the Hercules Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for its intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property).

Under the Hercules Loan Agreement, the Company has agreed to affirmative and negative covenants. The Company must maintain cash in an account or accounts in which Hercules has a first priority security interest (“Qualified Cash”) in an aggregate amount equal to at least 20% of the aggregate principal amount of loans outstanding under the Hercules Loan Agreement, which equals $15.0 million as of the issuance of these consolidated financial statements. The Company must also continue to achieve a financial covenant (“Performance Covenant”), which includes maintaining a trailing six-month net product revenue of at least 55% of its forecast as approved by the Company’s Board of Directors. Such Performance Covenant is waived during any period in which:
(i) the Company maintains Qualified Cash in an aggregate amount equal to at least 75% of loans outstanding under the Hercules Loan Agreement or

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	For the years ended
	2024	2023	2022
Total interest expense	$8,768	$5,777	$3,989
Non-cash interest expense	$856	$929	$918

The annual effective interest rate on the Hercules Loan Agreement as of December 31, 2024 was 11.7%. There were no principal payments due or paid under the Hercules Loan Agreement during the year ended December 31, 2024. End-of-term payments of $2.1 million were paid during the year ended December 31, 2023 in accordance with the Hercules Loan Agreement.
As of December 31, 2024, future principal payments and accrued end-of-term payments due under the Hercules Loan Agreement were as follows (in thousands):

Year Ending December 31	Total
2025	—
2026	—
2027	$76,076
Long-term debt, including end-of-term payments	$76,076
11.    LEASES
The Company has lease agreements for its facilities in Boston, Massachusetts, which is the Company’s principal executive offices, and in Vienna, Austria, which is the Company’s research and development center. There are no restrictions or financial covenants associated with any of the lease agreements. See Note 20, Subsequent Events.
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

Vienna Austria Leases— The Company has an operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), which commenced in February 2021 for a term of seven years. The annual base rent for the Vienna Lease is approximately $272 thousand.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense for the three years ended December 31, 2024, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
Lease Cost	2024	2023	2022
Fixed operating lease cost	$1,953	$2,084	$2,080
Total lease expense	$1,953	$2,084	$2,080
Other information
Operating cash outflows from operating leases	$1,377	$1,385	$1,354
Weighted-average remaining lease term—operating leases	2.3 years	3.2 years	4.0 years
Weighted-average discount rate—operating leases	11.5%	11.5%	11.4%
Sublease income	$—	$195	$196
Maturities of lease liabilities due under lease agreements that have commenced as of December 31, 2024 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2025	$1,394
2026	1,324
2027	272
2028	45
Total lease payments	3,035
Less: interest	(374)
Total operating lease liabilities as of December 31, 2024	$2,661
12.    COMMITMENTS AND CONTINGENCIES

The Company has agreements with contract research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials and for the commercial supply of XOLREMDI. The Company’s agreement with the CMO who produces batches of drug substance for use in the Company’s clinical and commercial drug supply contains cancellation provisions that would require the Company to pay up to the full contract value upon cancellation. As of December 31, 2024, the Company has approximately $1.9 million of such commitments in place subject to cancellation provisions.
License Agreements— See Note 3 for a summary of the Company’s license agreements, which commit the Company to contingent milestone and royalty fees based on future operational events.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 or December 31, 2023.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
13.    COMMON STOCK AND PREFERRED STOCK

Common Stock— As of December 31, 2024, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 500 million shares of $0.001 par value common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.
Lincoln Park Capital Fund Purchase Agreement
On January 14, 2022, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a securities purchase agreement (the “LPC Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell shares of common stock to Lincoln Park, having an aggregate value of up to $50.0 million, subject to certain limitations and conditions set forth in the LPC Purchase Agreement, at the Company’s request from time to time during the 36-month term of the LPC Purchase Agreement. In consideration for entering into the LPC Purchase Agreement, the Company issued 230,414 shares of common stock to Lincoln Park as an initial commitment fee. Upon execution of the LPC Purchase Agreement and the Registration Rights Agreement on January 14, 2022, the Company sold to Lincoln Park, as an initial purchase under the LPC Purchase Agreement, a total of 1,382,488 shares of common stock, at a per share price of $2.17 per share, for aggregate consideration of approximately $3.0 million. In accordance with an associated registration rights agreement, the Company filed a registration statement covering the resale of these securities in August 2023.

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

Q2 2022 PIPE
On June 30, 2022, the Company entered into a securities purchase agreement with several institutional and accredited investors pursuant to which the Company agreed to issue in a private placement (the “Q2 2022 PIPE”) an aggregate of 37,649,086 shares of common stock and, to certain investors, in lieu of common stock, pre-funded warrants to purchase an aggregate of 13,276,279 shares of common stock at a price of $1.095 per share of common stock (or $1.094 per pre-funded warrant) and 50,925,365 warrants for the purchase of shares of common stock. Each warrant has an exercise price equal to $1.095 per share and will expire on the date that is 60 months from their original issue date. The price per pre-funded warrant represents the price of $1.095 per share sold in the Q2 2022 PIPE, minus the $0.001 per share exercise price of each such pre-funded warrant. The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. The Q2 2022 PIPE closed on July 6, 2022 and the Company received gross proceeds of $55.7 million, before deducting offering expenses paid by the Company.

The exercise of the warrants issued in the Q2 2022 PIPE was conditioned upon the Company increasing its authorized shares. Accordingly, the Company convened a special meeting of its stockholders on September 1, 2022, during which the stockholders approved an increase in the number of authorized shares of common stock from 125 million to 500 million pursuant to an amendment to the Company’s Certificate of Incorporation. As of July 6, 2022, due to the shortfall in authorized and available common shares, the Warrants did not meet the criteria required for permanent equity accounting. As a result, the Company allocated $41.2 million of the gross proceeds from the offering to the fair value of the warrants, which was recorded as a warrant liability, and the remaining $13.5 million was allocated to the common shares and pre-funded warrants and recorded as permanent

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity. The fair value of the warrant liability was calculated using the Black-Scholes option valuation model. The Company also allocated a portion of the transaction fees, including commissions and legal fees, to the warrant liability and expensed within other expense, net, approximately $2.9 million of these fees upon the closing of the Q2 2022 PIPE. Upon shareholder approval of the increase to the Company’s authorized shares, the Warrants met all criteria required for permanent equity accounting and, accordingly, the Company remeasured the fair value of the warrant liability through earnings, which resulted in approximately $2.5 million of income included within other (expense) income, net, and reclassified the fair value of the warrant liability to additional paid-in capital.

The Company filed a registration statement on July 29, 2022, which was declared effective by the SEC on August 5, 2022, registering for resale the common shares issued in the Q2 2022 PIPE and the issuance of the shares of common stock underlying the warrants and pre-funded warrants.

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

The Company concluded that the Class C warrants do not meet the equity contract scope exception under ASC 815-40 as in the event of a fundamental transaction such as a merger certain provisions may require the Company to adjust the settlement value that is not consistent with a fixed-for-fixed option pricing model. As a result, as of issuance date, the Company allocated $21.5 million of the gross proceeds from the offering to the Class C Warrants based on their fair value, which was recorded as a warrant liability, and the remaining $43.6 million was allocated to the common shares and pre-funded warrants and recorded as permanent equity. The Class C warrant liability has been subsequently adjusted to fair value at December 31, 2022 and will be adjusted to fair value at each subsequent balance sheet date until the warrants are settled. Changes in fair value of the Class C warrants are recognized as a component of other (expense) income, net, in the consolidated statements of operations and comprehensive loss.

The fair value of the Class C warrant liability is calculated using the Black-Scholes option valuation model as further described in Note 5. The Company also allocated a portion of the transaction fees, including commissions and legal fees, to the Class C Warrant liability and expensed within other expense, net, approximately $1.7 million of these fees upon the closing of the Q4 2022 Public Offering.
Q2 2023 PIPE
On May 15, 2023, the Company entered into a securities purchase agreement pursuant to which it agreed to issue and sell to several institutional and accredited investors in a private placement (the “Q2 2023 PIPE”), 34,521,046 shares of common stock at a price of $1.52 per share and pre-funded warrants to purchase 8,263,157 shares of common stock at a purchase price of $1.519 per pre-funded warrant (representing the price of $1.52 per share minus the $0.001 per share exercise price of each such prefunded warrant). The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. The Q2 2023 PIPE closed on May 18, 2023. The Company received gross proceeds of $65.0 million, before deducting offering expenses paid by the Company. The Company filed a registration statement on June 9, 2023, which was declared effective by the SEC on June 20, 2023, registering for resale the common shares issued in the Q2 2023 PIPE and the issuance of the shares of common stock underlying the pre-funded warrants.

Preferred Stock— As of December 31, 2024, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 10 million shares of $0.001 par value share. As of December 31, 2024 and December 31, 2023, no shares of preferred stock were outstanding.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    COMMON STOCK WARRANTS
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
Class C Warrants
In connection with its issuance of common stock in public offerings that closed on December 9, 2022, the Company issued 65,525,894 Class C warrants, which are exercisable at two Class C warrants for one share of the Company’s common stock or prefunded warrants to purchase shares of the Company’s common stock. The Class C warrants have an exercise price of $1.50 per set of two Class C warrants, expire on December 9, 2027 and were immediately exercisable upon issuance.

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
The following table provides a roll forward of outstanding warrants and pre-funded warrants for the purchase of shares of the Company’s common stock for the three years ended December 31, 2024:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable as of December 31, 2021	13,257,160	$7.96	2.72
Issued	104,531,257
Exercised	(500,100)
Expired	(5,416,567)
Outstanding and exercisable as of December 31, 2022	111,871,750	$1.86	4.53
Issued	8,263,157
Exercised	(7,475,814)
Outstanding and exercisable as of December 31, 2023	112,659,093	$1.88	3.53
Expired	(3,866,154)	$13.20
Outstanding and exercisable as of December 31, 2024	108,792,939	$1.48	2.69

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the Company’s outstanding warrants and pre-funded warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price		Expiration Date
October 25, 2016	5,155	$19.78		October 24, 2026
December 28, 2017	115,916	$19.78		December 28, 2027
September 12, 2018	20,220	$19.78		September 12, 2028
October 19, 2018	20,016	$19.78		October 19, 2028
March 18, 2019	5,000	$19.78		March 17, 2029
November 29, 2019	1,250,000	$12.00	(a)	n/a
March 23, 2021	50,000	$8.70	(b)	n/a
November 9, 2021	2,008,032	$4.98	(c)	n/a
March 3, 2022	766,666	$1.80	(d)	n/a
July 6, 2022	13,276,279	$1.095	(e)	n/a
July 6, 2022	44,075,050	$1.095		July 6, 2027
December 9, 2022	32,137,448	$1.50		December 9, 2027
December 9, 2022	6,800,000	$1.10	(f)	n/a
May 18, 2023	8,263,157	$1.52	(g)	n/a
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

15.    STOCK-BASED COMPENSATION

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
2015 Employee, Director and Consultant Equity Incentive Plan—Under the 2015 Plan, the Company grants incentive stock options, nonqualified stock options, restricted stock awards and other stock-based awards to employees, directors and consultants of the Company. As of December 31, 2024, there were approximately 66 thousand shares available for issuance under the 2015

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan. The 2015 Plan expired in January 2025 and, therefore, no further awards may be issued from the 2015 Plan. Outstanding stock options issued under the 2015 Plan may be exercised subject to the vesting and expiration provisions of such award. As of December 31, 2024, there are no outstanding restricted stock units that were issued under the 2015 Plan.
2017 Equity Incentive Plan— Under the 2017 Plan, the Company may grant incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Under an “evergreen” provision of the 2017 Plan, shares of common stock reserved for issuance under the 2017 Plan are increased annually on the first day of each year, beginning on January 1, 2021 and ending on January 1, 2027, in an amount equal to the lower of 4.0% of the number of shares of the Company’s common stock outstanding on January 1 of each year or an amount determined by the Company’s Board of Directors. As of December 31, 2024, approximately 562 thousand shares were available for future issuance under the 2017 Plan. As of January 1, 2025, an additional 6.8 million shares became available for future issuance under the 2017 Plan under the evergreen provision.
Amended and Restated 2017 Employee Stock Purchase Plan— The 2017 ESPP provides participating employees with the opportunity to purchase shares of the Company’s common stock at defined purchase prices over six-month offering periods. For the twelve months ended December 31, 2024, 635,542 shares of common stock were issued under the 2017 ESPP. As of December 31, 2024, approximately 4.3 million shares were available for future issuance under the 2017 ESPP.
2019 Inducement Equity Incentive Plan— On June 17, 2019, the Board of Directors approved the adoption of the 2019 Plan, as amended, which is used exclusively for the grant of equity awards to individuals who were not previously employees of the Company (or following a bona fide period of non-employment), as an inducement material to such individual’s entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The total number of shares of common stock that may be issued under the 2019 Plan, as amended, is 13.3 million shares. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2019 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future grants. As of December 31, 2024, approximately 3.1 million shares were available for future issuance under the 2019 Plan.
Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.1%	4.1%	3.4%
Expected term (in years)	6.1	6.0	6.1
Expected volatility	98.3%	93.9%	96.0%
Expected dividend yield	—%	—%	—%
Stock Options
The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding as of December 31, 2023	6,008,541	$2.97	8.6	$24
Granted	6,920,932	0.92
Forfeited	(1,085,977)	1.56		$1
Outstanding as of December 31, 2024	11,843,496	$1.90	8.6	$269
Exercisable as of December 31, 2024	2,851,579	$4.63	6.8	$—
Vested and expected to vest as of December 31, 2024	9,730,725	$2.09	8.4	$200

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock to the extent the stock option had a lower exercise price. The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2023 was $1 thousand. There were no options exercised in 2024 and 2022. The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $0.74, $0.97, and $1.38, respectively.
Restricted Stock Units— During the year ended December 31, 2024, the Company granted 6.3 million restricted stock units to employees and members of the Board of Directors at a weighted average grant date fair value of $0.95 per share. Approximately 6.3 million of these awards are performance restricted stock units (the “2024 PRSUs”) and the remainder are time-based and vest as the employee provides services to the Company. The PRSUs vest 50% based on the Company’s achievement of each of two operational milestones conditioned on the grantee’s continued employment with the Company. Although as of December 31, 2024, neither of the two performance criteria had been met, the Company considers the achievement of these operational milestones to be probable. The weighted average grant-date fair value per share of restricted stock units granted during the years ended December 31, 2024, 2023 and 2022 was $0.95, $1.76, and $2.09, respectively.
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

The following table summarizes the Company’s restricted stock activity for the twelve months ended December 31, 2024 :

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	3,118,824	$1.61
Granted	6,292,459	$0.95
Vested	(2,876,806)	$1.64
Forfeited	(532,652)	$0.97
Unvested at December 31, 2024	6,001,825	$0.96
Stock-Based Compensation— As of December 31, 2024, total unrecognized compensation expense related to unvested stock options and restricted stock units was $6.3 million, which is expected to be recognized over a weighted average period of 2.4 years.
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Research and development expense	$4,291	$4,357	$2,534
Selling, general and administrative expense	3,913	4,330	2,665
Total stock-based compensation	$8,204	$8,687	$5,199
Stock Appreciation Rights— On November 7, 2022 and February 13, 2024 (the “Grant Dates”), the compensation committee of the Board of Directors approved special retention and recognition grants of stock appreciation rights pursuant to the 2017 Plan to the Company’s President and Chief Executive Officer, Chief Financial Officer, and certain other executive officers of the Company. The SARs have a measurement price per SAR equal to $1.80 and $0.92, respectively, which was the closing price per share of the Company’s common stock on the Grant Dates, and each grant of SARs has a maximum term of ten years from the respective Grant Dates. Unless otherwise determined by the Board of Directors, the SARs will be settled in cash upon exercise. The settlement value will be based on the difference between the closing price of the Company’s common stock on the date of settlement less the measurement price multiplied by the number of SARs exercised. The SARs vest and become exercisable in equal annual installments on the first, second, and third anniversaries of the Grant Date, subject to the recipient remaining an employee of the Company through and including each applicable vesting date.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of the fair value of the outstanding SARs includes the closing price of the Company’s common stock of $0.73 and $0.84 as of December 31, 2024 and December 31, 2023, respectively, and the following assumptions on a weighted average basis:

	December 31, 2024	December 31, 2023	December 31, 2022
Common stock price	$0.73	$0.84	$0.99
Risk-free interest rate	4.3%	3.8%	4.0%
Expected term (in years)	3.89	4.86	5.86
Expected volatility	112.7%	100.0%	97.0%
Expected dividend yield	—%	—%	—%
Expected forfeiture rate	6.2%	18.6%	22.3%
The SARs are accounted for as liability awards as settlement will be in the form of cash unless the Board of Directors authorizes settlement in shares of the Company’s common stock and such shares are available to be issued from the 2017 Plan. The Company currently intends to settle the SARs in cash if and when exercised. Compensation expense is recorded based the fair value of the SARs, as determined using the Black-Scholes option valuation model, using an accelerated attribution method as the SARs vest. The Company remeasures the fair value of the outstanding SARs each period until settlement and adjusts life-to-date compensation expense to the period end SARs fair value. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $1.2 million, $1.9 million and $0.4 million, respectively, of compensation expense related to the SARs.
The following table summarizes the Company’s SARS activity for the twelve months ended December 31, 2024 :

Number of Shares
Outstanding as of December 31, 2023	7,138,335
Granted	3,273,718
Outstanding as of December 31, 2024	10,412,053
Vested as of December 31, 2024	4,092,224
The weighted average grant-date fair value per share of SARs granted during the years ended December 31, 2024 and December 31, 2022 was $0.92 and $0.71 per share, respectively. There were no grants of SARs for the year ended December 31, 2023.

16.    INCOME TAXES

During the year ended December 31, 2024, the Company recorded a current global income tax provision of $0.3 million, which was comprised of $0.2 million related to U.S. federal income taxes and $0.1 million related to U.S. state and foreign income taxes. Although the Company reported an ordinary pre-tax loss under GAAP for the year ended December 31, 2024, the Company generated taxable income primarily due to a gain on the sale of a priority review voucher (Note 18), which is not fully offset by deductible expenses, including research and development expenses that are not currently deductible under IRC section 174, or available net operating loss and research and development carryforwards. The Company’s Austrian subsidiary and its Massachusetts Security Corp subsidiary also generated taxable income.

The Company’s overall tax provision for the years ended December 31, 2023 and 2022 primarily related to its Austrian subsidiary and Security Corp subsidiary. For these years, the Company recorded no income tax benefits for the net operating losses incurred and research and development credits generated in its U.S. entity due to the uncertainty of realizing a benefit from those items.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss before the provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
United States	$(38,846)	$(102,126)	$(94,742)
Foreign (Austria)	1,706	1,037	903
	$(37,140)	$(101,089)	$(93,839)

A reconciliation of the expected income tax expense (benefit) at the U.S. federal statutory income tax rate to the actual income tax expense (benefit) at the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Expected tax expense (benefit) at U.S. federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(11.4)	(6.0)	(5.5)
Research and development tax credits	(3.9)	(1.4)	(1.0)
Orphan drug credits	(23.7)	—	—
Other permanent differences	2.2	(0.2)	3.0
Change in deferred tax asset valuation allowance	58.6	29.3	23.2
Other	—	(0.7)	1.3
Effective income tax rate	0.8%	—%	—%

Net deferred tax assets as of December 31, 2024 and 2023 consisted of the following:

	December 31,
(in thousands)	2024	2023
Net operating loss carryforwards	$115,332	$122,942
Tax credit carryforwards	18,649	8,416
Capitalized research and development expenses	44,524	28,402
Lease liabilities	523	755
Other	6,658	4,616
Total deferred tax assets	185,686	165,131
Valuation allowance	(184,908)	(163,994)
Deferred tax assets, net of valuation allowance	$778	$1,137
Right of use assets	778	1,137
Total deferred tax liabilities	$778	$1,137
Total deferred tax assets, net	$—	$—

As of December 31, 2024, the Company had U.S. federal and state net operating loss carryforwards of $372.9 million and $374.2 million, respectively, which may be available to offset future taxable income and begin to expire in 2035 and 2034, respectively. The Company has federal net operating losses $324.9 million, which do not expire, and $48.0 million of federal net operating losses generated prior to 2018 that will expire at various dates through 2037. In addition, as of December 31, 2024, the Company had foreign net operating loss carryforward of $58.1 million, which do not expire but are generally limited in their usage to an annual deduction equal to 75% of taxable income. As of December 31, 2024, the Company also had U.S. federal and state research and development tax credit carryforwards of $7.1 million and $3.4 million, respectively, which may be available to offset future tax liabilities and each begin to expire in 2035 and 2030, respectively. Additionally, the Company has U.S. federal Orphan Drug credit carryforwards of $8.8 million which may be available to offset future tax liabilities which begin to expire in 2044.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024, uncertain tax position reserves recorded were $0.2 million for U.S. federal and state research and development tax credits.

The following table summarizes the Company’s reserve for uncertain tax positions for the three years ended December 31, 2024:

(in millions)	Reserve for Uncertain Tax Position
Balance as of December 31, 2022	$0.2
Balance as of December 31, 2023	$0.2
Balance as of December 31, 2024	$0.2

Utilization of the Company’s U.S. net operating loss carryforwards and research and development tax credit carryforwards are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously and could be further limited as a result of ownership changes that could occur in the future. These ownership changes limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has conducted a 382 study to assess whether a change or changes of control, as defined by Section 382, have occurred since inception. The Company has determined that multiple changes of control have occurred with the latest in the ended 2022. Utilization of the Company’s U.S. net operating loss carryforwards generated prior to the last change of control are subject to an annual usage limitation. Net operating loss carryforwards generated after the Tax Cuts and Jobs Act of 2019 (“TCJA”) are also subject to an 80% annual usage limitation in addition to the section 382 limitation. During the year ended December 31, 2024, the Company generated ordinary taxable income and utilized all pre-TCJA 2019 net operating loss carryforwards and all available post-TCJA net operating loss carryforwards available subject to the section 382 limitation.

Each period, the Company evaluates the positive and negative evidence bearing upon its ability to realize its federal, state and foreign deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2024, 2023 and 2022.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024, 2023 and 2022 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Valuation allowance, beginning of year	$(163,994)	$(133,112)	$(111,835)
Current year activity	(20,914)	(30,882)	(21,277)
Valuation allowance, end of year	$(184,908)	$(163,994)	$(133,112)

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2021 through December 31, 2023. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. No interest and penalties have been recorded as of December 31, 2024.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follow:

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Numerator:
Net loss	$(37,450)	$(101,167)	$(93,867)
Deemed dividend as a result of Class B Warrant price reset	—	—	(2,546)
Net loss attributable to common stockholders	$(37,450)	$(101,167)	$(96,413)
Denominator:
Weighted average shares of common stock—basic and diluted	201,062,211	177,812,480	63,525,845
Net loss per share attributable to common stockholders— basic and diluted	$(0.19)	$(0.57)	$(1.52)
Basic and diluted weighted average shares of common stock outstanding for the years ended December 31, 2024, 2023 and 2022 includes the weighted average effect of 32.4 million, 32.4 million and 24.2 million pre-funded warrants, for the purchase of shares of common stock, for which the remaining unfunded exercise price is less than or equal to $0.01 per share. During the years ended December 31, 2022, in accordance with the Class B Warrant agreement, the exercise price of each outstanding Class B Warrant was adjusted to the price of subsequent sales of common stock. Such adjustments are accounted for as a deemed dividend that adjusts net loss available to common shareholders for purposes of basic earnings per share. The deemed dividend was calculated using the Black-Scholes pricing model, taking into account historical volatility of the Company’s common stock and the estimated remaining life of the outstanding Class B Warrants.
The Company’s potentially dilutive securities include outstanding stock options, unvested restricted stock units and warrants to purchase shares of common stock for the three years ended December 31, 2024. These potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock	11,843,496	6,008,541	2,021,480
Unvested restricted stock units	6,001,825	3,118,824	1,680,563
Warrants to purchase common stock (excluding prefunded warrants, which are included in basic shares outstanding)	76,378,805	80,244,959	87,720,773
	94,224,126	89,372,324	91,422,816
18.    GAIN ON SALE OF NONFINANCIAL ASSETS

During the year ended December 31, 2024, the Company entered into contractual arrangement with a third party that transferred the rights to a Priority Review Voucher (“PRV”) awarded to the Company as a result of the FDA’s approval of XOLREMDI. The PRV was accounted for as an intangible asset with no accounting cost basis. The third party purchased the PRV for $105.0 million. There were no fees associated with the sale and the Company has no continuing obligations with respect to the PRV. The Company concluded that the third party is “non-customer” as the underlying PRV is not an output of the Company’s ordinary commercial activities. Accordingly, the Company accounted for this transaction under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). As a result of the transfer of control of the PRV to the third party, the Company derecognized the associated intangible asset and recorded a gain through “gain on sale of non-financial assets.”

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2022, a third party, who had previously acquired rights to certain intellectual property from the Company, terminated the arrangement and transferred these rights back to the Company. Also during the year ended December 31, 2022, the Company transferred these rights to another third party in return for $0.5 million. The Company has no continuing involvement in any ongoing research and development activities associated with the intellectual property. The Company concluded that these third parties are “non-customers” as the underlying intellectual property transferred to and from these third parties supports potential drug candidates that are not aligned with the Company’s strategic focus and, therefore, are not an output of the Company’s ordinary activities. Accordingly, the Company accounted for the sale of the intellectual property as the sale of a non-financial asset under ASC 610-20, and included the gain in “gain on sale of non-financial assets” for the year ended December 31, 2022.
19.    SEGMENT INFORMATION
The Company has defined its Chief Operating Decision Maker (“CODM”) as its Chief Executive Officer. The CODM manages the Company’s operations as a single operating segment, which comprises its single reportable segment, for the purposes of assessing performance and making operating decisions. The Company’s focus is on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. The Company’s research, development and commercialization efforts are primarily focused on its lead molecule, mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI, for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM syndrome to increase the number of circulating mature neutrophils and lymphocytes. The Company derives its revenue from the sale of XOLREMDI. All revenue recognized for the year ended December 31, 2024 was derived from customers in the U.S.
The CODM uses the Company’s consolidated net income (loss) to monitor actual results as compared to the budget in assessing segment performance and allocation of resources.
The measure of profit for the segment is net income (loss) and consisted of the following for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue from external customers	$2,557	$—	$—
Compensation expense, excluding stock-based compensation, SARs compensation expense and severance expense	46,148	28,377	27,783
Direct research and development program expenses (X4P-001, mavorixafor)	41,483	41,163	30,041
Gain on sale of non-financial assets	(105,000)	—	(509)
Other segment items (a)	57,376	31,627	36,553
Net loss (measure of segment profit)	$(37,450)	$(101,167)	$(93,867)
(a) Other segment items primarily include cost of revenue, external departmental costs withing sales, general and administrative departments, certain unallocated external costs within research and development, stock-based compensation expense, SARs compensation expense, severance expense, other income (expense), and provision for income taxes.
The CODM only receives and reviews information regarding segment assets at the consolidated level. Certain other entity-wide disclosures are included elsewhere in these consolidated financials statements. As of December 31, 2024, the Company’s single operating segment had long-lived assets, including property and equipment and right-of-use assets, of $4.8 million, of which $3.2 million and $1.7 million were located in the U.S. and Austria, respectively. As of December 31, 2023, the operating segment’s long-lived assets were $6.4 million, of which $4.3 million and $2.1 million were located in the U.S. and Austria, respectively.

X4 PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.     SUBSEQUENT EVENTS

Norgine Agreement
On January 13, 2025, the Company entered into a License and Supply Agreement (the “Norgine Agreement”) with Norgine Pharma UK Limited (“Norgine”), pursuant to which Norgine is granted an exclusive license to (i) distribute, market and sell the Company’s product mavorixafor (marketed by the Company as XOLREMDI in the United States) for all indications in the European Economic Area, Switzerland, the United Kingdom, Australia and New Zealand (collectively, the “Territory”), following regulatory approval. Additionally, Norgine was granted a co-exclusive license to manufacture mavorixafor for the Territory within the Field (as defined in the Norgine Agreement). The Company retains all rights to mavorixafor outside the Territory and specific reserved rights within the Territory. Norgine may grant sublicenses to its affiliates and certain third parties subject to the terms of the Norgine Agreement, except that it may not sublicense the commercial rights granted under the Norgine Agreement for certain countries without X4’s explicit consent.

Pursuant to the terms of the Norgine Agreement, the Company shall receive the following payments from Norgine: (i) an upfront payment in the amount of €28.5 million (such payment was received in January 2025), (ii) up to approximately €226.0 million upon the achievement of certain regulatory, commercial and sales milestones, and (iii) escalating double-digit royalties of up to mid-twenties on any future net sales in the Territory. The tiered royalty payments are subject to royalty stacking, and to a material reduction on a country-by-country basis if a generic version of mavorixafor becomes available in the applicable country. X4 and Norgine will collaborate closely on regulatory filings, with X4 continuing to be responsible for the ongoing global, pivotal Phase 3 4WARD clinical trial evaluating mavorixafor in chronic neuropathy. Norgine will be responsible for all market access and commercialization activities and will eventually hold all marketing authorizations in the licensed territories. The Company will manufacture and supply mavorixafor to Norgine. Norgine shall be required to pay a supply price to the Company for the licensed product derived from the CMO costs plus a low double-teen digit of the CMO costs.

Subject to customary rights of each party to earlier terminate the Norgine Agreement, the term of the Norgine Agreement continues, on a country-by-country basis, until the later of: (i) the tenth (10th) anniversary of the first commercial sale of mavorixafor, (ii) expiration of regulatory market exclusivity of mavorixafor or (iii) expiration of the last-to-expire licensed patent in such country. The term of the Norgine Agreement shall be automatically renewed for additional three-year terms unless either party provides the other party written notice of its intent not to renew the Agreement at least one year prior to the applicable termination date of the Agreement. In the event of automatic renewal, the royalty payment rate drops to a single digit royalty.

Q1 2025 Restructuring
On February 6, 2025, the Company announced a strategic restructuring of its workforce and capital spending to focus efforts on advancing mavorixafor to treat those with chronic neutropenia, while also optimizing its U.S. promotion of XOLREMDI. In connection with this shift in operational focus and strategic restructuring, the Company expects to implement a net reduction of its employee headcount by approximately 30% of the Company’s employees. The strategic restructuring activities include
(i)     discontinuing of research efforts,
(ii)     closing the Company’s facility in Vienna, Austria,
(iii)     pausing pre-clinical drug candidate programs,
(iv)     scaling the U.S. commercial field team and supporting roles across the Company and
(v)     streamlining other spending to support the ongoing clinical development of mavorixafor for the larger population of those with chronic neutropenia.

The Company estimates that the workforce reduction will be substantially completed in the first quarter of 2025.