Form 10-Q
period 2025-03-31
X4 Pharmaceuticals, Inc
filed 2025-05-01
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 28, 2025, the registrant had 5,788,686 shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

On April 28, 2025, X4 Pharmaceuticals, Inc. (the “Company”), effected a 1-for-30 reverse stock split of its common stock (the “Reverse Stock Split”). Unless otherwise noted, all references to common stock share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

See Note 13 of the condensed consolidated financial statements for a description of the Reverse Stock Split.

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

•our expectations that the intended effects of the reverse stock split will occur and that we will be able to regain compliance with Nasdaq’s listing requirements and this will positively impact our ability to raise capital;

•the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and related preparatory work and the period during which the results of the trials will become available, as well as our research and development programs;
•the potential benefits, including clinical utility, that may be derived from XOLREMDI or any of our product candidates;
•the timing of and our ability to obtain and maintain regulatory approval of our existing product XOLREMDI (mavorixafor) or any product candidates that we may develop in the future, and any related restrictions, limitations, or warnings in the label of any approved product candidates;
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

•the benefits of U.S. Food and Drug Administration and European Commission designations, including, without limitation, Fast Track, orphan and Breakthrough Therapy;
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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Quarterly Report. Some of the more significant risks include the following:

•We have incurred significant losses and have not generated significant revenue from product sales since our inception and we cannot predict whether or when and if we will be able to generate meaningful revenues from sales of XOLREMDI at levels or on timing necessary to support our investment and goals. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize XOLREMDI and to obtain marketing approval and commercialize our product candidates, including mavorixafor, or other product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we are unable to predict the extent of any future losses and do not know when any of these product candidates will generate significant revenue for us, if at all. We expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

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

•The regulatory review and approval processes of the Food and Drug Administration (the “FDA”) and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, including additional indications for mavorixafor, our business will be substantially harmed.

•We depend on license agreements with Genzyme, Beth Israel Deaconess Medical Center, and Georgetown University to permit us to use patents and patent applications. Termination of these rights or the failure to comply with obligations under these agreements could materially harm our business and prevent us from developing or commercializing our product candidates.

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

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$40,257	$55,699
Accounts receivable	509	1,070
Marketable securities	46,694	46,361
Research and development incentive receivable	665	640
Inventory	3,089	2,817
Prepaid expenses and other current assets	4,483	5,588
Total current assets	95,697	112,175
Property and equipment, net	487	776
Goodwill	17,351	17,351
Intangible asset, net	9,813	10,000
Right-of-use assets	3,652	4,065
Other assets	3,013	2,080
Total assets	$130,013	$146,447
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,115	$8,621
Accrued expenses (Note 9)	12,611	23,005
Deferred revenue	855	—
Current portion of lease liability	1,303	1,251
Total current liabilities	25,884	32,877
Long-term debt, including accretion, net of discount (Note 10)	75,629	75,425
Lease liabilities	1,109	1,410
Warrant liability (Note 5)	2,925	13,755
Deferred revenue	955	—
Other liabilities	567	831
Total liabilities	107,069	124,298
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 5,788,745 and 5,698,231 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	538,139	537,620
Accumulated other comprehensive loss	(128)	(122)
Accumulated deficit	(515,073)	(515,355)
Total stockholders’ equity	22,944	22,149
Total liabilities and stockholders’ equity	$130,013	$146,447
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
License and other revenue	$27,865	$—
Product revenue, net	942	—
Total revenue	28,807	—
Costs and operating expenses:
Cost of revenue	4,716	—
Research and development	18,513	19,854
Selling, general and administrative	15,021	17,435
Total operating expense	38,250	37,289
Loss from operations	(9,443)	(37,289)
Other income (expense), net:
Interest income	1,025	1,066
Interest expense	(2,201)	(1,874)
Change in fair value of warrant liability	10,830	(13,755)
Other income, net	105	105
Total other income (expense), net	9,759	(14,458)
Income (loss) before provision for income taxes	316	(51,747)
Provision for income taxes	34	19
Net income (loss)	$282	$(51,766)
Net income (loss) per share: basic	$0.04	$(7.77)
Weighted average shares of common stock outstanding: basic	6,840,035	6,666,386
Net income (loss) per share: diluted	$0.04	$(7.77)
Weighted average shares of common stock outstanding: diluted	6,869,084	6,666,386

Other comprehensive income (loss), net of tax:
Net income (loss)	$282	$(51,766)
Change in net unrealized gains on marketable debt securities	(6)	(36)
Comprehensive income (loss)	$276	$(51,802)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	5,698,231	$6	$537,620	$(122)	$(515,355)	$22,149
Vesting of restricted stock units	90,514	—	—	—	—	—
Stock-based compensation expense	—	—	519	—	—	519
Unrealized loss on marketable securities	—	—	—	(6)	—	(6)
Net income	—	—	—	—	282	282
Balance at March 31, 2025	5,788,745	$6	$538,139	$(128)	$(515,073)	$22,944

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	5,581,153	$6	$529,117	$(119)	$(477,905)	$51,099
Vesting of restricted stock units	16,773	—	—	—	—	—
Stock-based compensation expense	—	—	1,739	—	—	1,739
Unrealized loss on marketable securities	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(51,766)	(51,766)
Balance at March 31, 2024	5,597,926	$6	$530,856	$(155)	$(529,671)	$1,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$282	$(51,766)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	519	1,739
Depreciation and amortization expense	476	62
Non-cash lease expense	413	386
Accretion of debt discount	225	254
Change in fair value of warrant liability	(10,830)	13,755
Other	(173)	(117)
Changes in operating assets and liabilities:
Accounts receivable	561	—
Inventory	(272)	—
Prepaid expenses, other current and non-current assets and research and development incentive receivable	201	1,062
Accounts payable	2,476	4
Accrued expenses and other long-term liabilities	(7,782)	1,264
Deferred revenue	1,810	—
Lease liabilities	(274)	(240)
Net cash used in operating activities	(12,368)	(33,597)
Cash flows from investing activities:
Acquisition of intangible asset	(3,000)	—
Purchase of marketable securities	(11,888)	(10,263)
Sales and maturities of marketable securities	11,750	5,000
Acquisition of property and equipment	—	(59)
Net cash used in investing activities	(3,138)	(5,322)
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	72	(59)
Net decrease in cash, cash equivalents and restricted cash	(15,434)	(38,978)
Cash, cash equivalents and restricted cash at beginning of period	56,475	100,248
Cash, cash equivalents and restricted cash at end of period	$41,041	$61,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a biopharmaceutical company developing and commercializing novel therapeutics for the treatment of rare diseases of the immune system. We have successfully developed our first product, mavorixafor, in its first indication. Mavorixafor is an orally available, small-molecule selective antagonist of chemokine receptor CXCR4. Due to its ability to increase the mobilization of mature, functional white blood cells from the bone marrow into the bloodstream, we believe that mavorixafor has the potential to benefit people with a range of immunodeficiencies - a therapeutic market that is principally served by injectable therapies frequently associated with treatment-limiting adverse events. On April 29, 2024, the Company announced that the U.S. Food and Drug Administration (“FDA”) approved the Company’s New Drug Application (“NDA”) for mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI®, for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM syndrome (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis), to increase the number of circulating mature neutrophils and lymphocytes. XOLREMDI is the first drug approved in the U.S. to treat patients with WHIM syndrome. The Company launched XOLREMDI in May 2024 and is currently marketing the drug in the U.S. through its X4 commercial team. WHIM syndrome is a rare combined primary immunodeficiency and chronic neutropenic disorder. The Company has launched XOLREMDI in WHIM syndrome in the U.S. and has filed for regulatory approvals to commercialize mavorixafor outside of the U.S. The U.S. approval of XOLREMDI in the WHIM syndrome indication is the first for mavorixafor, which is an orally bioavailable selective antagonist of chemokine receptor CXCR4, a key regulator of the movement of immune cells throughout the body. Due to its ability to increase the mobilization of white blood cells from the bone marrow into the bloodstream, the Company believes that mavorixafor has the potential to provide therapeutic benefit across a variety of immune system disorders in addition to WHIM syndrome. The Company has completed a Phase 2 study evaluating the safety and efficacy of mavorixafor as a monotherapy and in combination with granulocyte colony-stimulating factor (“G-CSF”) in people with certain chronic neutropenic (“CN”) disorders. Results from this six-month Phase 2 study showed mavorixafor was generally well tolerated and able to durably increase study participants’ mean absolute neutrophil count (“ANC”) both as a monotherapy and in combination with G-CSF. The Company is actively enrolling participants in a global, pivotal Phase 3 clinical trial of mavorixafor (the 4WARD study) that aims to evaluate the efficacy, safety, and tolerability of oral once-daily mavorixafor with or without G-CSF in people with congenital or acquired primary autoimmune and idiopathic chronic neutropenia who are experiencing recurrent and/or serious infections. The Company is headquartered in Boston, Massachusetts.

Going Concern Assessment—The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Although the Company has an approved drug product, licensing and sales of the Company’s drug product over the next 12 months will not be sufficient to fund the Company’s operating expenses. Since inception, the Company has incurred significant operating losses and negative cash flows from operations, and the Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future. As of March 31, 2025, the Company had $87.0 million of cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $515.1 million. For the three months ended March 31, 2025, the Company’s net income was $0.3 million and net cash used in operating activities was $12.4 million.

The Company has a covenant (the “Minimum Cash Covenant”) under its Second Amended and Restated Loan and Security Agreement, as amended, (the “Hercules Loan Agreement”) with Hercules Capital Inc.(“Hercules”), that requires that the Company maintain a minimum level of cash of $15.0 million, which represents 20% of outstanding borrowings under the Hercules Loan Agreement. The Company must also continue to achieve a financial covenant (“Performance Covenant”), which includes maintaining a trailing six-month net product revenue of at least 55% of its forecast as approved by the Company’s Board of Directors. Such Performance Covenant is waived during any period in which: the Company maintains Qualified Cash, as defined in the Hercules Loan Agreement, in an aggregate amount equal to at least 75% of loans outstanding under the Hercules Loan Agreement or both (a) the Company maintains a Market Capitalization (as defined in the Hercules Loan Agreement) of at least $450.0 million and (b) the Company maintains Qualified Cash in an aggregate amount equal to at least 45% of loans outstanding. Based on its current operating plan, which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses, the Company believes there is a risk that it will not meet the conditions of the Performance Covenant and Minimum Cash Covenant within the 12-month period from the issuance date of these condensed consolidated financial statements. In such case, Hercules could accelerate the principal payments on the Company’s outstanding loans and the Company potentially would not have sufficient cash, cash equivalents and short-term marketable securities to settle such obligations. Accordingly, management has concluded that this condition meets the standard

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for raising substantial doubt about the Company’s ability to continue as a going concern. The Company does not have adequate financial resources to fund its forecasted operating costs for at least one year after the date that these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
To alleviate the risk that the Company violates the Performance Covenant or the Minimum Cash Covenant, the Company will need to raise additional capital, which cannot be assured, and/or modify the Performance Covenant and Minimum Cash Covenant. In addition, unless and until the Company reaches profitability in the future, it will require additional capital to fund its operations. Such additional capital could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, or other collaborations and strategic alliances. If the Company is unable to obtain funding, it could be forced to delay, reduce, or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect its business prospects, or it may be unable to continue operations.

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

Reverse Stock Split— On April 28, 2025 the Company effected a 1-for-30 reverse stock split of its common stock (the “Reverse Stock Split”). Unless otherwise noted, all references to common stock share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.
Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2024 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024 included in the 2024 Annual Report filed with the SEC on March 26, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations, and comprehensive income (loss) and cash flows have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

Use of Estimates— The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the accrual of operational and financial license milestones (Note 3), the accrual of reserves for variable consideration related to product revenue, and the impairment or lack of impairment of long-lived assets including

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

operating lease right-of-use assets and goodwill. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies—The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 26, 2025. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies other than as follows:

Revenue Recognition— The Company records revenue using the guidance of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), as amended. Upon the approval by the FDA of the sales and marketing of the Company’s lead product candidate, revenue related to its sale and distribution is accounted for under ASC 606. The Company recognizes revenue when its customer obtains control of promised goods, services or licensed rights, in an amount that reflects the consideration that the Company determines it expects to receive in exchange for those goods, services or licensed rights. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the customer and contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price, adjusted for variable consideration resulting from potential returns, rebates, discounts, down-stream charges and the probability of achievement of future milestones; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the Company satisfies its performance obligations, which is upon delivery of the finished product to the customer, delivery of services or delivery of licensed rights.

The Company currently sells its product to a specialty pharmacy, which dispenses the Company’s drug product to patients in the U.S. The Company records revenue when the specialty pharmacy obtains control over the promised good, which occurs at a point in time, typically upon delivery to the specialty pharmacy. The Company has concluded that it provides one performance obligation in its contract with the specialty pharmacy customer and for other customers in this class: the delivery of drug product that has been approved for sale and distribution by the applicable regulatory authority.

The Company has also entered into a license and supply agreement with a third-party (Note 3). The terms of this agreement contain multiple performance obligations, which include a) the delivery of a license, b) WHIM research and development services and c) CN research and development services. Payments to the Company under this arrangement include non-refundable, upfront license fees; regulatory and sales-based milestone payments and royalties on future product sales.

As part of the accounting for its contract arrangements, the Company makes significant judgments, primarily related to the estimation of the amount of variable consideration to include in the transaction price upon delivery of the Company’s drug product or licensed rights.
•The variable consideration for product sales typically includes estimates for discounts, product returns, rebates due to U.S. federal and state payors, such as Medicaid, based on agreements that the Company has with these payors who provide medical insurance to the end patient, and estimated co-pay assistance payments for patients who enroll in the Company’s patient assistance program. These variable payments are considered a reduction of the Company’s transaction price with its customer and are estimated using the expected value method at the time the Company’s product is delivered to the customer.
•The consideration in license agreements typically includes future regulatory milestone payments, sales-based milestone payments, and royalties on future product sales. The Company has elected to exclude sale-based milestone payments and sales-based royalties from the transaction price under the applicable practical expedient. As such, the remaining variable consideration is generally comprised of future regulatory or operational milestone payments, which are considered for inclusion in the transaction price at the outset of the arrangement and at each reporting period using the most-likely-amount method.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For arrangements which contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the estimated relative standalone selling price. The Company estimates the standalone selling price with the objective of determining the price at which the Company would sell such an item if it were to be sold regularly on a standalone basis.

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

Cost of Revenue— Cost of revenue consists of drug product costs, including capitalized internal direct and overhead costs associated with the manufacturing, lot release and distribution of XOLREMDI, amortization of intangible assets associated with license agreements and royalty expense. Cost of revenue may also include costs related to excess or obsolete inventory adjustment charges and abnormal manufacturing costs.
Restricted Cash

(in thousands)	As of March 31, 2025	As of December 31, 2024
Letter of credit security: Vienna Austria lease	207	199
Letter of credit security: Boston and previous headquarter lease	577	577
Total restricted cash included in other assets	$784	$776
In connection with the Company’s lease agreements for its facilities in Massachusetts and Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord. In accordance with the Company’s Hercules Loan Agreement and as further described in Note 10, the Company at all times must maintain a minimum level of cash of $15.0 million in an account or accounts in which Hercules has a first priority security interest as further described in Note 10.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum to the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$40,257	$55,699
Restricted cash	784	776
Total cash, cash equivalents and restricted cash	$41,041	$56,475

Recently Announced Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require that entities on an annual basis disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items if the effect of those reconciling items that exceed a certain threshold. ASU 2023-09 also requires more disaggregated disclosures related to income taxes paid. The amendments in ASU 2023-09 become effective for the Company in its December 31, 2025 consolidated financial statements. Although the Company continues to evaluate the potential impact of ASU 2023-09, the Company does not expect that the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements when adopted.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220) (“ASU 2024-03”) requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements in ASU 2024-03 may be applied either prospectively to financial statements issued for reporting periods after the

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

effective date or retrospectively to any or all prior periods presented in the financial statements. The Company continues to evaluate the impact of ASU 2024-03.

3.    LICENSE AND FUNDING ARRANGEMENTS
Research and Development Incentive Program
The Company participated in a research and development incentive program provided by the Austrian government whereby the Company was entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses and capital expenditures incurred by the Company’s subsidiary in Austria. As of March 31, 2025, the amount due under the program was $0.7 million, which amount is included in research and development incentive receivable in the condensed consolidated balance sheet. During the three months ended March 31, 2025 no amounts were recorded for this program as the Company is in the process of closing the Vienna site. During the three months ended March 31, 2024, the Company recorded $0.2 million of income related to the program within the condensed consolidated statement of operations as other income.

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

Under the Genzyme Agreement, the Company is obligated to make milestone payments contingent upon the achievement of certain regulatory and sales milestones with respect to licensed products. During the three months ended March 31, 2025, a $3.0 million regulatory milestone, which had been previously accrued, was paid after receipt of the European Medicines Agency’s (“EMA”) validation of the Company’s Marketing Authorisation Application (“MAA”) for processing. The payment was recorded as a definite-lived intangible asset as discussed in Note 8. In addition, as a result of sublicense payments received in the three months ended March 31, 2025, the Company incurred $4.5 million of royalty payments under the Genzyme Agreement. Such royalty payment was recorded as cost of revenue.

As of March 31, 2025, the Company is obligated to make future milestone payments in the aggregate amount of up to $10.0 million, including $5.0 million upon the notification by the EMA of regulatory approval of the Company’s MAA for WHIM and one-time sales milestone payments of $0.5 million, $1.5 million and $3.0 million on cumulative net sales of $50.0 million, $150.0 million and $300.0 million, respectively. As of March 31, 2025, the Company accrued $0.5 million of sales-based milestones as a component of the definite-lived intangible asset, as management has concluded that the achievement of this milestones is probable.

The Company is also obligated to pay Genzyme tiered royalties based on net sales of licensed products that the Company commercializes under the agreement. Upon the first sale of the Company’s drug candidate in the U.S., the Company incurred a royalty on annual net sales at a rate of 6%, and will incur royalties on annual net sales at a rate of 6% up to $150.0 million, 10% on the portion of annual net sales between $150.0 million and $300.0 million, and 12% thereafter on annual sale over $300.0 million. The Company also incurs a 15% royalty on certain sublicense payments received from sub-licensees.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Norgine Agreement
On January 13, 2025, the Company entered into a License and Supply Agreement (the “Norgine Agreement”) with Norgine Pharma UK Limited (“Norgine”), pursuant to which Norgine was granted an exclusive license to seek regulatory approval and distribute, market and sell the Company’s product mavorixafor (marketed by the Company as XOLREMDI in the United States) within the Field (as defined in the Norgine Agreement), in the European Economic Area, Switzerland, the United Kingdom, Australia and New Zealand (collectively, the “Territory”), following regulatory approval in the Territory. Additionally, Norgine was granted a co-exclusive license to manufacture mavorixafor for the Territory. The Company retains all rights to mavorixafor outside the Territory and specific reserved rights within the Territory. Norgine may grant sublicenses to its affiliates and certain third parties subject to the terms of the Norgine Agreement, except that it may not sublicense the commercial rights granted under the Norgine Agreement for certain countries without X4’s explicit consent.

Pursuant to the terms of the Norgine Agreement, the Company received a one-time, non-refundable, upfront payment of €28.5 million and a regulatory milestone payment of €0.5 million. The Company could receive up to approximately €20.6 million, €20.0 million and €185.0 million upon the achievement of certain regulatory, commercial, and sales milestones, respectively, or €225.6 million in aggregate. The Norgine Agreement also includes escalating double-digit royalties of up to mid-twenties on any future net sales in the Territory. The tiered royalty payments are subject to royalty stacking, and to a material reduction on a country-by-country basis if a generic version of mavorixafor becomes available in the applicable country. The Company and Norgine will collaborate closely on regulatory filings, with X4 continuing to be responsible for the ongoing global, pivotal Phase 3 4WARD clinical trial evaluating mavorixafor in chronic neutropenia and cetain components of pediatric studies for WHIM. Norgine will be responsible for all market access and commercialization activities. The Company also agreed to manufacture and supply mavorixafor to Norgine. Norgine shall be required to pay a supply price to the Company for the licensed product derived from the Company’s manufacturing costs plus margin in the low teens.

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

4.    REVENUE

Product Revenue, Net
During the three months ended March 31, 2025, the Company recorded net revenue $0.9 million for the sale of the Company’s product. No net revenue was recorded in the three months ended March 31, 2024.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the balances and activity in each of the product reserve accounts for the three months ended March 31, 2025.

(in thousands)	Rebates and Discounts	Co-Pay Assistance	Product Returns	Total
Beginning balance at December 31, 2024	$99	$29	$11	$139
Provision related to revenue associated with sales processed in the three month period ended March 31, 2025	79	26	11	116
Adjustments related to revenue associated with sales processed in prior periods	(16)	6	—	(10)
Credits and payments made during the period	(30)	(83)	—	(113)
Balance as of March 31, 2025	$132	$(22)	$22	$132

The provision for contractual discounts provided to the Company’s customer is recorded as a reduction of accounts receivable.
The provisions for co-pay assistance payments, contractual rebates and product returns are classified within accrued expenses.

The following table provides a rollforward of accounts receivable for the three months ended March 31, 2025.

(in thousands)	Accounts Receivable
Beginning balance at December 31, 2024	$1,070
Increase in accounts receivable for drug product sales	1,018
Decrease in accounts receivable for cash collections	(1,579)
Balance as of March 31, 2025	$509

License and Other
During the three months ended March 31, 2025, the Company entered into the Norgine Agreement. The Company analyzed the activities required under the Norgine Agreement and concluded that the arrangement was indicative of a vendor-customer relationship and would be accounted for under ASC 606. During the three months ended March 31, 2025, the Company received a one-time, non-refundable, up-front payment of €28.5 million and a regulatory milestone payment of €0.5 million, which are included the transaction price. All other future regulatory-based milestone payments, which represent variable consideration, have been fully constrained as these are not yet considered probable. The Company has also excluded from the transaction price future royalty payments that are based on units sold by Norgine and future cumulative revenue-based milestone payments under the applicable practical expedient.

Under the Norgine Agreement, the Company’s promises include a) the delivery of a license, b) research and development services for certain components of WHIM clinical studies, c) research and development services for the global Phase 3 trial of XOLREMDI for CN, and d) the option for delivery of commercial drug supply pursuant to a manufacturing agreement. The Company assessed the above promises and determined that the option for delivery of commercial drug supply is priced at fair value, and therefore is not a material right or a performance obligation. Revenue from the delivery of manufacturing supply will be recorded when delivered at the pricing agreed to in the contract. The license was considered functional intellectual property as of the inception of the Norgine Agreement and distinct from other promises under the contract, as Norgine can benefit from the license on its own or together with other readily available resources. Each of the research and development services were considered distinct as the customer can benefit from these services together with the license transferred at the inception of the agreement. The research and development services will not modify or customize the initial intellectual property transferred at contract inception due to the late stage of development of the intellectual property. As a result, the Company identified three performance obligations: a) the delivery of the license, b) research and development services for certain components of WHIM clinical studies, and c) research and development services for the global Phase 3 trial of XOLREMDI for CN.

The Company allocated the transaction price of $29.7 million among these three performance obligations based on the Company’s best estimate of stand-alone selling price for each distinct performance obligation. The Company developed the estimated standalone selling price, at inception, for each of the three performance obligations with the objective of determining the price at which the Company would sell such an item if it were to be sold regularly on a standalone basis. The Company developed the estimated standalone selling price for the license primarily based on the probability-weighted present value of expected future cash flows. In developing such estimates, the Company applied judgment in determining the forecasted

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

revenues, taking into consideration the applicable market conditions and relevant entity-specific factors, the probability of success, the time needed to develop XOLREMDI and the discount rate. The Company developed the estimated standalone selling price for the research and development services based on the amount a third party would pay for these services, which contemplates the level of efforts necessary to perform these services and the costs for full-time equivalent employees and expected resources to be committed plus a reasonable margin.

During the three months ended March 31, 2025, the Company recognized $27.6 million for the delivery of the license and $0.3 million for research and development services. The license performance obligation was satisfied at a point in time upon transfer of the license to Norgine. Control of the license was transferred on the effective date of the Norgine Agreement as Norgine could begin to use and benefit from the license. For the research and development performance obligations, the Company recognizes revenue over time using an input method based on cost incurred during the period relative to the total estimated cost of the obligation. This method, in management’s judgment, is the best measure of progress towards satisfying the performance obligation as the transfer of control occurs as services are performed. The amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the condensed consolidated balance sheet and will be recognized over the remaining period as the performance obligation is satisfied.

The following table summarizes the allocation of transaction price to the three performance obligations in the Norgine Agreement based on the weighting of estimated stand-alone selling price for these performance obligations at the inception of the agreement.

	Allocation of Transaction Price	Revenue Recognized
(dollars in thousands)		Three Months Ended March 31
Performance Obligation:		2025	2024
License	$27,639	$27,639	$—
Research and development services: WHIM	312	17	—
Research and development services: CN	1,724	209	—
Total	$29,675	$27,865	$—

As of March 31, 2025, deferred revenue related to the Norgine Agreement was $1.8 million, of which $0.9 million was current.
5.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of March 31, 2025 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$26,528	$—	$—	$26,528
Marketable securities— U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes	—	46,694	—	46,694
	$26,528	$46,694	$—	$73,222
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	2,925	2,925
	$—	$—	$2,935	$2,935

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements as of December 31, 2024 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$40,983	$—	$—	$40,983
Marketable securities—U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes	—	46,361	—	46,361
	$40,983	$46,361	$—	$87,344
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	13,755	13,755
	$—	$—	$13,765	$13,765
All marketable securities are classified as short-term investments as all are due within one year and include investments in U.S. Treasury notes, U.S. Treasury bills and federal government agency notes. The amortized cost of each investment, individually and in aggregate, approximated fair value. The Company evaluated each marketable security for impairment that is other-than-temporary and concluded that no marketable security was impaired as of March 31, 2025 and December 31, 2024.
The Company’s cash equivalents consisted of money market funds invested in U.S. Treasury securities. The money market funds were valued based on quoted prices in active markets for identical assets, which represents a Level 1 measurement.
The following table provides amortized cost, unrealized gains and losses and the carrying amount of available-for-sale debt marketable securities as of March 31, 2025:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$25,681	$9	$4	$25,686
Federal Government Agency securities	21,022	1	15	21,008
Total available-for-sale debt securities	$46,703	$10	$19	$46,694
The following table provides amortized cost, unrealized gains and losses and the carrying amount of available-for-sale debt marketable securities as of December 31, 2024:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$18,928	$5	$3	$18,930
Federal Government Agency securities	27,436	9	14	27,431
Total available-for-sale debt securities	$46,364	$14	$17	$46,361
The following table provides a roll-forward for the three months ended March 31, 2025, of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	Class C Warrant Liability	Total
Balance as of December 31, 2024	$10	$13,755	$13,765
Change in fair value	—	(10,830)	(10,830)
Balance as of March 31, 2025	$10	$2,925	$2,935

Valuation of Embedded Derivative Liability— The fair value of the embedded derivative liability recognized in connection with the Company’s Hercules Loan Agreement, which is associated with additional fees due to Hercules upon events of default, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of this embedded derivative liability, which is reported within other non-current liabilities

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on the condensed consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third-party valuations, which were prepared based on a discounted cash flow model that considered the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 17%. As of March 31, 2025 and December 31, 2024, the fair value of this derivative liability was $10 thousand.

Class C Warrant Liability— In December 2022, the Company issued Class C Warrants for the purchase of shares of its common stock in a public offering. The Class C Warrants are accounted for as a liability on the condensed consolidated balance sheet and are adjusted to fair value at period end through “change in fair value of warrant and derivative liabilities” on the condensed consolidated statements of operations and comprehensive income (loss).
The Company calculated the fair value of the Class C Warrants using the Black-Scholes option pricing model, with the following inputs:

	March 31, 2025	December 31, 2024
Common stock price	$7.08	$21.90
Risk-free interest rate	3.9%	4.2%
Expected term (in years)	2.7	2.9
Expected volatility	123.3%	117.5%
Expected dividend yield	—%	—%

6.    INVENTORY

Inventory consists of the following:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$1,529	1,529
Work in process	901	608
Finished goods	659	680
Total inventory	$3,089	$2,817

7.    PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Leasehold improvements	$228	$228
Furniture and fixtures	1,518	1,472
Computer equipment	286	286
Software	24	24
Lab equipment	669	669
	2,725	2,679
Less: Accumulated depreciation	(2,238)	(1,903)
	$487	$776
Depreciation expense related to property and equipment was approximately $289 thousand and $62 thousand for the three months ended March 31, 2025 and 2024, respectively.

8.    INTANGIBLE ASSET, NET

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2025, the Company’s net definite-lived intangible asset, which resulted from the capitalization of certain milestone payments made or accrued related to its license agreement for the intellectual property contained in its drug product, included a gross intangible asset of $10.5 million, less accumulated amortization of $0.7 million for a net intangible asset of $9.8 million. The Company amortizes the intangible asset to cost of revenue over the remaining life of the underlying patent protecting the intellectual property through 2038.

As of March 31, 2025, amortization expense for the next five years and beyond is summarized as follows (in thousands):

Year	Amortization expense
2025 (remainder of year)	$563
2026	750
2027	750
2028	750
2029	750
Thereafter	6,250
Total	$9,813

The Company began amortizing its finite-lived intangible assets in April 2024 over a 14-year period based on the expected patent exclusivity period for XOLREMDI. Amortization expense totaled $0.2 million for the three months ended March 31, 2025. There was no amortization expense for the three months ended March 31, 2024. Amortization expense is recorded as a component of cost of revenue on the condensed consolidated statements of operations and comprehensive income (loss).

9.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accrued employee compensation and benefits	$4,830	13,053
Accrued external research and development expenses	4,321	3,727
Accrued royalty and milestone payments . . . . . . . . . . . . . . . . . . . . . . . . . . .	61	3,092
Accrued professional fees	2,208	1,825
Other	1,191	1,308
	$12,611	$23,005
10.    LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Principal amount of long-term debt	$75,000	$75,000
Debt discount, net of accretion	(594)	(650)
Cumulative accrual of end of term payments	1,223	1,075
Long-term debt	$75,629	$75,425
Hercules Loan Agreement
The Company entered into a Loan and Security Agreement, as most recently amended in August 2023 with Hercules Capital, Inc. (“Hercules Loan Agreement”). The Hercules Loan Agreement provides for an aggregate term loan facility of up to $107.5

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million, under which the Company has borrowed an aggregate of $75.0 million of term loans, representing the maximum borrowings allowable as of March 31, 2025. Additional borrowings are available subject to approval of the lender in its sole discretion.

Borrowings under the Hercules Loan Agreement accrue interest at a variable rate equal to the greater of (i) 10.15% or (ii) The Wall Street Journal prime rate plus 3.15%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%. Borrowings are repayable in monthly interest-only payments through July 1, 2027, which is the maturity date of the loans. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of 1%. In addition, the Hercules Loan Agreement provides for payment of end-of-term fees of $2.8 million plus 3.5% of the aggregate principal amount of loans drawn, if any, subsequent to the most recent amendment in August 2023, payable upon the earlier of maturity or the repayment in full of all obligations under the Hercules Loan Agreement. Borrowings under the Hercules Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for its intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property).

Under the Hercules Loan Agreement, the Company has agreed to affirmative and negative covenants. The Company must maintain cash, cash equivalents or liquid assets in an account or accounts in which Hercules has a first priority security interest (“Qualified Cash”) in an aggregate amount equal to at least 20% of the aggregate principal amount of loans outstanding under the Hercules Loan Agreement, which equals $15.0 million as of the issuance of these condensed consolidated financial statements. The Company must also continue to achieve a Performance Covenant, which includes maintaining a trailing six-month net product revenue of at least 55% of its forecast as approved by the Company’s Board of Directors. Such Performance Covenant is waived during any period in which:
(i.) the Company maintains Qualified Cash, as defined in the Hercules Loan Agreement, in an aggregate amount equal to at least 75% of loans outstanding under the Hercules Loan Agreement or
(ii.) both (x.) the Company maintains a Market Capitalization (as defined in the Hercules Loan Agreement) of at least $450.0 million and (y.) the Company maintains Qualified Cash in an aggregate amount equal to at least 45% of loans outstanding.

The Hercules Loan Agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, encumber its intellectual property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, with certain exceptions.
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	Three Months Ended March 31,
	2025	2024
Total interest expense	$2,201	$1,874
Non-cash interest expense	$204	$254
The annual effective interest rate on the Hercules Loan Agreement as of March 31, 2025 was 11.7%. There were no principal payments due or paid under the Hercules Loan Agreement during the three months ended March 31, 2025 and 2024.
As of March 31, 2025, future principal and accrued end-of-term payments of $76.2 million under the Hercules Loan Agreement are due on July 1, 2027.

(in thousands),
Year Ending December 31,	Total
2025	—
2026	—
2027	76,223
Long-term debt, including end-of-term payments	$76,223

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.    LEASES
The Company has lease agreements for its facilities in Boston, Massachusetts, which is the Company’s principal executive offices, and in Vienna, Austria, which was previously the Company’s research and development center. There are no restrictions or financial covenants associated with any of the lease agreements.
Boston Lease— The Company leases approximately 28,000 square feet of office space in Boston, Massachusetts (“Boston Lease”), which serves as the Company’s headquarters. Base rental payments are approximately $1.1 million annually, plus certain operating expenses. The term of the Boston Lease will continue until November 2026, unless earlier terminated. The Company has the right to renew the Boston Lease for an additional five years at the then prevailing effective market rental rate. As of March 31, 2025, the Company has not yet concluded that it will exercise this renewal option. The Company is required to maintain a security deposit in the form of a letter of credit for $0.6 million for the benefit of the landlord.

Vienna Austria Lease— The Company has an operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), that commenced in February 2021 for a term of seven years. The annual base rent for the Vienna Lease is approximately $282 thousand. During the three months ended March 31, 2025, the Company approved a plan to vacate the lease and close operations. As of March 31, 2025, the Company continued to utilize the Vienna Lease and no lease amendments or terminations have occurred.

The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
Lease Cost	2025	2024
Fixed operating lease cost	$487	$489
Total lease expense	$487	$489
Other information
Operating cash outflows from operating leases	$348	$344
Weighted-average remaining lease term—operating leases	2.0	3.0
Weighted-average discount rate—operating leases	11.5%	11.5%

Maturities of lease liabilities due under lease agreements that have commenced as of March 31, 2025 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2025 (remainder of the year)	$1,054
2026	1,335
2027	282
2028	47
Total lease payments	2,718
Less: interest	(306)
Total operating lease liabilities as of March 31, 2025	$2,412

12.    COMMITMENTS AND CONTINGENCIES
The Company has agreements with contract research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company has agreements with CMOs for the production of mavorixafor for use in clinical trials and for the commercial supply of XOLREMDI. The Company’s agreement with the CMO who produces batches of drug substance for use in the Company’s clinical and commercial drug supply contains cancellation provisions that would require the Company to pay up to the full contract value upon cancellation. As of March 31, 2025, the Company has approximately $1.4 million of such commitments in place subject to cancellation provisions.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

License Agreements— See Note 3 for a summary of the Company’s license agreements, which commit the Company to contingent milestone and royalty fees based on future operational events.
Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 or December 31, 2024.
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

13.    COMMON STOCK, PREFERRED STOCK AND COMMON STOCK WARRANTS

Reverse Stock Split-—On April 17, 2025, the Company held a special meeting (the “Special Meeting”) to vote for the approval of an amendment to our Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”) to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares, by a ratio of not less than one-for-fifteen and not more than one-for-thirty, with the exact ratio to be set within this range by the Board of Directors in its sole discretion (the “Reverse Stock Split Proposal”). The Reverse Stock Split Proposal was approved by the Company’s shareholders at the Special Meeting.

On April 17, 2025, the Board of Directors approved a 1-for-30 reverse stock split of the Company’s shares of common stock (the “Reverse Stock Split”). On April 24, 2025, the Company filed an amendment to its Certificate of Incorporation to effectuate the Reverse Stock Split effective as of 12:01 a.m. Eastern Time on April 28, 2025. As a result of the Reverse Stock Split, every 30 shares of the Company’s common stock issued or outstanding were automatically reclassified into one validly issued, fully-paid and non-assessable new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Proportional adjustments were made to the number of shares of common stock awarded and available for issuance under the Company’s equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding stock options and other equity securities under the Company’s equity incentive plans. All outstanding warrants were also adjusted in accordance with their terms, which resulted, among other changes to the warrant terms, in proportionate adjustments being made to the number of shares issuable upon exercise of such warrants and to the exercise and redemption prices of such warrants. The shares of Common Stock outstanding following the Reverse Stock Split remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of the Common Stock.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares were automatically entitled to receive cash in lieu of such fractional share. On April 28, 2025, the Company effected a 1-for-30 reverse stock split. Unless otherwise noted, all references to common stock share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.
Common Stock—As of March 31, 2025, the Company’s Restated Certificate of Incorporation, as amended and restated, authorizes the Company to issue 500 million shares of common stock, par value $0.001 per share. The voting, dividend, and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.

Preferred Stock—As of March 31, 2025, the Company’s Restated Certificate of Incorporation, as amended, authorizes the Company to issue 10 million shares of $0.001 par value share. As of March 31, 2025 and December 31, 2024, no shares of preferred stock were outstanding.

Warrants and Pre-Funded Warrants—In connection with public and private sales of shares of its common stock, the Company has issued warrants and pre-funded warrants, which are exercisable for the purchase shares of the Company’s common stock. All outstanding warrants and pre-funded warrants are currently exercisable and do not have price reset provisions. Upon the closing of these public and private offerings, the Company received approximately 99% of the exercise price for the pre-funded warrants, for which the remaining exercise price is equal to or less than $0.30 per share. There were no warrant exercises during the three months ended March 31, 2025.

As of March 31, 2025, the Company’s outstanding warrants and pre-funded warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price		Expiration Date
October 25, 2016	171	$593.40		October 24, 2026
December 28, 2017	3,863	$593.40		December 28, 2027
September 12, 2018	674	$593.40		September 12, 2028
October 19, 2018	667	$593.40		October 19, 2028
March 13, 2019	166	$593.40		March 12, 2029
November 29, 2019	41,665	$360.00	(a)	n/a
March 23, 2021	1,665	$261.00	(b)	n/a
November 9, 2021	66,934	$149.40	(c)	n/a
March 3, 2022	25,555	$54.00	(d)	n/a
July 6, 2022	442,541	$32.850	(e)	n/a
July 6, 2022	1,469,159	$32.850		July 6, 2027
December 9, 2022	1,071,248	$45.00		December 9, 2027
December 9, 2022	226,665	$33.00	(f)	n/a
May 18, 2023	275,437	$45.60	(g)	n/a
	3,626,410
(a) In November 2019, the Company received $359.97 per pre-funded warrant, or $21.0 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.03 per pre-funded warrant.

(b) In March 2021, the Company received $260.70 per pre-funded warrant, or $435 thousand in aggregate proceeds. Each pre-funded     warrant may be exercised for an additional $0.30 per pre-funded warrant.

(c) In November 2021, the Company received $149.10 per pre-funded warrant, or $10.0 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.30 per pre-funded warrant.

(d) In March 2022, the Company received $53.70 per pre-funded warrant, or $1.4 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.30 per pre-funded warrant.

(e) In July 2022, the Company received $32.82 per pre-funded warrant, or $14.5 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.03 per pre-funded warrant.

(f) In December 2022, the Company received $32.97 per pre-funded warrant, or $7.5 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.03 per pre-funded warrant.

(g) In May 2023, the Company received $45.57 per pre-funded warrant, or $12.6 million in aggregate proceeds. Each pre-funded warrant may be exercised for an additional $0.03 per pre-funded warrant.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    STOCK-BASED COMPENSATION
As of March 31, 2025, there is an aggregate of approximately 0.2 million shares of common stock available for issuance under the Company’s equity incentive plans, including 0.1 million shares of common stock remain available for issuance under the Amended and Restated 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.3%	4.1%
Expected term (in years)	6.1	6.1
Expected volatility	103.9%	95.7%
Expected dividend yield	0%	0%
Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	393,415	$57.12	8.6	$269
Granted	12,625	17.22
Forfeited and expired	(80,802)	29.20		$—
Outstanding as of March 31, 2025	325,238	$62.60	8.2	$—
Exercisable as of March 31, 2025	120,307	$116.87	7.0	$—
Vested and expected to vest as of March 31, 2025	278,236	$68.03	8.1	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock to the extent the stock option had a lower exercise price. There were no options exercised in 2025 and 2024. The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2025 and 2024 was $14.10 and $21.90, respectively.

Restricted Stock Units— The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2025:

Number of Shares
Unvested as of December 31, 2024	198,995
Granted	248,252
Vested	(90,514)
Forfeited	(28,761)
Unvested as of March 31, 2025	327,972
During the three months ended March 31, 2025, the Company granted 0.2 million time-based restricted stock units to employees at the grant date fair value of $13.50 per share. These awards vest as the employee provides services to the Company over a three-year vesting period. Also during the three months ended March 31, 2025, 0.1 million outstanding performance-based restricted stock units (“PRSUs”) vested based on the achievement of an operational milestone. The Company considers the achievement of the remaining operational milestone related to outstanding PRSUs to be probable. Stock-based compensation expense has been recognized for these awards using the accelerated attribution model based on the fair value of

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the awards as of the date of grant and management’s best estimate of the date the probable operational milestone will be achieved. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited.
Stock-Based Compensation— As of March 31, 2025, total unrecognized compensation expense related to unvested stock options and restricted stock units was $6.3 million, which is expected to be recognized over a weighted average period of 2.5 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development expense	$259	$783
Selling, general and administrative expense	260	956
Total stock-based compensation	$519	$1,739

Stock Appreciation Rights— On November 7, 2022 and February 13, 2024 (the “Grant Dates”), the compensation committee of the Board of Directors approved special retention and recognition grants of stock appreciation rights (“SAR”) pursuant to the 2017 Plan to the Company’s President and Chief Executive Officer, Chief Financial Officer, and certain other executive officers of the Company. The SARs have a measurement price per SAR equal to $54.00 and $27.63, respectively, which was the closing price per share of the Company’s common stock on the Grant Dates, and each grant of SARs has a maximum term of ten years from the respective Grant Dates. Unless otherwise determined by the Board of Directors, the SARs will be settled in cash upon exercise. The settlement value will be based on the difference between the closing price of the Company’s common stock on the date of settlement less the measurement price multiplied by the number of SARs exercised. The SARs vest and become exercisable in equal annual installments on the first, second, and third anniversaries of the Grant Date, subject to the recipient remaining an employee of the Company through and including each applicable vesting date.
The following table summarizes the Company’s SARS activity for the three months ended March 31, 2025. There were no SARs granted, exercised of forfeited in the three months ended March 31, 2025.

Number of Shares
Outstanding as of December 31, 2024	347,068
Outstanding as of March 31, 2025	347,068
Vested as of March 31, 2025	168,023

15.    INCOME TAXES
The income tax provision recorded for the three months ended March 31, 2025 and 2024 is primarily related to the
Company’s Austrian subsidiary. The Company did not record a U.S. federal or state provision or benefit for income taxes in its condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Numerator:
Net income (loss)	$282	$(51,766)
Denominator:
Weighted average shares of common stock outstanding—basic	6,840,035	6,666,386
Net income (loss) per share— basic	$0.04	$(7.77)
Effective of dilutive securities
Time-based restricted stock units	14,328	—
Employee stock purchase plan	14,721	—
Dilutive potential common shares	29,049	—
Weighted average shares of common stock outstanding—diluted	6,869,084	6,666,386
Net income (loss) per share— diluted	$0.04	$(7.77)
Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2025 and 2024 includes the weighted average effect of pre-funded warrants, for the purchase of shares of common stock, for which the remaining unfunded exercise price is less than or equal to $0.30 per share.

For the three month period ended March 31, 2025, during which the Company recorded net income, the dilutive effect of outstanding stock options, restricted stock units, employee stock purchase plan shares and warrants were calculated using the treasury stock method, whereby all such awards were assumed to be exercised at the beginning of the period. The hypothetical proceeds from such exercises, including the average unrecognized stock compensation expense for outstanding stock options and restricted stock units, were assumed to be used to purchase outstanding common stock at the average price during the period. The net share impact of dilutive securities was added to the weighted average basic common shares outstanding to calculate weighted average diluted shares outstanding.

For the three months ended March 31, 2024, during which the Company recorded net loss, the Company’s potentially dilutive securities included outstanding stock options, employee stock purchase plan shares, unvested restricted stock units and warrants to purchase shares of common stock. These potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for this period.
The Company excluded the following potential shares of common stock from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Options to purchase shares of common stock	325,238	269,356
Unvested restricted stock units	248,886	278,985
Warrants to purchase shares of common stock (excluding prefunded warrants, which are included in basic shares outstanding)	2,545,948	2,674,828
	3,120,072	3,223,169

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.    SEGMENT INFORMATION

The Company has defined its Chief Operating Decision Maker (“CODM”) as its Chief Executive Officer. The CODM manages the Company’s operations as a single operating segment, which comprises its single reportable segment, for the purposes of assessing performance and making operating decisions. The Company’s focus is on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. The Company’s research, development and commercialization efforts are primarily focused on its lead molecule, mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI, for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM syndrome to increase the number of circulating mature neutrophils and lymphocytes. The CODM uses the Company’s condensed consolidated net income (loss) to monitor actual results as compared to the budget in assessing segment performance and allocation of resources.

The Company derives its revenue from sales of XOLREMDI to its specialty pharmacy customer in the U.S. and from licensed rights to mavorixafor for other non-U.S. territories. The Company recognized $0.9 million of revenue from its U.S. customer and $27.9 million of revenue from its customer in the United Kingdom for the three months ended March 31, 2025. There was no revenue recognized in the three months ended March 31, 2024.

The measure of profit for the segment is net income (loss) and consisted of the following for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue from external customers	$28,807	$—
Compensation expense, excluding stock-based compensation, SARs compensation expense and severance expense	11,570	10,585
Direct research and development program expenses (X4P-001, mavorixafor)	8,412	10,666
Other segment items (a)	8,543	30,515
Net income (loss) (measure of segment profit)	$282	$(51,766)
(a) Other segment items primarily include cost of revenue, non-compensation departmental costs withing sales, general and administrative departments, certain unallocated external costs within research and development, stock-based compensation expense, SARs compensation expense, severance expense, other income (expense), and provision for income taxes.

The CODM only receives and reviews information regarding segment assets at the consolidated level. Certain other entity-wide disclosures are included elsewhere in these condensed consolidated financials statements. As of March 31, 2025, the Company’s single operating segment had long-lived assets, including property and equipment and right-of-use assets, of $4.1 million, of which $2.8 million and $1.3 million were located in the U.S. and Austria, respectively. As of December 31, 2024, the operating segment’s long-lived assets were $4.8 million, of which $3.2 million and $1.7 million were located in the U.S. and Austria, respectively.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”), on March 26, 2025, (the “Annual Report”). This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
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

XOLREMDI Commercial Launch
We are currently executing our U.S. launch of XOLREMDI in WHIM syndrome, including through our engagements with physicians and rare disease patient advocacy organizations and our disease-awareness campaign to further the understanding of WHIM syndrome and educate patients and physicians on the importance and benefits of early diagnosis. We have entered into agreements with a third-party logistics organization and a specialty pharmacy to support the distribution of XOLREMDI in the U.S., to mitigate barriers to product access, and to provide a suite of patient support services to help patients through their treatment journey. We submitted an MAA to the EMA in early 2025 seeking regulatory approval to commercialize mavorixafor for WHIM syndrome in the European Union. Such MAA was validated for processing by the EMA in January 2025. On January 13, 2025, we announced a License and Supply Agreement (“the Norgine Agreement”) with Norgine Pharma UK (“Norgine”), pursuant to which Norgine was granted an exclusive license to distribute, market and sell our drug product for all indications in the European Economic Area, Switzerland, the United Kingdom, Australia, and New Zealand. In February 2025, we announced that we had entered into an agreement with Taiba Middle East Fz LLC (“taiba rare”) to distribute and commercialize XOLREMDI for the treatment of WHIM syndrome in select Middle East and North African countries. We continue to explore additional potential commercial and distribution opportunities in geographies where we may be able to efficiently leverage any of our regulatory approvals.

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

Phase 2 Clinical Study in Chronic Neutropenia
Following positive results from a Phase 1b clinical study of a single dose of mavorixafor in people with idiopathic, cyclic, and congenital chronic neutropenia, we completed and announced positive results from a Phase 2 clinical study evaluating the durability of effect, safety, and tolerability of chronic dosing of once-daily oral mavorixafor with or without concurrent treatment with injectable granulocyte colony-stimulating factor (“G-CSF”) in the same patient population.

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

2025 Strategic Restructuring
In February 2025, we implemented a strategic restructuring of our business operations, workforce and capital spending to focus efforts on advancing mavorixafor to treat those with chronic neutropenia, while also optimizing U.S. promotion of XOLREMDI (the “2025 Strategic Restructuring”). As part of the 2025 Strategic Restructuring, we implemented a net reduction of our employee headcount by 43 employees, or approximately 30% of our total workforce. The strategic restructuring activities include (i) discontinuing of certain research efforts, (ii) closing of our facility in Vienna, Austria, (iii) pausing pre-clinical drug candidate programs, (iv) scaling the U.S. commercial field team and supporting roles across our business, and (v) streamlining other spending to support the ongoing clinical development of mavorixafor for the larger population of those with chronic neutropenia. The workforce reductions were substantially completed in the first quarter of 2025. During the first quarter of 2025, we incurred charges of approximately $2.5 million for severance and other employee termination-related costs. We expect the 2025 Strategic Restructuring will decrease annual spending by $30 to 35 million and believe we will have sufficient funds to support operations into the first half of 2026. The estimate of costs that we expect to incur related to the 2025 Strategic Restructuring as well as the decrease in annual spending, and the timing thereof are subject to a number of assumptions and actual results may differ.

We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the actions described for the 2025 Strategic Restructuring above.

Reverse Stock Split
On April 17, 2025, we held a special meeting (the “Special Meeting”) to vote for the approval of an amendment to our Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”) to combine outstanding shares of our Common Stock into a lesser number of outstanding shares, by a ratio of not less than one-for-fifteen and not more than one-for-thirty, with the exact ratio to be set within this range by our Board in its sole discretion (the “Reverse Stock Split Proposal”). The Reverse Stock Split Proposal was approved by our shareholders at the Special Meeting.

On April 17, 2025, our Board approved a 1-for-30 reverse stock split of its shares of Common Stock (the “Reverse Stock Split”). On April 24, 2025, we filed an amendment to our Certificate of Incorporation to effectuate the Reverse Stock Split effective as of 12:01 a.m. Eastern Time on April 28, 2025. As a result of the Reverse Stock Split, every 30 shares of the Company’s Common Stock issued or outstanding were automatically reclassified into one validly issued, fully-paid and non-assessable new share of Common Stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Proportional adjustments were made to the number of shares of Common Stock awarded and available for issuance under the Company’s equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding stock options and other equity securities under the Company’s equity incentive plans. All outstanding warrants were also adjusted in accordance with their terms, which resulted, among other changes to the warrant terms, in proportionate adjustments being made to the number of shares issuable upon exercise of such warrants and to the exercise and redemption prices of such warrants. The shares of Common Stock outstanding following the Reverse Stock Split remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of the Common Stock.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares will automatically be entitled to receive cash in lieu of such fractional share.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024	Change

Revenue	$28.8	$—	$28.8
Cost and operating expenses:
Cost of revenue	4.7	—	4.7
Research and development	18.5	19.9	(1.4)
Selling, general and administrative	15.0	17.4	(2.4)
Total operating expenses	38.2	37.3	0.9
Income (loss) from operations	(9.4)	(37.3)	27.9
Total other income (expense), net	9.7	(14.5)	24.2
Income (loss) before income taxes	0.3	(51.8)	52.1
Provision for income taxes	—	—	—
Net income (loss)	$0.3	$(51.8)	$52.1

Revenue
License and Other
During the first quarter of 2025, we entered into the Norgine Agreement, pursuant to which Norgine was granted an exclusive license to distribute, market and sell our product mavorixafor for all indications in the European Economic Area, Switzerland, the United Kingdom, Australia and New Zealand following regulatory approval. See Note 4 to the condensed consolidated financial statements. Pursuant to the terms of the Norgine Agreement, we received an upfront payment of €28.5 million ($29.2 million) upon signing of the agreement and received an operational milestone payment of €0.5 million ($0.4 million). No manufacturing services were provided to Norgine in the first quarter of 2025.

Our performance obligations include the delivery of a license, which was delivered upon the closing of the Norgine Agreement, the delivery of commercial drug supply pursuant to a manufacturing agreement, and the provision of regulatory and research and development services. We allocated the transaction price among these performance obligations based on our best estimate of stand-alone selling price for each distinct performance obligation. We recognized $27.6 million for the delivery of the license and $0.3 million for the provision of regulatory, and research and development services during the first quarter of 2025. We had no license or other revenue in the first quarter of 2024.

Product Revenue, Net
Net revenue from the sale of our drug product was $0.9 million for the three months ended March 31, 2025. There was no product revenue during the same period in the prior year. We sell our approved drug product in the U.S. to a specialty pharmacy that dispenses the product to patients who have been prescribed our drug product by their health-care providers. Net revenue includes reserves for distributor discounts, estimated rebates that we may owe to U.S. government payors, future co-pay assistance payments that we may owe for patients who enroll in our patient assistance program, and for potential product returns. As we have been selling our drug product in the U.S. for less than one year, we have limited history of returns or downstream rebates or co-pay assistance payments. Therefore, we expect to adjust these estimates quarterly as new information becomes available.

Cost of Revenue
For the three months ended March 31, 2025, our cost of revenue of $4.7 million primarily consisted of amortization of an intangible asset related to accrued and paid milestone payments associated with our Genzyme license agreement, sales and sublicense-based royalty payments due under our Genzyme license agreement. Cost of revenue also included $0.01 million of drug product manufacturing costs. There was no cost of revenue during the same period in the prior year.

Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. Research and development costs include employee salaries and related expenses, preclinical and clinical development expenses, internal and third-party costs of manufacturing our drug products for use in our preclinical studies and clinical trials. Research and development expenses also include facility, depreciation and other expenses; costs related to compliance with regulatory requirements; and prior to the FDA’s approval of our drug product in the U.S. in the second quarter of 2024, payments made under third-party licensing agreements were charged to research and development expense.

	Three Months Ended March 31,
	2025	2024	Change
(in millions)
Direct research and development expenses by product candidate:
Mavorixafor (X4P-001)	$8	$11	$(3)
Unallocated expense	10	9	1
Total research and development expenses	$18	$20	$(2)

Research and development expenses decreased by $2 million in the three months ended March 31, 2025, as compared to the same period in the prior year. The decrease was primarily due to a decrease in pre-clinical drug candidate programs.

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

Selling, general and administrative expenses decreased by approximately $2 million in the three months ended March 31, 2025, as compared to the same period in the prior year. The decrease was primarily due to a decrease in compensation expense related to outstanding stock appreciation rights (“SARs”) that are measured at fair value, as well as decreases in commercialization launch costs incurred in the prior year in preparation for the commercial launch of our drug product in the U.S.

Other Income (Expense), Net

	Three Months Ended March 31,
	2025	2024	Change
(in millions)
Interest income	$1	$1	$—
Interest expense	(2)	(2)	—
Change in fair value of Class C warrant liability	11	(14)	25
Total other income (expense), net	$10	$(15)	$25

Other income (expense), net, for three months ended March 31, 2025 increased approximately $25 million, as compared to the same period in the prior year. The increase in other income in the three months ended March 31, 2025 as compared to the prior period was primarily due to a significant gain recognized in the current period due to a change in the fair value of our Class C warrants, which are accounted for as a liability at fair value, relative to a loss in the prior period. These Class C warrants will continue to be measured at fair value and may continue to generate gains or losses each quarter, until they are exercised.
Provision for Income Taxes
The income tax provision recorded for the three months ended March 31, 2025 and 2024 is primarily related to our Austrian subsidiary. We did not record a U.S. federal or state provision or benefit for income taxes in our condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024.

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

Hercules Loan Agreement —We have a Loan and Security Agreement, amended from time to time, with Hercules Capital, Inc. (the “Hercules Loan Agreement”). The Hercules Loan Agreement provides for a term loan facility of up to $107.5 million, under which we have borrowed an aggregate of $75.0 million of term loans to date, representing the maximum borrowings as of March 31, 2025. The term loan facility allows for an additional tranche of up to $32.5 million, which will be available subject to approval by Hercules Capital, Inc. (“Hercules”) in its sole discretion.

Going Concern— We have evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Although we have an approved drug product, sales of our drug product over the next 12 months will not be sufficient to fund our operating expenses. Since inception, we have incurred significant operating losses and negative cash flows from operations and we expect to continue to generate operating losses and negative cash flows from operations for the foreseeable future. As of March 31, 2025, we had $87.0 million of cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $515.1 million. Net cash used in operating activities was $12.4 million for the three months ended March 31, 2025.

We have a Minimum Cash Covenant under our Hercules Loan Agreement that requires us to maintain a minimum level of cash of $15.0 million, which is equal to 20% of outstanding borrowings under the Hercules Loan Agreement. In addition, we must comply with a Performance Covenant, which includes maintaining a trailing six-month net product revenue of at least 55% of its forecast as approved by our Board of Directors. Based on our current operating plan, which includes estimates of anticipated cash inflows from the sales and licensing of our product and cash outflows from operating expenses, we believe there is a risk that we will not meet the conditions of the Performance Covenant and the Minimum Cash Covenant within the 12-month period from the issuance date of these consolidated financial statements. In such case, Hercules could accelerate the principal payments on the our outstanding loans and we potentially would not have sufficient cash, cash equivalents and short-term marketable securities to settle such obligations. Accordingly, we have concluded that this condition meets the standard for raising substantial doubt about the our ability to continue as a going concern.

To alleviate the risk that the we violate the Performance Covenant and the Minimum Cash Covenant, we will need to raise additional capital, which cannot be assured, and/or modify such Performance Covenant and Minimum Cash Covenant. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, or other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income (loss)	$0.3	$(51.8)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(9.4)	16.1
Changes in operating assets and liabilities	(3.3)	2.1
Net cash used in operating activities	(12.4)	(33.6)
Net cash used in investing activities	(3.1)	(5.3)
Net cash used in financing activities	—	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(0.1)
Net decrease in cash, cash equivalents and restricted cash	(15.4)	(39.0)
Cash, cash equivalents and restricted cash, beginning of period	56.5	100.2
Cash, cash equivalents and restricted cash, end of period	$41.0	$61.3

Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities was $12.4 million, primarily resulting from operating expenses of approximately $38.2 million, approximately $2.5 million in severance and related payments, and $6.1 million for the payment of our annual bonuses, partially offset by license and net product sale receipts of $31.2 million and other changes in working capital. Net cash used in operating activities for the three months ended March 31, 2024 was $33.6 million, primarily resulting from our net losses of $51.8 million, adjusted for noncash expenses of $16.1 million.

Investing Activities
During the three months ended March 31, 2025, cash used in investing activities of $3.1 million included net investments in short-term marketable securities. During the three months ended March 31, 2024, cash used in investing activities of $5.3 million also included investments in short-term marketable securities.

Financing Activities
There were no cash used in financing activities during the three months ended March 31, 2025 and 2024.
Funding Requirements
Based on our cash, cash equivalents and marketable securities on hand as of March 31, 2025 and our current operating plan, we believe that our cash, cash equivalents and marketable securities will not allow us to fund operations for at least the next 12 months. In order to fund operations and satisfy the Minimum Cash Covenant in the Hercules Loan Agreement, we will be required to raise additional capital, which may be through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, or collaborations and strategic alliances.

During 2025, assuming no changes to our current operational expectations, which include the impact of the strategic restructuring we announced in the first quarter of 2025, we expect our operating expenses to be lower than the operating expenses, we generated in 2024, excluding the sale of non-financial assets. Because of the numerous risks and uncertainties associated with the future sale of our approved drug product and the research, development, and commercialization of future product candidates, we are unable to estimate the exact amount of our funding requirements. Our short-term and long-term funding requirements will depend on and could increase significantly as a result of many factors, including:

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2024 as part of our Annual Report other than as updated in Note 2 of these condensed consolidated financial statements. Also see Note 2 under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended March 31, 2025.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted with an “*”, if any, are newly added or have been materially updated from our Annual Report on
Form 10-K for the year ended December 31, 2024.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses and have not generated significant revenue from product sales since our inception. We expect to continue to incur losses for the foreseeable future and we may never achieve or maintain profitability.
We are a commercial-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, become commercially viable, or maintain commercial viability. Since inception, we have incurred significant operating losses. Our net losses were $37.5 million, $101.2 million, and $93.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, and we generated negative operating cash flows in each of these periods. As of March 31, 2025, we had an accumulated deficit of $515.1 million. To date, we have funded our operations to date primarily with proceeds from sales of common stock, warrants, and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt, and borrowings under loan and security agreements. We have one product approved for commercial sale, XOLREMDI, upon which we depend almost entirely on to produce revenue. XOLREMDI, which has been approved for WHIM syndrome in the U.S., faces an unknown market size and growth potential and we have not generated significant revenue from product sales to date, and we may never achieve profitability.

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

As of March 31, 2025, we have cash and cash equivalents of $40.3 million and short-term marketable securities of $46.7 million. Although we have an approved drug product, sales of our drug product over the next 12 months will not be sufficient to fund our operating expenses. Our ability to continue as a going concern will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. We will require additional capital to sustain our operations, and to carry out our business plans thereafter, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce, restructure or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce, restructure or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our own future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns, in addition to substantial uncertainty regarding the Trump administration’s initiatives and staffing cuts and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. *

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, global health concerns, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.

Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review investigational new drug, or IND, submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. In 2025, the FDA has been subject to reductions in force and reorganization. A prolonged government shutdown or significant leadership, personnel and/or policy changes, or substantial modification in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA or other regulatory authorities to conduct their regular inspections, reviews, or other regulatory activities. Additionally, a prolonged shutdown could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business, including INDs placed on clinical holds or delayed new drug approvals. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the changes being implemented by the Trump administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the Trump administration, there could be a material adverse effect on us and our business.

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
We depend on license agreements with Genzyme, Beth Israel Deaconess Medical Center, and Georgetown University to permit us to use patents and patent applications. Termination of these rights or the failure to comply with obligations under these agreements could materially harm our business and prevent us from developing or commercializing our product candidates.
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

Our license agreement with Genzyme imposes upon us various diligence, payment and other obligations, including the obligation to pay Genzyme (i) future milestone payments in the aggregate amount of up to $10.0 million as of March 31, 2025, contingent upon our achievement of certain late-stage regulatory and sales milestones with respect to licensed products (ii) our obligation to pay Genzyme tiered royalties based on net sales of licensed products that we commercialize under the agreement; and (iii) our obligation to pay Genzyme a certain percentage of cash payments received by us or our affiliates in consideration for the grant of a sublicense under the license granted to us by Genzyme.
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

Risks Related to the Marketing and Commercialization of Our Product Candidates

Our product candidates that have received regulatory approval may still face future development and regulatory difficulties and any approved products will be subject to extensive post-approval regulatory requirements. Additionally, our approved product, XOLREMDI, and any future approved products could be subject to marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.
Any product candidate that receives regulatory approval will be subject to extensive ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile and efficacy of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, these regulatory authorities may require labeling changes or the FDA may require establishment of a Risk Evaluation Mitigation Strategy (“REMS”), impose significant restrictions on our product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Progress reports are required at quarterly intervals, every six months and at annual intervals depending upon the country, and more frequently if serious adverse events occur.

Our approved product, XOLREMDI and our future product candidates that receive marketing approval will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to physicians and recordkeeping. The marketing approval of our product candidate may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the drug. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling.

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

Significant political, trade, regulatory developments, economic downturns, inflation, increases in interest rates, natural disasters, public health crises, geopolitical events, such as the war in Ukraine and in Gaza and other circumstances beyond our control, could have a material adverse effect on our business, financial condition or results of operations.*
Significant political, trade, or regulatory developments, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. The United States has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. On April 9, 2025, the U.S. announced a temporary pause on its reciprocal tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Further, the global economy, including credit and financial markets, outside of recent tariffs, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The U.S. Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty. If the equity and credit markets deteriorate, including as a result of political unrest or war, such as the war in Ukraine or in Gaza, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

We have, and may selectively seek in the future, third-party collaborators for the development and commercialization of our product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements, for example the Norgine Agreement and agreement with taiba rare.
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
As of December 31, 2024, we had 143 full-time employees. In February 2025, we implemented a strategic restructuring of our business operations, workforce and capital spending to focus efforts on advancing mavorixafor to treat those with chronic neutropenia, while also optimizing its U.S. promotion of XOLREMDI (the “2025 Restructuring”). As part of the 2025 Restructuring, we implemented a net reduction of our employee headcount by 43 employees, or approximately 30% of our total workforce. The strategic restructuring activities include (i) discontinuing of research efforts, (ii) closing the Company’s facility in Vienna, Austria, (iii) pausing pre-clinical drug candidate programs, (iv) scaling the U.S. commercial field team and supporting roles across the Company and (v) streamlining other spending to support the ongoing clinical development of mavorixafor for the larger population of those with chronic neutropenia. The workforce reductions were substantially completed in the first quarter of 2025. As we pause our development and scale our commercialization plans and strategies back, we may lack adequate managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place, after the 2025 Restructuring, may not be adequate to support future operations.

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

Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses (“NOLs”) and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. We have completed a Section 382 study that has identified ownership changes that will limit the future use of our NOL carryforwards. See Note 16 of our Annual Report on Form 10-K for a further discussion of these limitations. Future ownership changes as defined by Section 382 may further limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

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

Risks Related to Ownership of Our Common Stock

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.*
On August 13, 2024, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1.00 per share.

In accordance with the listing rules of Nasdaq, we were given 180 calendar days, or until February 10, 2025, to regain compliance with the minimum bid price requirement. On February 2, 2025, we submitted a letter to Nasdaq requesting an additional 180 day compliance period and in this letter, per Nasdaq’s rules, we noted our intention to cure the deficiency during such additional compliance period by effecting a reverse stock split, if necessary. We were granted an additional 180 days to regain compliance (the “Compliance Date”).

On March 24, 2025, we filed a definitive proxy seeking shareholder approval to effect a reverse stock split of the outstanding shares of our Common Stock at any time by a ratio of not less than one-for-fifteen and not more than one-for thirty, with the specific ratio to be fixed within this range by the Board in its sole discretion without further stockholder approval (the “Proposal”). We held the special meeting of stockholders to vote on the Proposal on April 17, 2025 and such Proposal was approved by the shareholders. The Board approved a reverse stock split of 1-30, which was effective on April 28, 2025.

If at any time before the Compliance Date, the closing bid price of our Common Stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written notification to us that we comply with the minimum bid price requirement. If we are unable to regain compliance before the Compliance Date, Nasdaq will provide written notification that our Common Stock is subject to delisting and will be immediately suspended from Nasdaq. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules, but our shares would trade in the over-the-counter (OTC) market while the appeal is pending. However, there can be no assurance that, if we appeal such delisting determination by Nasdaq to the panel, such appeal would be successful. If we fail to regain compliance with the Nasdaq continued listing standards and our appeal is unsuccessful, Nasdaq will provide notice that our common stock is to be delisted.

There can be no assurance that we will be successful in maintaining the listing of our common stock on the Nasdaq Global Market and that intended effects of the reverse stock split will occur and that we will be able to regain compliance with Nasdaq’s listing requirements. If we fail to meet the continued listing requirements of Nasdaq, we could face significant material adverse consequences, including: (1) a limited availability of market quotations for our securities; (2) reduced liquidity with respect to our securities; (3) a determination that our shares are a “penny stock” if they are not already determined to be a “penny stock” at the time of such failure to meet such requirements, which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; (4) a limited amount of news and analyst coverage for us; and (5) a decreased ability to issue additional securities or obtain additional financing in the future.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6.    EXHIBITS

Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of September 1, 2022.	8-K	3.1	09/01/2022	001-38295

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of X4 Pharmaceuticals, Inc.	8-K	3.1	04/24/2025	001-38295

3.3	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295

10.16*	Amended and Restated Non-Employee Director Compensation Policy, dated February 13, 2024

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

X4 PHARMACEUTICALS, INC.
Date: May 1, 2025	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Adam S.. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)