Form 10-Q
period 2025-06-30
X4 Pharmaceuticals, Inc
filed 2025-08-08
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 4, 2025, the registrant had 11,408,357 shares of common stock, $0.001 par value per share, outstanding.

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

•our expectations that the intended effects of the reverse stock split will occur and that we will be able to maintain compliance with Nasdaq’s listing requirements and this will positively impact our ability to raise capital;

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

•Our operating plan and liquidity position will require substantial additional funding. Our history of recurring losses and anticipated expenditures raise substantial doubt about our ability to continue as a going concern. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate any product development programs or commercialization efforts.

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

PART I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$39,220	$55,699
Accounts receivable	1,145	1,070
Marketable securities	23,731	46,361
Research and development incentive receivable	720	640
Inventory	3,170	2,817
Prepaid expenses and other current assets	4,956	5,588
Total current assets	72,942	112,175
Property and equipment, net	254	776
Goodwill	17,351	17,351
Intangible asset, net	9,625	10,000
Right-of-use assets	2,646	4,065
Other assets	2,350	2,080
Total assets	$105,168	$146,447
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,709	$8,621
Accrued expenses (Note 9)	13,065	23,005
Deferred revenue	754	—
Current portion of lease liability	1,368	1,251
Total current liabilities	22,896	32,877
Long-term debt, including accretion, net of discount (Note 10)	75,841	75,425
Lease liabilities	815	1,410
Warrant liability (Note 5)	283	13,755
Deferred revenue	827	—
Other liabilities	535	831
Total liabilities	101,197	124,298
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 7,959,947 and 5,698,231 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8	6
Additional paid-in capital	544,915	537,620
Accumulated other comprehensive loss	(138)	(122)
Accumulated deficit	(540,814)	(515,355)
Total stockholders’ equity	3,971	22,149
Total liabilities and stockholders’ equity	$105,168	$146,447
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License and other revenue	$229	$—	$28,094	$—
Product revenue, net	1,744	563	2,686	563
Total revenue	1,973	563	30,780	563
Costs and operating expenses:
Cost of revenue	326	268	5,042	268
Research and development	18,352	20,914	36,865	40,768
Selling, general and administrative	9,527	13,278	24,548	30,713
Gain on sale of non-financial asset (Note 17)	—	(105,000)	—	(105,000)
Total operating expense (income)	28,205	(70,540)	66,455	(33,251)
(Loss) income from operations	(26,232)	71,103	(35,675)	33,814
Other income (expense), net:
Interest income	665	1,565	1,690	2,631
Interest expense	(2,232)	(2,176)	(4,433)	(4,050)
Change in fair value of warrant liability	2,642	20,215	13,472	6,460
Other (expense) income, net	(547)	144	(442)	249
Total other income, net	528	19,748	10,287	5,290
(Loss) income before provision for income taxes	(25,704)	90,851	(25,388)	39,104
Provision for income taxes	37	18	71	37
Net (loss) income	$(25,741)	$90,833	$(25,459)	$39,067
Net (loss) income per share: basic	$(3.47)	$13.59	$(3.59)	$5.85
Weighted average shares of common stock outstanding: basic	7,412,990	6,681,349	7,095,846	6,673,868
Net (loss) income per share: diluted	$(3.47)	$13.57	$(3.59)	$5.85
Weighted average shares of common stock outstanding: diluted	7,412,990	6,693,376	7,095,846	6,681,862

Other comprehensive (loss) income, net of tax:
Net (loss) income	$(25,741)	$90,833	$(25,459)	$39,067
Change in net unrealized gains on marketable debt securities	(10)	(6)	(16)	(42)
Comprehensive (loss) income	$(25,751)	$90,827	$(25,475)	$39,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	5,698,231	$6	$537,620	$(122)	$(515,355)	$22,149
Vesting of restricted stock units	90,514	—	—			—
Stock-based compensation expense			519			519
Unrealized loss on marketable securities				(6)		(6)
Net income					282	282
Balance at March 31, 2025	5,788,745	$6	$538,139	$(128)	$(515,073)	$22,944
Proceeds from the sale of common stock, less discounts	2,140,729	2	5,982			5,984
Issuance of common stock under employee stock purchase plan	18,473	—	46			46
Vesting of restricted stock units	12,000	—	—			—
Stock-based compensation expense			748			748
Unrealized loss on marketable securities				(10)		(10)
Net loss					(25,741)	(25,741)
Balance at June 30, 2025	7,959,947	$8	$544,915	$(138)	$(540,814)	$3,971

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	5,581,153	$6	$529,117	$(119)	$(477,905)	$51,099
Vesting of restricted stock units	16,773	—	—			—
Stock-based compensation expense			1,739			1,739
Unrealized loss on marketable securities				(36)		(36)
Net loss					(51,766)	(51,766)
Balance at March 31, 2024	5,597,926	$6	$530,856	$(155)	$(529,671)	$1,036
Issuance of common stock under employee stock purchase plan	7,835	—	158			158
Vesting of restricted stock units	777	—	—			—
Stock-based compensation			2,428			2,428
Unrealized loss on marketable securities				(4)		(4)
Net loss					90,833	90,833
Balance at June 30, 2024	5,606,538	$6	$533,442	$(159)	$(438,838)	$94,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(25,459)	$39,067
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	1,267	4,167
Depreciation and amortization expense	831	256
Gain on sale of non-financial asset	—	(105,000)
Non-cash lease expense	1,419	778
Accretion of debt discount	437	461
Change in fair value of warrant liability	(13,472)	(6,460)
Other	196	(281)
Changes in operating assets and liabilities:
Accounts receivable	(75)	—
Inventory	(353)	(831)
Prepaid expenses, other current and non-current assets and research and development incentive receivable	441	1,398
Accounts payable	(967)	(944)
Accrued expenses and other long-term liabilities	(7,555)	4,001
Deferred revenue	1,581	—
Lease liabilities	(560)	(486)
Net cash used in operating activities	(42,269)	(63,874)
Cash flows from investing activities:
Acquisition of intangible asset	(3,000)	(7,000)
Proceeds from sale of non-financial asset	—	105,000
Purchase of marketable securities	(16,953)	(13,267)
Sales and maturities of marketable securities	39,927	7,000
Acquisition of property and equipment	—	(193)
Net cash provided by investing activities	19,974	91,540
Cash flows from financing activities:
Proceeds from issuance of shares of common stock under employee stock purchase plan	46	159
Proceed from borrowings under loan and security agreement	—	20,000
Proceeds from sale of shares of common stock, less issuance costs	5,585	—
Net cash provided by financing activities	5,631	20,159
Effect of exchange rate changes on cash, cash equivalents and restricted cash	211	(77)
Net decrease in cash, cash equivalents and restricted cash	(16,453)	47,748
Cash, cash equivalents and restricted cash at beginning of period	56,475	100,248
Cash, cash equivalents and restricted cash at end of period	$40,022	$147,996

Acquisition of intangible assets included in accrued expenses	$—	$3,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

X4 Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a biopharmaceutical company developing and commercializing novel therapeutics for the treatment of rare diseases of the immune system. The Company has successfully developed its first product, mavorixafor, in its first indication. Mavorixafor is an orally available, small-molecule selective antagonist of chemokine receptor CXCR4. Due to its ability to increase the mobilization of mature, functional white blood cells from the bone marrow into the bloodstream, the Company believes that mavorixafor has the potential to benefit people with a range of immunodeficiencies - a therapeutic market that is principally served by injectable therapies frequently associated with treatment-limiting adverse events. On April 29, 2024, the Company announced that the U.S. Food and Drug Administration (“FDA”) approved the Company’s New Drug Application (“NDA”) for mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI®, for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM syndrome (Warts, Hypogammaglobulinemia, Infections, and Myelokathexis), to increase the number of circulating mature neutrophils and lymphocytes. XOLREMDI is the first drug approved in the U.S. to treat patients with WHIM syndrome. The Company launched XOLREMDI in May 2024 and is currently marketing the drug in the U.S. through its X4 commercial team. WHIM syndrome is a rare combined primary immunodeficiency and chronic neutropenic disorder. The Company has filed for regulatory approvals to commercialize mavorixafor for the treatment of WHIM syndrome outside of the U.S. and is currently awaiting approval in the European union. The U.S. approval of mavorixafor in the WHIM syndrome indication is the first for mavorixafor. The Company has completed a Phase 2 study evaluating the safety and efficacy of mavorixafor as a monotherapy and in combination with granulocyte colony-stimulating factor (“G-CSF”) in people with certain other chronic neutropenic (“CN”) disorders beyond WHIM syndrome. Results from this six-month Phase 2 study showed mavorixafor was generally well tolerated and able to durably increase study participants’ mean absolute neutrophil count (“ANC”) both as a monotherapy and in combination with G-CSF. The Company is actively enrolling participants in a global, pivotal Phase 3 clinical trial of mavorixafor (the 4WARD study) that aims to evaluate the efficacy, safety, and tolerability of oral once-daily mavorixafor with or without G-CSF in people with congenital or acquired primary autoimmune and idiopathic chronic neutropenia who are experiencing recurrent and/or serious infections. The Company is headquartered in Boston, Massachusetts.

Going Concern Assessment—The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Although the Company has an approved drug product, licensing and sales of the Company’s drug product over the next 12 months will not be sufficient to fund the Company’s operating expenses. Since inception, the Company has incurred significant operating losses and negative cash flows from operations, and the Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future. As of June 30, 2025, the Company had $63.0 million of cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $540.8 million. For the six months ended June 30, 2025, the Company’s net loss was $25.5 million and net cash used in operating activities was $42.3 million.

The Company has a covenant (the “Minimum Cash Covenant”) under its Second Amended and Restated Loan and Security Agreement, as amended, (the “Hercules Loan Agreement”) with Hercules Capital Inc. (“Hercules”), that requires that the Company maintain a minimum level of cash of $15.0 million, which represents 20% of outstanding borrowings under the Hercules Loan Agreement. The Company must also continue to achieve a financial covenant (“Performance Covenant”), which includes maintaining a trailing six-month net product revenue of at least 55% of its forecast as approved by the Board of Directors. Such Performance Covenant is waived during any period in which: the Company maintains Qualified Cash, as defined in the Hercules Loan Agreement, in an aggregate amount equal to at least 75% of loans outstanding under the Hercules Loan Agreement or both (a) the Company maintains a Market Capitalization (as defined in the Hercules Loan Agreement) of at least $450.0 million and (b) the Company maintains Qualified Cash in an aggregate amount equal to at least 45% of loans outstanding. Based on its current operating plan, which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses, the Company believes that it will not meet the conditions of the Performance Covenant and Minimum Cash Covenant within the 12-month period from the issuance date of these condensed consolidated financial statements. In such case, Hercules could accelerate the principal payments on the Company’s outstanding loans and the Company potentially would not have sufficient cash, cash equivalents and short-term marketable securities to settle such obligations. Accordingly, management has concluded that this condition meets the standard for raising substantial doubt about the Company’s ability to continue as a going concern.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company does not have adequate financial resources to fund its forecasted operating costs for at least one year after the date that these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
To alleviate the risk that the Company violates the Performance Covenant or the Minimum Cash Covenant, the Company will need to raise additional capital, which cannot be assured, and/or modify the Performance Covenant and Minimum Cash Covenant. In addition, unless and until the Company reaches profitability in the future, it will require additional capital to fund its operations. Such additional capital could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, or other collaborations and strategic alliances. If the Company is unable to obtain funding, it could be forced to delay, reduce, or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect its business prospects, or it may be unable to continue operations and may need to restructure its obligations in a court-supervised process or otherwise.

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
Unaudited Interim Condensed Consolidated Financial Statements— The condensed consolidated balance sheet at December 31, 2024 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited. The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024 included in the 2024 Annual Report filed with the SEC on March 26, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations, and comprehensive (loss) income and cash flows have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company has also entered into a license and supply agreement with Norgine Pharma UK Limited (the “Norgine Agreement”) (Note 3). The terms of this agreement contain multiple performance obligations, which include a) the delivery of a license, b) WHIM research and development services and c) CN research and development services. Payments to the Company under this arrangement include non-refundable, upfront license fees; regulatory and sales-based milestone payments and royalties on future product sales.

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
Restricted Cash

(in thousands)	As of June 30, 2025	As of December 31, 2024
Letter of credit security: Vienna Austria lease	224	199
Letter of credit security: Boston and previous headquarter lease	578	577
Total restricted cash included in other assets	$802	$776
In connection with the Company’s lease agreements for its facilities in Boston, Massachusetts and Vienna, Austria, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlord. In accordance with the Company’s Hercules Loan Agreement and as further described in Note 10, the Company at all times must maintain a minimum level of cash of $15.0 million in an account or accounts in which Hercules has a first priority security interest as further described in Note 10.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum to the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$39,220	$55,699
Restricted cash	802	776
Total cash, cash equivalents and restricted cash	$40,022	$56,475

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

3.    LICENSE AND FUNDING ARRANGEMENTS

Research and Development Incentive Program
The Company participated in a research and development incentive program provided by the Austrian government whereby the Company was entitled to reimbursement by the Austrian government for a percentage of qualifying research and development expenses and capital expenditures incurred by the Company’s subsidiary in Austria. As of June 30, 2025, the amount due under the program was $0.7 million, which amount is included in research and development incentive receivable in the condensed consolidated balance sheet. During the three and six months ended June 30, 2025 no amounts were recorded for this program as the Company is in the process of closing the Vienna site. During the three and six months ended June 30, 2024, the Company recorded $0.1 million and $0.3 million, respectively, of income related to the program within the condensed consolidated statement of operations as other income.

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

Under the Genzyme Agreement, the Company is obligated to make milestone payments contingent upon the achievement of certain regulatory and sales milestones with respect to licensed products. During the six months ended June 30, 2025, a $3.0 million regulatory milestone, which had been previously accrued, was paid after receipt of the European Medicines Agency’s (“EMA”) validation of the Company’s Marketing Authorisation Application (“MAA”) for processing. The payment was recorded as a definite-lived intangible asset as discussed in Note 8. In addition, for the three and six months ended June 30, 2025, the Company incurred $0.1 million and $4.5 million, respectively, of royalty payments under the Genzyme Agreement as a result of sublicense payments received and sales of licensed product. Such royalty payments were recorded as cost of revenue.

As of June 30, 2025, the Company is obligated to make future milestone payments in the aggregate amount of up to $10.0 million, including $5.0 million upon the notification by the EMA of regulatory approval of the Company’s MAA for WHIM and one-time sales milestone payments of $0.5 million, $1.5 million and $3.0 million on cumulative net sales of $50.0 million, $150.0 million and $300.0 million, respectively. As of June 30, 2025, the Company accrued $0.5 million of sales-based milestones as a component of the definite-lived intangible asset, as management has concluded that the achievement of this milestones is probable.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Pursuant to the terms of the Norgine Agreement, the Company received a one-time, non-refundable, upfront payment of €28.5 million and a regulatory milestone payment of €0.5 million. The Company could receive up to approximately €20.6 million, €20.0 million and €185.0 million upon the achievement of certain regulatory, commercial, and sales milestones, respectively, or €225.6 million in aggregate. The Norgine Agreement also includes escalating double-digit royalties of up to mid-twenties on any future net sales in the Territory. The tiered royalty payments are subject to royalty stacking, and to a material reduction on a country-by-country basis if a generic version of mavorixafor becomes available in the applicable country. The Company and Norgine will collaborate closely on regulatory filings, with the Company continuing to be responsible for the ongoing global, pivotal Phase 3 4WARD clinical trial evaluating mavorixafor in chronic neutropenia and certain components of pediatric studies for WHIM. Norgine will be responsible for all market access and commercialization activities. The Company also agreed to manufacture and supply mavorixafor to Norgine. Norgine shall be required to pay a supply price to the Company for the licensed product derived from the Company’s manufacturing costs plus margin in the low teens.

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

4.    REVENUE

Product Revenue, Net
During the three and six months ended June 30, 2025, the Company recorded net revenue $1.7 million and $2.7 million, respectively, for the sale of the Company’s product. Net revenue was $0.6 million for the three and six months ended June 30, 2024 following the commercial launch of the Company’s product during the three months ended June 30, 2024.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the balances and activity in each of the product reserve accounts for the six months ended June 30, 2025.

(in thousands)	Rebates and Discounts	Co-Pay Assistance	Product Returns	Total
Beginning balance at December 31, 2024	$99	$29	$11	$139
Provision related to revenue associated with sales processed in the six month period ended June 30, 2025	252	55	30	337
Adjustments related to revenue associated with sales processed in prior periods	(16)	6	—	(10)
Credits and payments made during the period	(94)	(92)	—	(186)
Balance as of June 30, 2025	$241	$(2)	$41	$280

The provision for contractual discounts provided to the Company’s customer is recorded as a reduction of accounts receivable. The provisions for co-pay assistance payments, contractual rebates and product returns are classified within accrued expenses.

The following table provides a rollforward of accounts receivable for the six months ended June 30, 2025.

(in thousands)	Accounts Receivable
Beginning balance at December 31, 2024	$1,070
Increase in accounts receivable for drug product sales	2,926
Decrease in accounts receivable for cash collections	(2,851)
Balance as of June 30, 2025	$1,145

License and Other
During the first quarter of 2025, the Company entered into the Norgine Agreement. The Company analyzed the activities required under the Norgine Agreement and concluded that the arrangement was indicative of a vendor-customer relationship and would be accounted for under ASC 606. During the six months ended June 30, 2025, the Company received a one-time, non-refundable, up-front payment of €28.5 million and a regulatory milestone payment of €0.5 million, which are included the transaction price. All other future regulatory-based milestone payments, which represent variable consideration, have been fully constrained as these are not yet considered probable. The Company has also excluded from the transaction price future royalty payments that are based on units sold by Norgine and future cumulative revenue-based milestone payments under the applicable practical expedient.

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

During the six months ended June 30, 2025, the Company recognized $27.6 million for the delivery of the license and $0.5 million for research and development services. The license performance obligation was satisfied at a point in time upon transfer of the license to Norgine. Control of the license was transferred on the effective date of the Norgine Agreement as Norgine could begin to use and benefit from the license. For the research and development performance obligations, the Company recognizes revenue over time using an input method based on cost incurred during the period relative to the total estimated cost of the obligation. This method, in management’s judgment, is the best measure of progress towards satisfying the performance obligation as the transfer of control occurs as services are performed. The amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the condensed consolidated balance sheet and will be recognized over the remaining period as the performance obligation is satisfied.

The following table summarizes the allocation of transaction price to the three performance obligations in the Norgine Agreement based on the weighting of estimated stand-alone selling price for these performance obligations at the inception of the agreement.

	Allocation of Transaction Price	Revenue Recognized
(in thousands)		Six Months Ended June 30,
Performance Obligation:		2025	2024
License	$27,639	$27,639	$—
Research and development services: WHIM	312	25	—
Research and development services: CN	1,724	430	—
Total	$29,675	$28,094	$—

As of June 30, 2025, deferred revenue related to the Norgine Agreement was $1.6 million, of which $0.8 million was current.

5.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2025 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$15,610	$—	$—	$15,610
Marketable securities— U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes	—	23,731	—	23,731
	$15,610	$23,731	$—	$39,341
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	283	283
	$—	$—	$293	$293

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
All marketable securities are classified as short-term investments as all are due within one year and include investments in U.S. Treasury notes, U.S. Treasury bills and federal government agency notes. The amortized cost of each investment, individually and in aggregate, approximated fair value. The Company evaluated each marketable security for impairment that is other-than-temporary and concluded that no marketable security was impaired as of June 30, 2025 and December 31, 2024.
The Company’s cash equivalents consisted of money market funds invested in U.S. Treasury securities. The money market funds were valued based on quoted prices in active markets for identical assets, which represents a Level 1 measurement.
The following table provides amortized cost, unrealized gains and losses and the carrying amount of available-for-sale debt marketable securities as of June 30, 2025:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$5,445	$—	$3	$5,442
Federal Government Agency securities	18,305	—	16	18,289
Total available-for-sale debt securities	$23,750	$—	$19	$23,731
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
The following table provides a roll-forward for the six months ended June 30, 2025, of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	Class C Warrant Liability	Total
Balance as of December 31, 2024	$10	$13,755	$13,765
Change in fair value	—	(13,472)	(13,472)
Balance as of June 30, 2025	$10	$283	$293

Valuation of Embedded Derivative Liability— The fair value of the embedded derivative liability recognized in connection with the Company’s Hercules Loan Agreement, which is associated with additional fees due to Hercules upon non-credit related events of default, was determined based on significant inputs not observable in the market, which represents a Level 3

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

measurement within the fair value hierarchy. The fair value of this embedded derivative liability, which is reported within other non-current liabilities on the condensed consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third-party valuations, which were prepared based on a discounted cash flow model that considered the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 17%. As of June 30, 2025 and December 31, 2024, the fair value of this derivative liability was $10 thousand.

Class C Warrant Liability— In December 2022, the Company issued Class C Warrants for the purchase of shares of its common stock in a public offering. The Class C Warrants are accounted for as a liability on the condensed consolidated balance sheet and are adjusted to fair value at period end through “change in fair value of warrant liability” on the condensed consolidated statements of operations and comprehensive (loss) income.
The Company calculated the fair value of the Class C Warrants using the Black-Scholes option pricing model, with the following inputs:

	June 30, 2025	December 31, 2024
Common stock price	$1.90	$21.90
Risk-free interest rate	3.7%	4.2%
Expected term (in years)	2.4	2.9
Expected volatility	122.2%	117.5%
Expected dividend yield	—%	—%

6.    INVENTORY

Inventory consists of the following:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$1,529	1,529
Work in process	1,008	608
Finished goods	633	680
Total inventory	$3,170	$2,817

7.    PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Leasehold improvements	$228	$228
Furniture and fixtures	1,036	1,472
Computer equipment	134	286
Software	—	24
Lab equipment	17	669
	1,415	2,679
Less: Accumulated depreciation	(1,161)	(1,903)
	$254	$776
Depreciation expense related to property and equipment was approximately $457 thousand and $131 thousand for the six months ended June 30, 2025 and 2024, respectively.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    INTANGIBLE ASSET, NET

As of June 30, 2025, the Company’s net definite-lived intangible asset, which resulted from the capitalization of certain milestone payments made or accrued related to its license agreement for the intellectual property contained in its drug product, included a gross intangible asset of $10.5 million, less accumulated amortization of $0.9 million for a net intangible asset of $9.6 million. The Company amortizes the intangible asset to cost of revenue over the remaining life of the underlying patent protecting the intellectual property through 2038.

As of June 30, 2025, amortization expense for the next five years and beyond is summarized as follows (in thousands):

Year	Amortization expense
2025 (remainder of year)	$375
2026	750
2027	750
2028	750
2029	750
Thereafter	6,250
Total	$9,625

The Company began amortizing its finite-lived intangible assets in April 2024 over a 14-year period based on the expected patent exclusivity period for XOLREMDI. Amortization expense totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $0.1 million for both the comparable prior year periods. Amortization expense is recorded as a component of cost of revenue on the condensed consolidated statements of operations and comprehensive (loss) income.

9.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accrued employee compensation and benefits	$6,370	13,053
Accrued external research and development expenses	4,618	3,727
Accrued royalty and milestone payments . . . . . . . . . . . . . . . . . . . . . . . . . . .	113	3,092
Accrued professional fees	818	1,825
Other	1,146	1,308
	$13,065	$23,005
10.    LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Principal amount of long-term debt	$75,000	$75,000
Debt discount, net of accretion	(536)	(650)
Cumulative accrual of end of term payments	1,377	1,075
Long-term debt	$75,841	$75,425

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Hercules Loan Agreement
The Company is party to the Hercules Loan Agreement, which provides for an aggregate term loan facility of up to $107.5 million, under which the Company has borrowed an aggregate of $75.0 million of term loans, representing the maximum borrowings allowable as of June 30, 2025. Additional borrowings are available subject to approval of the Lender in its sole discretion.

Borrowings under the Hercules Loan Agreement accrue interest at a variable rate equal to the greater of (i) 10.15% or (ii) The Wall Street Journal prime rate plus 3.15%. In an event of default and until such event is no longer continuing, the interest rate applicable to borrowings would be increased by 4.0%. Borrowings are repayable in monthly interest-only payments through July 1, 2027, which is the maturity date of the Hercules Loan Agreement. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium of 1%. In addition, the Hercules Loan Agreement provides for payment of end-of-term fees of $2.8 million plus 3.5% of the aggregate principal amount of loans drawn, if any, subsequent to the most recent amendment in August 2023, payable upon the earlier of maturity or the repayment in full of all obligations under the Hercules Loan Agreement. Borrowings under the Hercules Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets except for its intellectual property (but including rights to payment and proceeds from the sale, licensing or disposition of the intellectual property).

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
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total interest expense	$2,232	$2,176	$4,433	$4,050
Non-cash interest expense	$212	$207	$416	$461
The annual effective interest rate on the Hercules Loan Agreement as of June 30, 2025 was 11.7%. There were no principal payments due or paid under the Hercules Loan Agreement during the three and six months ended June 30, 2025 and 2024.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2025, future principal and accrued end-of-term payments of $76.4 million under the Hercules Loan Agreement are due on July 1, 2027.

(in thousands),
Year Ending December 31,	Total
2025	—
2026	—
2027	76,377
Long-term debt, including end-of-term payments	$76,377
11.    LEASES
The Company has lease agreements for its facilities in Boston, Massachusetts, which is the Company’s principal executive offices, and in Vienna, Austria, which was previously the Company’s research and development center. There are no restrictions or financial covenants associated with any of the lease agreements.
Boston Lease— The Company leases approximately 28,000 square feet of office space in Boston, Massachusetts (“Boston Lease”), which serves as the Company’s headquarters. Base rental payments are approximately $1.1 million annually, plus certain operating expenses. The term of the Boston Lease will continue until November 2026, unless earlier terminated. The Company has the right to renew the Boston Lease for an additional five years at the then prevailing effective market rental rate. As of June 30, 2025, the Company has not yet concluded that the exercise of this renewal option is probable. The Company is required to maintain a security deposit in the form of a letter of credit for $0.6 million for the benefit of the landlord.

Vienna Austria Lease— The Company has an operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), that commenced in February 2021 for a term of seven years. The annual base rent for the Vienna Lease is approximately $282 thousand. On February 6, 2025, the Company announced a plan to vacate the lease and close operations. As of June 30, 2025, the Company continues to hold the Vienna lease and anticipates abandoning the Vienna Lease within the subsequent three to six months. Accordingly, the Company has accelerated amortization of the right of use asset such that the net carrying amount of the right of use asset and remaining lease obligation reflect the Company’s best estimate of its rights and obligations as of the anticipated date of abandonment. Thereafter, until the Vienna Lease is either contractually terminated or modified, the Company will continue to recognize rent expense in the amount of the accretion of the remaining lease liability.

The components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2025	2024	2025	2024
Fixed operating lease cost	$1,085	$489	$1,572	$978
Total lease expense	$1,085	$489	$1,572	$978
Other information
Operating cash outflows from operating leases	$354	343	$702	$687
Weighted-average remaining lease term—operating leases	1.8	2.7	1.8	2.7
Weighted-average discount rate—operating leases	11.5%	11.5%	11.5%	11.5%

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of lease liabilities due under lease agreements that have commenced as of June 30, 2025 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2025 (remainder of the year)	$716
2026	1,358
2027	306
2028	51
Total lease payments	2,431
Less: interest	(248)
Total operating lease liabilities as of June 30, 2025	$2,183

12.    COMMITMENTS AND CONTINGENCIES

The Company has agreements with contract research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company has agreements with CMOs for the production of mavorixafor for use in clinical trials and for the commercial supply of XOLREMDI. The Company’s agreement with the CMO who produces batches of drug substance for use in the Company’s clinical and commercial drug supply contains cancellation provisions that would require the Company to pay up to the full contract value upon cancellation. As of June 30, 2025, the Company has approximately $1.4 million of such commitments in place subject to cancellation provisions.

License Agreements— See Note 3 for a summary of the Company’s license agreements, which commit the Company to contingent milestone and royalty fees based on future operational events.

Indemnification Agreements— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025 or December 31, 2024.

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

13.    COMMON STOCK, PREFERRED STOCK AND COMMON STOCK WARRANTS

Reverse Stock Split-—On April 17, 2025, the Company held a special meeting where the Company’s stockholders approved an amendment to its Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”) to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares, by a ratio of not less than one-for-fifteen and not more than one-for-thirty, with the exact ratio to be set within this range by the Board of Directors in its sole discretion

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 17, 2025, the Board of Directors approved a 1-for-30 reverse stock split of the Company’s shares of common stock (the “Reverse Stock Split”). On April 24, 2025, the Company filed an amendment to its Certificate of Incorporation to effectuate the Reverse Stock Split effective as of 12:01 a.m. Eastern Time on April 28, 2025. As a result of the Reverse Stock Split, every 30 shares of the Company’s common stock issued or outstanding were automatically reclassified into one validly issued, fully-paid and non-assessable new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Proportional adjustments were made to the number of shares of common stock awarded and available for issuance under the Company’s equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding stock options and other equity securities under the Company’s equity incentive plans. All outstanding warrants were also adjusted in accordance with their terms, which resulted, among other changes to the warrant terms, in proportionate adjustments being made to the number of shares issuable upon exercise of such warrants and to the exercise and redemption prices of such warrants. The shares of Common Stock outstanding following the Reverse Stock Split remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of the Common Stock.

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

Common Stock—As of June 30, 2025, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 500 million shares of common stock, par value $0.001 per share. The voting, dividend, and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock that may be issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No cash dividends have been declared or paid to date.

Preferred Stock—As of June 30, 2025, the Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 10 million shares of $0.001 par value share. As of June 30, 2025 and December 31, 2024, no shares of preferred stock were outstanding.

Purchase Agreement—On June 23, 2025, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s common stock, having an aggregate value of up to $40.0 million (the “Purchase Shares”), subject to certain limitations and conditions set forth in the Purchase Agreement. The Company will control the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Purchase Agreement.

Under the Purchase Agreement, on any business day after June 23, 2025 selected by the Company over the twenty-four (24) month term of the Purchase Agreement (each, a “Purchase Date”), the Company may direct Lincoln Park to purchase up to 30,000 shares of common stock on such Purchase Date (a “Regular Purchase”) if the closing sale price per share of the common stock is above $0.50; provided, however, that (i) a Regular Purchase may be increased to up to 35,000 shares, if the closing sale price per share of the common stock is not below $3.50 on the applicable Purchase Date; (ii) a Regular Purchase may be increased to up to 40,000 shares, if the closing sale price per share of the common stock is not below $4.00 on the applicable Purchase Date; (iii) a Regular Purchase may be increased to up to 50,000 shares, if the closing sale price per share of the common stock is not below $4.50 on the applicable Purchase Date; and (iv) a Regular Purchase may be increased to up to 60,000 shares, if the closing sale price per share of the common stock is not below $5.00 on the applicable Purchase Date; provided, that Lincoln Park’s maximum purchase obligation under any single Regular Purchase will not exceed $500 thousand, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such Regular Purchase. The purchase price per share for each such Regular Purchase will be equal to 97% of the lesser of:
•the lowest sale price for the Company’s common stock on the date of sale; or
•the average of the three (3) lowest closing sale prices for the common stock during the ten (10) consecutive business days ending on the business day immediately preceding the purchase date.

The Company also has the right to direct Lincoln Park, on any business day on which the Company has properly submitted a Regular Purchase notice for the maximum amount the Company is then permitted to sell to Lincoln Park in such Regular Purchase, to purchase an additional amount of the Common Stock (an “Accelerated Purchase”) of up to the lesser of:

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•300% of the number of shares to be purchased pursuant to such Regular Purchase; and
•30% of the aggregate shares of the common stock traded on Nasdaq during all or, if certain trading volume or market price thresholds specified in the Purchase Agreement are crossed on the applicable Accelerated Purchase date, the portion of the normal trading hours on the applicable Accelerated Purchase date prior to such time that any one of such thresholds is crossed, which period of time on the applicable Accelerated Purchase date is referred to as the Accelerated Purchase Measurement Period.

The parties may mutually agree to increase the number of shares to be purchased by Lincoln Park pursuant to any Accelerated Purchase. The purchase price per share for each such Accelerated Purchase will be equal to 97% of the lessor of:
•the volume-weighted average price of the common stock on Nasdaq during the applicable Accelerated Purchase Measurement Period on the applicable Accelerated Purchase date; or
•the closing sale price of the common stock on Nasdaq on the applicable Accelerated Purchase date.

The Company has the right in its sole discretion to set a minimum price threshold for each Accelerated Purchase in the notice provided with respect to such Accelerated Purchase.

In consideration for entering into the Purchase Agreement, the Company issued 137,099 shares of common stock (the “Commitment Shares”) to Lincoln Park as a commitment fee. The fair value of the Commitment Shares, which was consideration given to Lincoln Park in exchange for entering into the agreement and was not significant, was measured on the issuance date as determined based on the closing price of the Company’s common stock. Through June 30, 2025, the Company sold 240,000 common shares to Lincoln Park for aggregate proceeds of $0.5 million.

The Purchase Agreement is subject to certain beneficial ownership caps and is initially limited to an aggregate of 1,435,035 common shares, including the Commitment Shares. Under applicable rules of Nasdaq, the Company may not issue or sell to Lincoln Park under the Purchase Agreement more than 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement, unless (i) the Company obtains stockholder approval to issue shares of its common stock in excess of the Exchange Cap to Lincoln Park under the Purchase Agreement in accordance with applicable Nasdaq rules or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the Purchase Agreement equals or exceeds $2.67 per share, which is the lower of (A) the official closing price of the common stock on Nasdaq on the date immediately preceding the execution Purchase Agreement and (B) the average official closing price of the common stock on Nasdaq for the five consecutive trading days immediately preceding date of the Purchase Agreement, such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules.

The issuance of the Purchase Shares and Commitment Shares have been registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-273961) (the “Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed on June 23, 2025.

Warrants and Pre-Funded Warrants—In connection with public and private sales of shares of its common stock, the Company has issued warrants and pre-funded warrants, which are exercisable for the purchase shares of the Company’s common stock. All outstanding warrants and pre-funded warrants are currently exercisable and do not have price reset provisions. Upon the closing of these public and private offerings, the Company received approximately 99% of the exercise price for the pre-funded warrants, for which the remaining exercise price is equal to or less than $0.30 per share. There were no warrant exercises during the three and six months ended June 30, 2025.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2025, the Company’s outstanding warrants and pre-funded warrants to purchase shares of common stock consisted of the following:

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    STOCK-BASED COMPENSATION

As of June 30, 2025, there is an aggregate of approximately 0.2 million shares of common stock available for issuance under the Company’s equity incentive plans, including 0.1 million shares of common stock remain available for issuance under the Amended and Restated 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

Stock Option Valuation— The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.0%	4.4%	4.2%	4.2%
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	103.7%	96.5%	103.8%	96.0%
Expected dividend yield	0%	0%	0%	0%
Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	394,493	$57.09	8.6	$269
Granted	33,185	9.87
Forfeited and expired	(120,053)	33.42		$—
Outstanding as of June 30, 2025	307,625	$61.24	8.2	$—
Exercisable as of June 30, 2025	121,016	$112.56	6.9	$—
Vested and expected to vest as of June 30, 2025	264,099	$67.02	7.9	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock to the extent the stock option had a lower exercise price. There were no options exercised in 2025 and 2024. The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2025 and 2024 was $8.13 and $25.80, respectively.

Restricted Stock Units— The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2025:

Number of Shares
Unvested as of December 31, 2024	198,995
Granted	278,209
Vested	(103,035)
Forfeited	(40,905)
Unvested as of June 30, 2025	333,264
During the six months ended June 30, 2025, the Company granted 0.3 million time-based restricted stock units to employees at the grant date fair value of $12.65 per share. These awards vest as the employee provides services to the Company over a three-year vesting period. Also during the six months ended June 30, 2025, 0.1 million outstanding performance-based restricted stock units (“PRSUs”) vested based on the achievement of an operational milestone. The Company considers the achievement of the remaining operational milestone related to outstanding PRSUs to be probable. Stock-based compensation expense has been recognized for these awards using the accelerated attribution model based on the fair value of the awards as of the date of

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

grant and management’s best estimate of the date the probable operational milestone will be achieved. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited.

Stock-Based Compensation— As of June 30, 2025, total unrecognized compensation expense related to unvested stock options and restricted stock units was $5.5 million, which is expected to be recognized over a weighted average period of 2.3 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive(loss) income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development expense	$340	$1,182	$599	$1,965
Selling, general and administrative expense	408	1,246	668	2,202
Total stock-based compensation	$748	$2,428	$1,267	$4,167

Stock Appreciation Rights—
The following table summarizes the Company’s stock appreciation right (“SARs”) balances as of June 30, 2025 and December 31, 2024; there were no SARs granted, exercised or forfeited for the six months ended June 30, 2025. The weighted average target price of the SARs is $45.71. The settlement value is based on the difference between the closing price of the Company’s common stock on the date of settlement less the measurement price multiplied by the number of SARs exercised. The SARs vest and become exercisable in equal annual installments on the first, second, and third anniversaries of the Grant Date, subject to the recipient remaining an employee of the Company through and including each applicable vesting date.

Number of Shares
Outstanding as of December 31, 2024	347,068
Outstanding as of June 30, 2025	347,068
Vested as of June 30, 2025	195,005

15.    INCOME TAXES

The income tax provision recorded for the three and six months ended June 30, 2025 and 2024 is primarily related to the Company’s Austrian subsidiary. The Company did not record a U.S. federal or state provision or benefit for income taxes in its condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), was enacted in the U.S. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As the legislation was not signed into law until the Company’s third quarter of 2025, the impacts are not included in its operating results for the three and six months ended June 30, 2025. The Company will evaluate the impact of the newly enacted tax law in subsequent periods as required.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    NET (LOSS) INCOME PER SHARE
Basic and diluted net (loss) income per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net (loss) income	$(25,741)	$90,833	$(25,459)	$39,067
Denominator:
Weighted average shares of common stock outstanding—basic	7,412,990	6,681,349	7,095,846	6,673,868
Net (loss) income per share— basic	$(3.47)	$13.59	$(3.59)	$5.85
Effective of dilutive securities
Time-based restricted stock units	—	8,160	—	5,435
Employee stock purchase plan	—	3,867	—	2,559
Dilutive potential common shares	—	12,027	—	7,994
Weighted average shares of common stock outstanding—diluted	7,412,990	6,693,376	7,095,846	6,681,862
Net (loss) income per share— diluted	$(3.47)	$13.57	$(3.59)	$5.85
Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2025 and 2024 includes the weighted average effect of pre-funded warrants, for the purchase of shares of common stock, for which the remaining unfunded exercise price is less than or equal to $0.30 per share.

For the three and six months ended June 30, 2025, during which the Company recorded net loss, the Company’s potentially dilutive securities included outstanding stock options, employee stock purchase plan shares, unvested restricted stock units and warrants to purchase shares of common stock. These potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for these periods.

For the three and six months ended June 30, 2024, during which the Company recorded net income, the dilutive effect of outstanding stock options, restricted stock units, employee stock purchase plan shares and warrants were calculated using the treasury stock method, whereby all such awards were assumed to be exercised at the beginning of the period. The hypothetical proceeds from such exercises, including the average unrecognized stock compensation expense for outstanding stock options and restricted stock units, were assumed to be used to purchase outstanding common stock at the average price during the period. The net share impact of dilutive securities was added to the weighted average basic common shares outstanding to calculate weighted average diluted shares outstanding.

The Company excluded the following potential shares of common stock from the computation of diluted net (loss) income per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase shares of common stock	307,625	330,210	307,625	330,210
Unvested restricted stock units	333,264	260,027	333,264	260,027
Warrants to purchase shares of common stock (excluding prefunded warrants, which are included in basic shares outstanding)	2,545,948	2,545,960	2,545,948	2,545,960
	3,186,837	3,136,197	3,186,837	3,136,197

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.    GAIN ON SALE OF NONFINANCIAL ASSETS

In May 2024, the Company entered into contractual arrangement with a third party that transferred the rights to a Priority Review Voucher (“PRV”) awarded to the Company as a result of the FDA’s approval of XOLREMDI. During the three and six months ended June 30, 2024, the PRV was accounted for as an intangible asset with no accounting cost basis. The third party purchased the PRV for $105.0 million. There were no fees associated with the sale and the Company has no continuing obligations with respect to the PRV. The Company concluded that the third party is “non-customer” as the underlying PRV is not an output of the Company’s ordinary commercial activities. Accordingly, the Company accounted for this transaction under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). As a result of the transfer of control of the PRV to the third party, the Company derecognized the associated intangible asset and recorded a gain through “gain on sale of non-financial assets.” There was no such arrangement for three and six months ended June 30, 2025.
18.    SEGMENT INFORMATION

The Company has defined its Chief Operating Decision Maker (“CODM”) as its Chief Executive Officer. The CODM manages the Company’s operations as a single operating segment, which comprises its single reportable segment, for the purposes of assessing performance and making operating decisions. The Company’s focus is on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. The Company’s research, development and commercialization efforts are primarily focused on its lead molecule, mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI, for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM syndrome to increase the number of circulating mature neutrophils and lymphocytes. The CODM uses the Company’s condensed consolidated net (loss) income to monitor actual results as compared to the budget in assessing segment performance and allocation of resources.

The Company derives its revenue from sales of XOLREMDI to its specialty pharmacy customer in the U.S. and from licensed rights to mavorixafor for other non-U.S. territories. The Company recognized $1.7 million and $2.7 million of revenue from its U.S. customer and $0.2 million and $28.1 million of revenue from its customer in the United Kingdom for the three and six months ended June 30, 2025, respectively. The Company recognized $0.6 million of revenue from its U.S. customer for the three and six months ended June 30, 2024.

The measure of profit for the segment is net (loss) income and consisted of the following for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue from external customers	$1,973	$563	$30,780	$563
Compensation expense, excluding stock-based compensation, SARs compensation expense and severance expense	9,903	11,639	21,473	22,224
Direct research and development program expenses (X4P-001, mavorixafor)	9,413	10,742	17,825	21,408
Gain on sale of non-financial assets	—	(105,000)	—	(105,000)
Other segment items (a)	8,398	(7,651)	16,941	22,864
Net (loss) income (measure of segment profit)	$(25,741)	$90,833	$(25,459)	$39,067
(a) Other segment items primarily include cost of revenue, non-compensation departmental costs within sales, general and administrative departments, certain unallocated external costs within research and development, stock-based compensation expense, SARs compensation expense, severance expense, other income (expense), and provision for income taxes.

The CODM only receives and reviews information regarding segment assets at the consolidated level. Certain other entity-wide disclosures are included elsewhere in these condensed consolidated financials statements. As of June 30, 2025, the Company’s single operating segment had long-lived assets, including property and equipment and right-of-use assets, of $2.9 million, of which $2.4 million and $0.5 million were located in the U.S. and Austria, respectively. As of December 31, 2024, the operating segment’s long-lived assets were $4.8 million, of which $3.2 million and $1.7 million were located in the U.S. and Austria, respectively.

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

XOLREMDI Global Commercial Launch
We continue to execute our global launch of XOLREMDI in WHIM syndrome, including in the U.S. through our engagements with physicians and rare disease patient advocacy organizations and our disease-awareness campaign to further the understanding of WHIM syndrome and educate patients and physicians on the importance and benefits of early diagnosis. We have agreements with a third-party logistics organization and a specialty pharmacy to support the distribution of XOLREMDI in the U.S., to mitigate barriers to product access, and to provide a suite of patient support services to help patients through their treatment journey. We submitted an MAA to the EMA in early 2025 seeking regulatory approval to commercialize mavorixafor for WHIM syndrome in the European Union. Such MAA was validated for processing by the EMA in January 2025. On January 13, 2025, we announced a License and Supply Agreement (“the Norgine Agreement”) with Norgine Pharma UK (“Norgine”), pursuant to which Norgine was granted an exclusive license to distribute, market and sell our drug product for all indications in the European Economic Area, Switzerland, the United Kingdom, Australia, and New Zealand. In February 2025, we announced that we had entered into an agreement with Taiba Middle East Fz LLC (“taiba rare”) to distribute and commercialize XOLREMDI for the treatment of WHIM syndrome in select Middle East and North African countries. We continue to explore additional potential commercial and distribution opportunities in geographies where we may be able to efficiently leverage any of our regulatory approvals.

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

Regulatory Updates and Progress of Phase 3 Clinical Trial in Chronic Neutropenia
In June 2025, we announced that the FDA has granted Fast Track designation to mavorixafor for the treatment of chronic neutropenia.

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

2025 Strategic Restructuring
In February 2025, we implemented a strategic restructuring of our business operations, workforce and capital spending to focus efforts on advancing mavorixafor to treat those with chronic neutropenia, while also optimizing U.S. promotion of XOLREMDI (the “2025 Strategic Restructuring”). As part of the 2025 Strategic Restructuring, we implemented a net reduction of our employee headcount by 43 employees, or approximately 30% of our total workforce. The strategic restructuring activities include (i) discontinuing of certain research efforts, (ii) closing of our facility in Vienna, Austria, (iii) pausing pre-clinical drug candidate programs, (iv) scaling the U.S. commercial field team and supporting roles across our business, and (v) streamlining other spending to support the ongoing clinical development of mavorixafor for the larger population of those with chronic neutropenia. The workforce reductions were substantially completed in the first quarter of 2025. During the first quarter of 2025, we incurred charges of approximately $2.5 million for severance and other employee termination-related costs. We expect the 2025 Strategic Restructuring will decrease annual spending by $30 to 35 million and believe we will have sufficient funds to support operations into the first half of 2026, subject to our continued compliance with our Loan and Security Agreement, amended from time to time, with Hercules Capital, Inc. (the “Hercules Agreement”). The estimate of costs that we expect to incur related to the 2025 Strategic Restructuring as well as the decrease in annual spending, and the timing thereof are subject to a number of assumptions and actual results may differ.

Reverse Stock Split
On April 17, 2025, we held a special meeting where our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”) to combine outstanding shares of our common stock into a lesser number of outstanding shares, by a ratio of not less than one-for-fifteen and not more than one-for-thirty, with the exact ratio to be set within this range by our Board in its sole discretion.

On April 17, 2025, our Board approved a 1-for-30 reverse stock split of its shares of Common Stock (the “Reverse Stock Split”). On April 24, 2025, we filed an amendment to our Certificate of Incorporation to effectuate the Reverse Stock Split effective as of 12:01 a.m. Eastern Time on April 28, 2025. As a result of the Reverse Stock Split, every 30 shares of our common stock issued or outstanding were automatically reclassified into one validly issued, fully-paid and non-assessable new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Proportional adjustments were made to the number of shares of common stock awarded and available for issuance under our equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of our outstanding stock options and other equity securities under our equity incentive plans. All outstanding warrants were also adjusted in accordance with their terms, which resulted, among other changes to the warrant terms, in proportionate adjustments being made to the number of shares issuable upon exercise of such warrants and to the exercise and redemption prices of such warrants. The shares of common stock outstanding following the Reverse Stock Split remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares will automatically be entitled to receive cash in lieu of such fractional share.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
The following table summarizes the results of our operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change

Revenue	$2.0	$0.6	$1.4	$30.8	$0.6	$30.2
Cost and operating expenses:
Cost of revenue	0.3	0.3	—	5.0	0.3	4.7
Research and development	18.4	20.9	(2.5)	36.9	40.7	(3.8)
Selling, general and administrative	9.5	13.3	(3.8)	24.6	30.7	(6.1)
Gain on sale of non-financial asset	—	(105.0)	105.0	—	(105.0)	105.0
Total operating expenses	28.2	(70.5)	98.7	66.5	(33.3)	99.8
(Loss) income from operations	(26.2)	71.1	(97.3)	(35.7)	33.9	(69.6)
Total other income, net	0.5	19.7	(19.2)	10.3	5.2	5.1
(Loss) income before income taxes	(25.7)	90.8	(116.5)	(25.4)	39.1	(64.5)
Provision for income taxes	—	—	—	0.1	—	0.1
Net (loss) income	$(25.7)	$90.8	$(116.5)	$(25.5)	$39.1	$(64.6)

Revenue
License and Other
During the first quarter of 2025, we entered into the Norgine Agreement, pursuant to which Norgine was granted an exclusive license to distribute, market and sell our product for all indications in the European Economic Area, Switzerland, the United Kingdom, Australia and New Zealand following regulatory approval. See Note 4 to the condensed consolidated financial statements for a discussion of the accounting related to this agreement. Pursuant to the terms of the Norgine Agreement, we received an upfront payment of $29.2 million upon signing of the agreement and received an operational milestone payment of $0.4 million. No manufacturing services have been provided to Norgine in the three and six months ended June 30, 2025.

Our performance obligations include the delivery of a license, which was delivered upon the closing of the Norgine Agreement, the delivery of commercial drug supply pursuant to a manufacturing agreement, and the provision of research and development services. We allocated the transaction price among these performance obligations based on our best estimate of stand-alone selling price for each distinct performance obligation. During the six months ended June 30, 2025, we recognized $27.6 million for the delivery of the license and $0.5 million for the provision of research and development services. We had no license or other revenue during the three or six months ended June 30, 2024.

Product Revenue, Net
We sell our approved drug product in the U.S. to a specialty pharmacy that dispenses the product to patients who have been prescribed our drug product by their health-care providers. Net revenue includes reserves for distributor discounts, estimated rebates that we may owe to U.S. government payors, future co-pay assistance payments that we may owe for patients who enroll in our patient assistance program, and for potential product returns. As we have been selling our drug product in the U.S. for one year, we have limited history of returns or downstream rebates or co-pay assistance payments. Therefore, we expect to adjust these estimates quarterly as new information becomes available.

Net revenue from the sale of our drug product increased $1.2 million and $2.1 million in the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year, due to an increase in prescribed patients on our drug product.

Cost of Revenue
Cost of revenue primarily consists of amortization of an intangible asset related to accrued and paid milestone payments associated with our Genzyme license agreement, and sales and sublicense-based royalty payments due under our Genzyme license agreement. For the three months ended June 30, 2025, our cost of revenue remained constant as compared to the prior year period. Cost of revenue increased $4.7 million in the six months ended June 30, 2025, as compared to the same period in the prior year, primarily due to additional royalties in the current six period associated with sublicense income from our Norgine Agreement.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
(in millions)
Direct research and development expenses by product candidate:
Mavorixafor (X4P-001)	$9.4	$10.7	$(1.3)	$17.8	$21.4	$(3.6)
X4P-002	—	0.1	(0.1)	—	0.2	(0.2)
X4P-003	—	0.1	(0.1)	—	0.1	(0.1)
Unallocated expense	9.0	10.0	(1.0)	19.1	19.0	0.1
Total research and development expenses	$18.4	$20.9	$(2.5)	$36.9	$40.7	$(3.8)

Research and development expenses decreased by $2.5 million and $3.8 million in the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year. These decreases were primarily due to decreases in spending associated with our 2025 Strategic Restructuring, including lower spending on non-clinical programs, lower consulting fees, lower drug substance manufacturing costs, and lower regulatory costs. These decreases were partially offset by higher clinical costs associated with our ongoing 4WARD trial.

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

Selling, general and administrative expenses decreased by approximately $3.8 million and $6.1 million in the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year. These decreases were primarily due to a decreases in compensation expense related to outstanding stock appreciation rights (“SARs”) that are measured at fair value, decreases in sales and marketing expenses as certain commercialization launch costs incurred in the prior year did not recur in the current year, lower salaries and benefits costs due to lower head count in our general and administrative functions and lower stock-based compensation costs. These decreases in selling, general and administrative expenses were partially offset by higher severance costs associated with our 2025 Strategic Restructuring and higher legal costs.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
(in millions)
Interest income	$0.7	$1.6	$(0.9)	$1.7	$2.6	$(0.9)
Interest expense	(2.2)	(2.2)	—	(4.4)	(4.0)	(0.4)
Change in fair value of Class C warrant liability	2.6	20.2	(17.6)	13.5	6.5	7.0
Other (expense) income, net	(0.6)	0.1	(0.7)	(0.5)	0.1	(0.6)
Total other income, net	$0.5	$19.7	$(19.2)	$10.3	$5.2	$5.1

Other income, net, decreased approximately $19.2 million in the three months ended June 30, 2025 as compared to the same period in the prior year primarily due to a significant gain recognized in the prior period due to a change in the fair value of our Class C warrants, which are accounted for as a liability at fair value, relative to a lower gain in the current period. Other income, net, increased $5.1 million in the six months ended June 30, 2025 as compared to the same period in the prior year primarily due to higher gains due to the change in fair value of our Class C warrants in the current period, partially offset by lower other income, net, which includes unrealized foreign currency losses and other adjustments to the fair value of financial instruments as described in Note 5 to the condensed consolidated financial statements.
Provision for Income Taxes
The income tax provision recorded for the three and six months ended June 30, 2025 and 2024 is primarily related to our Austrian subsidiary. We did not record a U.S. federal or state provision or benefit for income taxes in our condensed consolidated statement of operations and comprehensive (loss) income for the three and six months ended June 30, 2025 and 2024.

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

ATM Sales Agreement — We have entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with certain investment banks (collectively the “Sales Agents”), pursuant to which we may offer and sell, at our sole discretion through one or more of the Sales Agents, shares of our common stock. To date, we have sold approximately $19.5 million of our common stock, net of offering costs, under the ATM Sales Agreement. Pursuant to our Registration Statement on Form S-3 that became effective on August 24, 2023 and the related ATM prospectus contained therein, we may offer and sell shares of our common stock having an aggregate offering price of up to an additional $69.8 million.

Lincoln Park Purchase Agreement— In June 2025, we entered into a common stock purchase agreement (“Purchase Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”) pursuant to which Lincoln Park has committed to purchase, at our request from time to time over a 24-month period, shares of our common stock having an aggregate offering price of up to $40.0 million, subject to certain limitations including a common share cap that will require shareholder approval to exceed. As of June 30, 2025, we raised $0.5 million through the Purchase Agreement.

Public and Private Equity Offerings — Over the past several years we have funded our operations primarily from sales of common stock, warrants and prefunded warrants through both public offerings and private placements.

Hercules Loan Agreement —We are a party to the Hercules Loan Agreement, which provides for a term loan facility of up to $107.5 million, under which we have borrowed an aggregate of $75.0 million of term loans to date, representing the maximum borrowings as of June 30, 2025. The term loan facility allows for an additional tranche of up to $32.5 million, which will be available subject to approval by Hercules Capital, Inc. (“Hercules”) in its sole discretion.

Going Concern— We have evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Although we have an approved drug product, sales of our drug product over the next 12 months will not be sufficient to fund our operating expenses. Since inception, we have incurred significant operating losses and negative cash flows from operations and we expect to continue to generate operating losses and negative cash flows from operations for the foreseeable future. As of June 30, 2025, we had $63.0 million of cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $540.8 million. Net cash used in operating activities was $42.3 million for the six months ended June 30, 2025.

We have a Minimum Cash Covenant under our Hercules Loan Agreement that requires us to maintain a minimum level of cash of $15.0 million, which is equal to 20% of outstanding borrowings under the Hercules Loan Agreement. In addition, we must comply with a Performance Covenant, which includes maintaining a trailing six-month net product revenue of at least 55% of forecast as approved by the Board of Directors. Based on our current operating plan, which includes estimates of anticipated cash inflows from the sales and licensing of our product and cash outflows from operating expenses, we believe there is a risk that we will not meet the conditions of the Performance Covenant and the Minimum Cash Covenant within the 12-month period from the issuance date of these consolidated financial statements. In such case, Hercules could accelerate the principal payments on the our outstanding loans and we potentially would not have sufficient cash, cash equivalents and short-term marketable securities to settle such obligations. Accordingly, we have concluded that this condition meets the standard for raising substantial doubt about the our ability to continue as a going concern.

To alleviate the risk that the we violate the Performance Covenant and the Minimum Cash Covenant, we will need to raise additional capital, which cannot be assured, and/or modify such Performance Covenant and Minimum Cash Covenant. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, or other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations and may need to restructure our obligations in a court-supervised process or otherwise.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net (loss) income	$(25.5)	$39.1
Adjustments to reconcile net (loss) income to net cash used in operating activities	(9.3)	(106.1)
Changes in operating assets and liabilities	(7.5)	3.1
Net cash used in operating activities	(42.3)	(63.9)
Net cash provided by investing activities	20.0	91.5
Net cash provided by financing activities	5.6	20.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	—
Net decrease in cash, cash equivalents and restricted cash	(16.5)	47.8
Cash, cash equivalents and restricted cash, beginning of period	56.5	100.2
Cash, cash equivalents and restricted cash, end of period	$40.0	$148.0

Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $42.3 million, primarily resulting from net losses of $25.5 million adjusted for net non-cash income (expense) of $9.3 million, which includes a $13.5 million gain for the adjustment of our Class C warrant liability to fair value. Net cash used in operating activities also includes $7.5 million of changes to operating assets and liabilities primarily related to a reduction in accrued expenses. Net cash used in operating activities for the six months ended June 30, 2024 was $63.9 million, primarily resulting from operating expenses of $71.1 million, adjusted for non-cash expenses of $5.0 million and changes in our operating assets and liabilities of $3.1 million. Non-cash expenses primarily include stock-based compensation expense, non-cash lease expense, non-cash interest expense and change in fair value of financial liabilities.

Investing Activities
During the six months ended June 30, 2025, cash provided by investing activities of $20.0 million primarily include net sales of short-term marketable securities. During the six months ended June 30, 2024, cash provided by investing activities of $91.5 million included cash proceeds of $105.0 million in proceeds from the sale of a priority review voucher obtained as a result of the approval of our drug product by the FDA and cash outflows of $7.0 million in license payments classified as the acquisition of an intangible assets and $6 million of net investments of short-term marketable securities.

Financing Activities
During the six months ended June 30, 2025, cash provided by financing activities of $5.6 million was primarily due to sales of our common stock through our ATM and Purchase Agreement. Cash provided by financing activities for the six months ended June 30, 2024 included $20.0 million of new borrowings on our loan facility.
Funding Requirements
Based on our cash, cash equivalents and marketable securities on hand as of June 30, 2025 and our current operating plan, we believe that our cash, cash equivalents and marketable securities will not allow us to fund operations for at least the next 12 months. In order to fund operations and satisfy the Minimum Cash Covenant in the Hercules Loan Agreement, which includes a Performance Covenant that is waived if we maintain cash, cash equivalents and marketable securities subject control accounts accessible by the lender in the event of default in an amount greater than 75% of outstanding principal, or $56 million as of June 30, 2025. If we are unable to raise additional capital in the near term, which may be through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, or collaborations and strategic alliances, we may not be in compliance with the Minimum Cash Covenant, which would cause an event of default on our Hercules Loan Agreement. In such case, the lender could either redeem the entire amount outstanding or begin to charge a default interest of 4% of on the entire outstanding balance, due on demand. Based on our current cash flow projections, excluding additional sources of external financing, we anticipate that we will not be able to maintain the minimum cash required to satisfy this covenant for at least the next 12 month period following the issuance of these consolidated financial statements.

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
•the effect of competing technological and market developments; and
•the costs to continue operating as a public company

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

During the three months ended June 30, 2025, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2024 as part of our Annual Report other than as updated in Note 2 of these condensed consolidated financial statements. Also see Note 2 under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended June 30, 2025.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2025, we have cash and cash equivalents of $39.2 million and short-term marketable securities of $23.7 million. Although we have an approved drug product, sales of our drug product over the next 12 months will not be sufficient to fund our operating expenses. Our ability to continue as a going concern will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. We will require additional capital to sustain our operations, and to carry out our business plans thereafter, which may include raising funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce, restructure or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce, restructure or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our own future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Although we announced in February 2025 that, as part of our 2025 Restructuring, we expect to decrease annual spending by approximately $30–35 million and believe this will provide sufficient funds to support operations into the first half of 2026, subject to our continued compliance with our Hercules Loan Agreement covenants, there can be no assurance that these initiatives will be successful or that the anticipated funding will be adequate, which could materially affect our future operations.

While we have successfully raised capital in the past, our ability to raise capital in future periods is not assured. We will require additional capital to satisfy the covenant under our existing debt facility with Hercules that requires that we maintain a minimum level of cash at a level greater than 20% of our outstanding borrowings under the Hercules Loan Agreement and subject to certain operational covenants. Based on our current cash flow projections, excluding additional sources of external financing, we anticipate that we will not be able to maintain the minimum cash required to satisfy this covenant for at least the next 12 month period following the issuance of these consolidated financial statements. In such case, Hercules could accelerate the principal payments on our outstanding loans and we potentially would not have sufficient cash, cash equivalents and short-term marketable securities to settle such obligations. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations and may need to restructure our obligations in a court-supervised process or otherwise. See also the risk factor titled “Our term loan contains restrictions that limit our flexibility in operating our business” below.

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
We are a commercial-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, become commercially viable, or maintain commercial viability. Since inception, we have incurred significant operating losses. Our net losses were $37.5 million, $101.2 million, and $93.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, and $25.5 million for the six months ended June 30, 2025. We generated negative operating cash flows in each of these periods. As of June 30, 2025, we had an accumulated deficit of $540.8 million. To date, we have funded our operations to date primarily with proceeds from sales of common stock, warrants, and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt, and borrowings under loan and security agreements. We have one product approved for commercial sale, XOLREMDI, upon which we depend almost entirely on to produce revenue. XOLREMDI, which has been approved for WHIM syndrome in the U.S., faces an unknown market size and growth potential and we have not generated significant revenue from product sales to date, and we may never achieve profitability.

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
•our ability to hire additional clinical, regulatory and scientific personnel; and
•the extent of legal, accounting and other expenses that we incur to continue to operate as a public company.

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Other than our common stock purchase agreement with Lincoln Park, pursuant to which Lincoln Park is obligated, subject to our ability and intent to obtain shareholder approval to increase the maximum number of common shares that may be sold, to purchase up to a remaining $39.5 million in the aggregate of shares of our common stock, we do not have any committed external sources of funds and may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, acquiring or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on additional assets such as intellectual property. For example, our debt facility with Hercules contains a minimum cash financial covenant. If we default on such indebtedness, with Hercules or a future lender, we could be required to pledge additional assets, or the lenders could enforce remedies on the current collateral.

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns, in addition to substantial uncertainty regarding the Trump administration’s initiatives and staffing cuts and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. *
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.

Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review investigational new drug, or IND, submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. In 2025, the FDA has been subject to reductions in force and reorganization. A prolonged government shutdown or significant leadership, personnel and/or policy changes, or substantial modification in agency activities could significantly impact the ability of the FDA or other regulatory authorities to conduct their regular inspections, reviews, or other regulatory activities. Additionally, a prolonged shutdown could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business, including INDs placed on clinical holds or delayed new drug approvals. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our license agreement with Genzyme imposes upon us various diligence, payment and other obligations, including the obligation to pay Genzyme (i) future milestone payments in the aggregate amount of up to $10.0 million as of June 30, 2025, contingent upon our achievement of certain late-stage regulatory and sales milestones with respect to licensed products (ii) our obligation to pay Genzyme tiered royalties based on net sales of licensed products that we commercialize under the agreement; and (iii) our obligation to pay Genzyme a certain percentage of cash payments received by us or our affiliates in consideration for the grant of a sublicense under the license granted to us by Genzyme.
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

Significant political, trade, regulatory developments, economic downturns, inflation, increases in interest rates, natural disasters, public health crises, geopolitical events, such as the war in Ukraine and in Gaza and other circumstances beyond our control, could have a material adverse effect on our business, financial condition or results of operations.*
Significant political, trade, or regulatory developments, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, in early 2025, the United States imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Multiple recent executive actions have signaled the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:
•On May 12, 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of Health and Human Services (HHS) to identify and communicate most-favored-nation price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signals potential further action against manufacturers that fail to offer most-favored-nation pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. Notably, a similar rule promulgated during President Trump’s first term would have tied Medicare Part B reimbursement rates to the lowest price available for a drug in certain foreign countries. That rule was subject to litigation and ultimately rescinded by the Biden Administration in August 2021. In a related development, FDA Commissioner Makary announced in July 2025 that the agency is considering a new fast-track priority review voucher program for manufacturers that commit to pricing drugs in line with those in economically comparable countries. The implementation timeline and commercial implications of these proposals remain uncertain.

•On April 15, 2025, President Trump issued the executive order “Lowering Drug Prices by Once Again Putting Americans First,” which contains a broad set of directives aimed at reducing drug costs. Among other actions, the order directs HHS to revise guidance under the Inflation Reduction Act (IRA) to eliminate the so-called “pill penalty,” which currently subjects small molecule drugs to Medicare price negotiation four years earlier than biologics. The order also calls for a comprehensive evaluation of the role played by pharmacy benefit managers (PBMs) in drug pricing and market access.

Separately, prior to the enactment of the One Big Beautiful Bill Act of 2025 (OBBBA), orphan drugs were exempt from Medicare price negotiation only if they had received a single orphan designation and were approved solely for the corresponding rare disease or condition. The OBBBA amended this exemption to apply more broadly: now, any orphan-designated drug is exempt from price negotiation, regardless of the number of orphan designations it has received, provided the drug’s approved indications are exclusively for those rare diseases.

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
In February 2025, we the 2025 Restructuring to focus efforts on advancing mavorixafor to treat those with chronic neutropenia, while also optimizing its U.S. promotion of XOLREMDI. As part of the 2025 Restructuring, we implemented a net reduction of our employee headcount by 43 employees, or approximately 30% of our total workforce. The strategic restructuring activities include (i) discontinuing of research efforts, (ii) closing the Company’s facility in Vienna, Austria, (iii) pausing pre-clinical drug candidate programs, (iv) scaling the U.S. commercial field team and supporting roles across the Company and (v) streamlining other spending to support the ongoing clinical development of mavorixafor for the larger population of those with chronic neutropenia. The workforce reductions were substantially completed in the first quarter of 2025. As we pause our development and scale our commercialization plans and strategies back, we may lack adequate managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place, after the 2025 Restructuring, may not be adequate to support future operations.

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

We may be subject to adverse legislative or regulatory changes in tax laws that could negatively impact our financial condition.*
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many changes to tax laws have been made and changes are likely to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

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

Risks Related to Ownership of Our Common Stock

Although we are currently in compliance with the Nasdaq continued listing requirements, if we are unable to maintain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.*
On August 13, 2024, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we failed to meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1.00 per share.

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

On March 24, 2025, we filed a definitive proxy seeking shareholder approval to effect a reverse stock split of the outstanding shares of our common stock at any time by a ratio of not less than one-for-fifteen and not more than one-for thirty, with the specific ratio to be fixed within this range by the Board in its sole discretion without further stockholder approval (the “Proposal”). We held the special meeting of stockholders to vote on the Proposal on April 17, 2025 and such Proposal was approved by our stockholders. The Board approved a reverse stock split of 1-30, which was effective on April 28, 2025.

On May 12, 2025, we received written notification from Nasdaq that we have regained compliance with the minimum bid price requirement, and this matter is now closed.

However, there can be no assurance that we will be successful in maintaining the listing of our common stock on the Nasdaq Global Capital Market and that intended effects of the reverse stock split will occur and that we will be able to regain compliance with Nasdaq’s listing requirements. If we fail to meet the continued listing requirements of Nasdaq, we could face significant material adverse consequences, including: (1) a limited availability of market quotations for our securities; (2) reduced liquidity with respect to our securities; (3) a determination that our shares are a “penny stock” if they are not already determined to be a “penny stock” at the time of such failure to meet such requirements, which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; (4) a limited amount of news and analyst coverage for us; and (5) a decreased ability to issue additional securities or obtain additional financing in the future.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6.    EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of September 1, 2022.	8-K	3.1	09/01/2022	001-38295

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of X4 Pharmaceuticals, Inc.	8-K	3.1	04/24/2025	001-38295

3.3	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295

10.1	Purchase Agreement, dated June 23, 2025, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	10.1	6/23/2025	001-38295

10.2	Registration Rights Agreement, dated June 23, 2025, by and between the Company and Lincoln Park Capital Fund, LLC.	8-K	10.2	6/23/2025	001-38295

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

X4 PHARMACEUTICALS, INC.
Date: August 8, 2025	By:	/s/ Paula Ragan, Ph.D.
Paula Ragan, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Adam S. Mostafa
Adam S. Mostafa Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)