Form 10-Q
period 2025-09-30
X4 Pharmaceuticals, Inc
filed 2025-11-05
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, the registrant had 87,436,688 shares of common stock, $0.001 par value per share, outstanding.

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

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$69,632	$55,699
Accounts receivable	891	1,070
Marketable securities	52,562	46,361
Research and development incentive receivable	715	640
Inventory	4,080	2,817
Prepaid expenses and other current assets	4,925	5,588
Total current assets	132,805	112,175
Property and equipment, net	218	776
Goodwill	17,351	17,351
Intangible asset, net	9,438	10,000
Right-of-use assets	1,775	4,065
Other assets	1,968	2,080
Total assets	$163,555	$146,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,053	$8,621
Accrued expenses	16,661	23,005
Deferred revenue	592	—
Current portion of lease liability	1,200	1,251
Total current liabilities	23,506	32,877
Long-term debt, including accretion, net of discount	76,062	75,425
Lease liabilities	95	1,410
Warrant liability	959	13,755
Deferred revenue	789	—
Other liabilities	525	831
Total liabilities	101,936	124,298
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 25,146,411 and 5,698,231 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	25	6
Additional paid-in capital	632,341	537,620
Accumulated other comprehensive loss	(118)	(122)
Accumulated deficit	(570,629)	(515,355)
Total stockholders’ equity	61,619	22,149
Total liabilities and stockholders’ equity	$163,555	$146,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License and other revenue	$199	$—	$28,293	$—
Product revenue, net	1,566	560	4,252	1,123
Total revenue	1,765	560	32,545	1,123
Costs and operating expenses:
Cost of revenue	351	227	5,393	495
Research and development	17,337	19,173	54,202	59,941
Selling, general and administrative	11,586	15,660	36,134	46,373
Gain on sale of non-financial asset	—	—	—	(105,000)
Total operating expense	29,274	35,060	95,729	1,809
Loss from operations	(27,509)	(34,500)	(63,184)	(686)
Other (expense) income, net:
Interest income	901	1,871	2,591	4,502
Interest expense	(2,257)	(2,414)	(6,690)	(6,464)
Change in fair value of warrant liability	(676)	(1,864)	12,796	4,596
Other (expense) income, net	(304)	226	(746)	475
Total other (expense) income, net	(2,336)	(2,181)	7,951	3,109
(Loss) income before provision for income taxes	(29,845)	(36,681)	(55,233)	2,423
Provision for income taxes	(30)	15	41	52
Net (loss) income	$(29,815)	$(36,696)	$(55,274)	$2,371
Net (loss) income per share: basic	$(0.69)	$(5.48)	$(2.87)	$0.35
Weighted average shares outstanding: basic	43,272,773	6,695,509	19,242,848	6,681,134
Net (loss) income per share: diluted	$(0.69)	$(5.48)	$(2.87)	$0.35
Weighted average shares outstanding: diluted	43,272,773	6,695,509	19,242,848	6,687,041

Other comprehensive (loss) income, net of tax:
Net (loss) income	$(29,815)	$(36,696)	$(55,274)	$2,371
Change in net unrealized gains on marketable debt securities	20	45	4	5
Comprehensive (loss) income	$(29,795)	$(36,651)	$(55,270)	$2,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	5,698,231	$6	$537,620	$(122)	$(515,355)	$22,149
Vesting of restricted stock units	90,514	—	—			—
Stock-based compensation expense			519			519
Unrealized loss on marketable securities				(6)		(6)
Net income					282	282
Balance at March 31, 2025	5,788,745	$6	$538,139	$(128)	$(515,073)	$22,944
Proceeds from the sale of common stock, less discounts	2,140,729	2	5,982			5,984
Issuance of common stock under employee stock purchase plan	18,473	—	46			46
Vesting of restricted stock units	12,000	—	—			—
Stock-based compensation expense			748			748
Unrealized loss on marketable securities				(10)		(10)
Net loss					(25,741)	(25,741)
Balance at June 30, 2025	7,959,947	$8	$544,915	$(138)	$(540,814)	$3,971
Sale of common stock, net of issuance costs	14,504,156	15	86,666			86,681
Vesting of restricted stock units	112,692	—	—			—
Exercise of pre-funded warrants	2,569,616	2	—			2
Stock-based compensation expense			760			760
Unrealized gains on marketable securities				20		20
Net loss					(29,815)	(29,815)
Balance at September 30, 2025	25,146,411	$25	$632,341	$(118)	$(570,629)	$61,619

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	5,581,153	$6	$529,117	$(119)	$(477,905)	$51,099
Vesting of restricted stock units	16,773	—	—			—
Stock-based compensation expense			1,739			1,739
Unrealized loss on marketable securities				(36)		(36)
Net loss					(51,766)	(51,766)
Balance at March 31, 2024	5,597,926	$6	$530,856	$(155)	$(529,671)	$1,036
Issuance of common stock under employee stock purchase plan	7,835	—	158			158
Vesting of restricted stock units	777	—	—			—
Stock-based compensation			2,428			2,428
Unrealized loss on marketable securities				(4)		(4)
Net loss					90,833	90,833
Balance at June 30, 2024	5,606,538	$6	$533,442	$(159)	$(438,838)	$94,451
Vesting of restricted stock units	10,504		1			1
Stock-based compensation expense			1,820			1,820
Unrealized gains on marketable securities				45		45
Net loss					(36,696)	(36,696)
Balance at September 30, 2024	5,617,042	$6	$535,263	$(114)	$(475,534)	$59,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(55,274)	$2,371
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	2,027	5,987
Depreciation and amortization expense	1,054	523
Gain on sale of non-financial asset	—	(105,000)
Non-cash lease expense	2,290	1,179
Accretion of debt discount	658	655
Change in fair value of warrant liability	(12,796)	(4,596)
Other	44	(504)
Changes in operating assets and liabilities:
Accounts receivable	179	—
Inventory	(1,263)	(2,445)
Prepaid expenses, other current and non-current assets and research and development incentive receivable	862	1,197
Accounts payable	(3,621)	(364)
Accrued expenses and other long-term liabilities	(4,190)	3,832
Deferred revenue	1,381	—
Lease liabilities	(1,442)	(741)
Net cash used in operating activities	(70,091)	(97,906)
Cash flows from investing activities:
Acquisition of intangible asset	(3,000)	(7,000)
Proceeds from sale of non-financial asset	—	105,000
Purchase of marketable securities	(61,487)	(34,354)
Sales and maturities of marketable securities	55,792	12,250
Acquisition of property and equipment	—	(285)
Net cash (used in) provided by investing activities	(8,695)	75,611
Cash flows from financing activities:
Proceeds from issuance of shares of common stock under employee stock purchase plan	46	159
Proceed from borrowings under loan and security agreement	—	20,000
Proceeds from sale of shares of common stock, less issuance costs	92,490	—
Net cash provided by financing activities	92,536	20,159
Effect of exchange rate changes on cash, cash equivalents and restricted cash	210	88
Net increase (decrease) in cash, cash equivalents and restricted cash	13,960	(2,048)
Cash, cash equivalents and restricted cash at beginning of period	56,475	100,248
Cash, cash equivalents and restricted cash at end of period	$70,435	$98,200

Issuance costs not yet paid related to sale of shares of common stock and pre-funded warrants	$222	$—
Acquisition of intangible assets included in accrued expenses	$—	$3,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of Business and Summary of Significant Accounting Policies

X4 Pharmaceuticals Inc., together with its subsidiaries, also referred to in these financial statements as “we,” “us,” “our,” the “Company” and “X4,” is a biopharmaceutical company developing and commercializing novel therapeutics for the treatment of rare hematology diseases. We continue to progress our global, pivotal Phase 3 clinical trial, (the “4WARD” trial) to evaluate the efficacy, safety, and tolerability of oral, once-daily mavorixafor (with or without stable doses of G-CSF) in people with congenital, acquired primary autoimmune, or idiopathic chronic neutropenia who are experiencing recurrent and/or serious infections. The 52-week trial is a randomized, double-blind, placebo-controlled, multicenter study aiming to enroll up to 176 patients, with full enrollment expected in the third quarter of 2026. The FDA has granted Fast Track designation to mavorixafor for the treatment of chronic neutropenia. Chronic neutropenia is defined as periods lasting more than three months persistently or intermittently where there are abnormally low levels of neutrophils circulating in the blood, and may be idiopathic (of unknown origin), cyclic (episodes typically occurring every three weeks), or congenital (of genetic causation). Chronic neutropenia disorders are rare blood conditions similarly characterized by increased risks of infections and cancer due to abnormally low levels of neutrophils in the body. In all cases, the CXCL12/CXCR4 pathway is the key regulator of neutrophil release from the bone marrow. We have one commercially approved product, XOLREMDI ® (mavorixafor), which has received accelerated approval in the United States from the U.S. Food and Drug Administration (“FDA”) for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM (warts, hypogammaglobulinemia, infections, and myelokathexis) syndrome, to increase the number of circulating mature neutrophils and lymphocytes. WHIM syndrome is a rare combined primary immunodeficiency and chronic neutropenic disorder. In connection with the Company’s long term strategy to successfully complete the 4WARD Phase 3 trial in patients with moderate and severe chronic neutropenia, the Company is no longer prioritizing investment in the WHIM indication. The Company is headquartered in Boston, Massachusetts.

Basis of Presentation
On April 28, 2025 the Company effected a 1-for-30 reverse stock split of its common stock (the “Reverse Stock Split”). Unless otherwise noted, all references to common stock share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

The accompanying unaudited interim condensed consolidated financial statements as of and for the nine months ended September 30, 2025 and 2024, respectively have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024 included in its Annual Report on Form 10-K filed with the SEC on March 26, 2025.
The condensed consolidated balance sheet at December 31, 2024 that is presented in these interim condensed consolidated financial statements was derived from audited financial statements but does not include all disclosures required by GAAP.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including X4 Pharmaceuticals (Austria) GmbH, which is incorporated in Vienna, Austria, and X4 Therapeutics, Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the accrual of operational and financial license milestones, the accrual of reserves for variable consideration related to product revenue, and the impairment or lack of impairment of long-lived assets including operating lease right-of-use assets and goodwill. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

Liquidity
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Although the Company has an approved drug product, licensing and sales of the Company’s drug product over the next 12 months will not be sufficient to fund the Company’s operating expenses. Since inception, the Company has incurred significant operating losses and negative cash flows from operations, and the Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future. For the nine months ended September 30, 2025, the Company’s net loss was $55.3 million and net cash used in operating activities was $70.1 million. As of September 30, 2025, the Company had $122.2 million of cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $570.6 million.

On August 13, 2025, the Company closed a private placement of shares of its common stock and, in lieu of common stock to certain investors, prefunded warrants to purchase shares of its common stock, for net proceeds of approximately $81.0 million, after deducting placement agent fees and other estimated expenses. See Note 11 for further information on this transaction. Also, on October 27, 2025, the Company closed an underwritten offering of shares of its     common stock and, in lieu of common stock to certain investors, prefunded warrants to purchase shares of its common stock, for net proceeds of approximately $145.6 million, after deducting the Underwriters’ (as defined below) discounts and commissions and estimated offering expenses, which offering further extends the Company’s ability to fund its operations and financial obligations.

The Company must continue to comply with covenants under its Second Amended and Restated Loan and Security Agreement, as amended, (the “Hercules Loan Agreement”) with Hercules Capital Inc. (“Hercules”). Such covenants are described in Note 8 to these condensed consolidated financial statements. As of September 30, 2025, the Company was in compliance with all covenants under the Hercules Loan Agreement.

Based on its current operating plan, the Company believes (a) that its current cash, cash equivalents and short-term marketable will be sufficient to fund its operations for at least the next 12 months and (b) it will continue to comply with all covenants under the Hercules Loan Agreement through at least the 12-month period from the issuance date of these condensed consolidated financial statements.

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

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 26, 2025. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies other than as follows:

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition
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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cost of Revenue
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
Restricted Cash

(in thousands)	As of September 30, 2025	As of December 31, 2024
Letter of credit security: Vienna Austria lease	$224	$199
Letter of credit security: Boston lease	579	577
Total restricted cash	$803	$776
As of September 30, 2025, restricted cash related to the Vienna Austria lease is included in other current assets and restricted cash related to the Boston lease is included in other assets.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the sum to the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of September 30, 2025 and December 31, 2024:
 Cash, Cash Equivalents, Restricted Cash and Marketable Securities

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$69,632	$55,699
Restricted cash	803	776
Total cash, cash equivalents and restricted cash	$70,435	$56,475

The Company’s cash equivalents consisted of money market funds invested in U.S. Treasury securities. The money market funds were valued based on quoted prices in active markets for identical assets, which represents a Level 1 measurement. All marketable securities are classified as short-term investments as all are due within one year and include investments in U.S. Treasury notes, U.S. Treasury bills and federal government agency notes. The amortized cost of each investment, individually and in aggregate, approximated fair value. The Company evaluated each marketable security for impairment that is other-than-temporary and concluded that no marketable security was impaired as of September 30, 2025 and December 31, 2024.

	Fair Value Measurements as of September 30, 2025 Using:
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents—money market funds	$50,423	$—	$—	$50,423
Marketable securities— U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes	—	52,562	—	52,562
	$50,423	$52,562	$—	$102,985

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements as of December 31, 2024 Using:
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents—money market funds	$40,983	$—	$—	$40,983
Marketable securities—U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes	—	46,361	—	46,361
	$40,983	$46,361	$—	$87,344

All marketable securities are classified as short-term investments as all are due within one year and include investments in U.S. Treasury notes, U.S. Treasury bills and federal government agency notes. The amortized cost of each investment, individually and in aggregate, approximated fair value. The Company evaluated each marketable security for impairment that is other-than-temporary and concluded that no marketable security was impaired as of September 30, 2025 and December 31, 2024. The Company’s cash equivalents consisted of money market funds invested in U.S. Treasury securities. The money market funds were valued based on quoted prices in active markets for identical assets, which represents a Level 1 measurement.
The following table provides amortized cost, unrealized gains and losses and the carrying amount of available-for-sale debt marketable securities as of September 30, 2025:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$17,352	$1	$3	$17,350
Federal Government Agency securities	35,210	11	9	35,212
Total available-for-sale debt securities	$52,562	$12	$12	$52,562
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

Liabilities Measured at Fair Value
The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2025 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	959	959
	$—	$—	$969	$969

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements as of December 31, 2024 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	13,755	13,755
	$—	$—	$13,765	$13,765

The following table provides a roll-forward for the nine months ended September 30, 2025, of the aggregate fair values financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	Class C Warrant Liability	Total
Balance as of December 31, 2024	$10	$13,755	$13,765
Change in fair value	—	(12,796)	(12,796)
Balance as of September 30, 2025	$10	$959	$969

Valuation of Embedded Derivative Liability— The fair value of the embedded derivative liability recognized in connection with the Company’s Hercules Loan Agreement, which is associated with additional fees due to Hercules upon non-credit related events of default, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of this embedded derivative liability, which is reported within other non-current liabilities on the condensed consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third-party valuations, which were prepared based on a discounted cash flow model that considered the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 17%. As of September 30, 2025 and December 31, 2024, the fair value of this derivative liability was $10 thousand.

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
The Company calculated the fair value of the Class C Warrants using the Black-Scholes option pricing model, with the following inputs:

	September 30, 2025	December 31, 2024
Common stock price	$3.42	$21.90
Risk-free interest rate	3.6%	4.2%
Expected term (in years)	2.2	2.9
Expected volatility	136.4%	117.5%
Expected dividend yield	—%	—%

Net (Loss) Income Per Share
Basic net (loss) income per common share is calculated based on the net (loss) income attributable to common stockholders divided by the weighted average number of shares outstanding for the period. The calculation of diluted net (loss) income per common share excludes the potential conversion of securities, such as stock awards and warrants, using the treasury stock method, as their inclusion would have an anti-dilutive effect.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basic and diluted net (loss) income per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net (loss) income	$(29,815)	$(36,696)	$(55,274)	$2,371
Denominator:
Weighted average shares of common stock outstanding—basic	43,272,773	6,695,509	19,242,848	6,681,134
Net (loss) income per share— basic	$(0.69)	$(5.48)	$(2.87)	$0.35
Effective of dilutive securities
Time-based restricted stock units	—	—	—	3,698
Employee stock purchase plan	—	—	—	2,209
Dilutive potential common shares	—	—	—	5,907
Weighted average shares of common stock outstanding—diluted	43,272,773	6,695,509	19,242,848	6,687,041
Net (loss) income per share— diluted	$(0.69)	$(5.48)	$(2.87)	$0.35
Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2025 and 2024 includes the weighted average effect of pre-funded warrants for the purchase of shares of common stock, for which the remaining unfunded exercise price is less than or equal to $0.30 per share.

For the three and nine months ended September 30, 2025 and for the three months ended September 30, 2024, during which the Company recorded net loss, the Company’s potentially dilutive securities included outstanding stock options, employee stock purchase plan shares, unvested restricted stock units and warrants to purchase shares of common stock. These potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share, and thus they are considered “anti-dilutive.” Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for these periods.

For the nine months ended September 30, 2024, during which the Company recorded net income, the dilutive effect of outstanding stock options, restricted stock units, employee stock purchase plan shares and warrants were calculated using the treasury stock method, whereby all such awards were assumed to be exercised at the beginning of the period. The hypothetical proceeds from such exercises, including the average unrecognized stock compensation expense for outstanding stock options and restricted stock units, were assumed to be used to purchase outstanding common stock at the average price during the period. The net share impact of dilutive securities was added to the weighted average basic common shares outstanding to calculate weighted average diluted shares outstanding.

The Company excluded the following potential shares of common stock from the computation of diluted net (loss) income per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Options to purchase shares of common stock	12,988	386	12,988	386
Unvested restricted stock units	99	271	99	266
Warrants to purchase shares of common stock (excluding prefunded warrants, which are included in basic shares outstanding)	2,546	2,546	2,546	2,546
	15,633	3,203	15,633	3,198

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

2.     Strategic Restructurings

In the first quarter of 2025, we implemented a strategic restructuring of our business operations, workforce and capital spending to focus efforts on advancing mavorixafor to treat patients with chronic neutropenia. As part of this restructuring, we (i) implemented a net reduction of our employee headcount by 43 employees, or approximately 30% of our total workforce as of February 2025, including our U.S. commercial field team, (ii) commenced the closure of our research and development facility in Vienna, Austria, (iii) paused our pre-clinical drug candidate programs and (iv) streamlined other spending to support the ongoing clinical development of mavorixafor for the larger population of patients with chronic neutropenia. We incurred charges of approximately $2.3 million for severance and other employee termination-related costs related to this strategic restructuring, of which $0.7 million is included in research and development and $1.6 million is included in selling, general and administrative expense on the accompanying condensed consolidated income statements for the nine months ended September 30, 2025.

On September 17, 2025, we announced an additional strategic restructuring designed to sharpen operational focus and align resources with the Company’s long‑term strategy to successfully complete the 4WARD Phase 3 trial in patients with moderate and severe chronic neutropenia. As part of this initiative, we have further reduced our workforce by an additional approximately 50%. This workforce reduction was substantially completed in the third quarter of 2025. As part of this strategic restructuring, we incurred expenses of approximately $4.9 million for severance and other employee termination-related costs, of which $1.5 million is included in research and development and $3.4 million is included in selling, general and administrative expense on the accompanying condensed consolidated income statements for the three and nine months ended September 30, 2025.

Approximately $3.7 million of accrued severance and other employee termination-related costs are included in accrued expenses on the condensed consolidated balance sheet as of September 30, 2025. These remaining severance obligation payments are expected to be substantially completed in the fourth quarter of 2025.

The following table summarizes the Company’s liability recognized in connection with these headcount reductions:

(in thousands)
Balance as of January 1, 2025	$522
Severance and other employee-related expenses	7,203
Cash payments	(4,019)
Balance as of September 30, 2025	$3,706

3.    License Agreements

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Subject to customary rights of each party to earlier terminate the Norgine Agreement, the term of the Norgine Agreement continues, on a country-by-country basis, until the later of: (i) the tenth (10th) anniversary of the first commercial sale of mavorixafor, (ii) expiration of regulatory market exclusivity of mavorixafor or (iii) expiration of the last-to-expire licensed patent in such country. The term of the Norgine Agreement shall be automatically renewed for additional three-year terms unless either party provides the other party written notice of its intent not to renew the Norgine Agreement at least one year prior to the applicable termination date of the Norgine Agreement. In the event of automatic renewal, the royalty payment rate drops to a single digit royalty.

4.    Revenue

Product Revenue, Net
During the three and nine months ended September 30, 2025, the Company recorded net revenue $1.6 million and $4.3 million, respectively, for the sale of the Company’s drug product in the U.S. Net product revenue was $0.6 million and $1.1 million and for the three and nine months ended September 30, 2024 following the commercial launch of the Company’s product during the second quarter of 2024.

The following table summarizes the balances and activity in each of the product reserve accounts for the nine months ended September 30, 2025.

(in thousands)	Rebates and Discounts	Co-Pay Assistance	Product Returns	Total
Beginning balance at December 31, 2024	$99	$29	$11	$139
Provision related to revenue associated with sales processed in the nine month period ended September 30, 2025	413	69	38	520
Adjustments related to revenue associated with sales processed in prior periods	(16)	—	(41)	(57)
Credits and payments made during the period	(169)	(100)	—	(269)
Balance as of September 30, 2025	$327	$(2)	$8	$333

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The provision for contractual discounts provided to the Company’s customer is recorded as a reduction of accounts receivable. The provisions for co-pay assistance payments, contractual rebates and product returns are classified within accrued expenses.

The following table provides a rollforward of accounts receivable for the nine months ended September 30, 2025.

(in thousands)	Accounts Receivable
Beginning balance at December 31, 2024	$1,070
Increase in accounts receivable for drug product sales	4,581
Decrease in accounts receivable for cash collections	(4,760)
Balance as of September 30, 2025	$891

License and Other
During the first quarter of 2025, the Company entered into the Norgine Agreement. The Company analyzed the activities required under the Norgine Agreement and concluded that the arrangement was indicative of a vendor-customer relationship and would be accounted for under ASC 606. During the nine months ended September 30, 2025, the Company received a one-time, non-refundable, up-front payment of €28.5 million and a regulatory milestone payment of €0.5 million, which are included the transaction price. All other future regulatory-based milestone payments, which represent variable consideration, have been fully constrained as these are not yet considered probable. The Company has also excluded from the transaction price future royalty payments that are based on units sold by Norgine and future cumulative revenue-based milestone payments under the applicable practical expedient.

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

The Company allocated the transaction price of $29.7 million among these three performance obligations based on the Company’s best estimate of stand-alone selling price for each distinct performance obligation. The Company developed the estimated standalone selling price, at inception, for each of the three performance obligations with the objective of determining the price at which the Company would sell such an item if it were to be sold regularly on a standalone basis. The Company developed the estimated standalone selling price for the license primarily based on the probability-weighted present value of expected future cash flows. In developing such estimates, the Company applied judgment in determining the forecasted revenues, taking into consideration the applicable market conditions and relevant entity-specific factors, the probability of success, the time needed to develop XOLREMDI and the discount rate. The Company developed the estimated standalone selling price for the research and development services based on the amount a third party would pay for these services, which contemplates the level of efforts necessary to perform these services and the costs for full-time equivalent employees and expected resources to be committed plus a reasonable margin.

During the nine months ended September 30, 2025, the Company recognized $27.6 million for the delivery of the license and $0.7 million for research and development services. The license performance obligation was satisfied at a point in time upon transfer of the license to Norgine. Control of the license was transferred on the effective date of the Norgine Agreement as Norgine could begin to use and benefit from the license. For the research and development performance obligations, the Company recognizes revenue over time using an input method based on cost incurred during the period relative to the total estimated cost of the obligation. This method, in management’s judgment, is the best measure of progress towards satisfying the performance obligation as the transfer of control occurs as services are performed. The amounts received that have not yet been

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recognized as revenue are recorded as deferred revenue on the condensed consolidated balance sheet and will be recognized over the remaining period as the performance obligation is satisfied.

The following table summarizes the allocation of transaction price to the three performance obligations in the Norgine Agreement based on the weighting of estimated stand-alone selling price for these performance obligations at the inception of the agreement.

	Allocation of Transaction Price	Revenue Recognized
(in thousands)		Nine Months Ended September 30,
Performance Obligation:		2025	2024
License	$27,639	$27,639	$—
Research and development services: WHIM	312	25	—
Research and development services: CN	1,724	629	—
Total	$29,675	$28,293	$—

As of September 30, 2025, deferred revenue related to the Norgine Agreement was $1.4 million, of which $0.6 million was current.

5.    Inventory

Inventory consists of the following:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$1,397	1,529
Work in process	2,111	608
Finished goods	572	680
Total inventory	$4,080	$2,817

6.    Intangible Assets, Net

As of September 30, 2025, the Company’s net definite-lived intangible asset, which resulted from the capitalization of certain milestone payments made or accrued related to its license agreement for the intellectual property contained in its drug product, included a gross intangible asset of $10.5 million, less accumulated amortization of $1.1 million for a net intangible asset of $9.4 million. The Company amortizes the intangible asset to cost of revenue over the remaining life of the underlying patent protecting the intellectual property through 2038.

As of September 30, 2025, amortization expense for the next five years and beyond is summarized as follows (in thousands):

Year	Amortization expense
2025 (remainder of year)	$188
2026	750
2027	750
2028	750
2029	750
Thereafter	6,250
Total	$9,438

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company began amortizing its finite-lived intangible assets in April 2024 over a 14-year period based on the expected patent exclusivity period for XOLREMDI. Amortization expense totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.3 million for the comparable prior year periods. Amortization expense is recorded as a component of cost of revenue on the condensed consolidated statements of operations and comprehensive (loss) income.

7.    Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accrued employee compensation and benefits	$8,344	13,053
Accrued external research and development expenses	5,923	3,727
Accrued royalty and milestone payments	100	3,092
Accrued professional fees	908	1,825
Accrued deferred financing fees	222	—
Other	1,164	1,308
	$16,661	$23,005

8.    Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Principal amount of long-term debt	$75,000	$75,000
Debt discount, net of accretion	(475)	(650)
Cumulative accrual of end of term payments	1,537	1,075
Long-term debt	$76,062	$75,425
Hercules Loan Agreement
The Company is party to the Hercules Loan Agreement, which provides for an aggregate term loan facility of up to $107.5 million, under which the Company has borrowed an aggregate of $75.0 million of term loans, representing the maximum borrowings allowable as of September 30, 2025. Additional borrowings are available subject to approval of the Lender (as defined in the Hercules Loan Agreement) in its sole discretion.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total interest expense	$2,256	$2,414	$6,687	$6,463
Non-cash interest expense	$221	$194	$637	$655
The annual effective interest rate on the Hercules Loan Agreement as of September 30, 2025 was 11.4%. There were no principal payments due or paid under the Hercules Loan Agreement during the three and nine months ended September 30, 2025 and 2024.
As of September 30, 2025, future principal and accrued end-of-term payments of $76.5 million under the Hercules Loan Agreement are due on July 1, 2027.

(in thousands),
Year Ending December 31,	Total
2025	—
2026	—
2027	76,537
Long-term debt, including end-of-term payments	$76,537

9.    Leases
The Company has lease agreements for its facilities in Boston, Massachusetts, which is the Company’s principal executive offices, and in Vienna, Austria, which was previously the Company’s research and development center. There are no restrictions or financial covenants associated with any of the lease agreements.
Vienna Austria Lease Update
The Company has an operating lease for approximately 1,200 square meters of laboratory and office space in Vienna, Austria (“Vienna Lease”), that commenced in February 2021 for a term of seven years. On February 6, 2025, the Company announced a plan to vacate the lease and close operations. As of September 30, 2025, the Company has abandoned the Vienna Lease and has entered into an agreement with the landlord to terminate the lease effective November 30, 2025. Accordingly, the Company has accelerated the amortization of the right of use asset to zero and adjusted the remaining lease obligation to reflect the Company’s remaining lease obligation as of September 30, 2025.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2025	2024	2025	2024
Fixed operating lease cost	$142	$495	$1,714	$1,473
Total lease expense	$142	$495	$1,714	$1,473
Other information
Operating cash outflows from operating leases	$363	345	$1,065	$1,032
Weighted-average remaining lease term—operating leases	1.1	2.5	1.1	2.5
Weighted-average discount rate—operating leases	11.5%	11.5%	11.5%	11.5%

Maturities of lease liabilities due under lease agreements that have commenced as of September 30, 2025 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2025 (remainder of the year)	$333
2026	1,053
Total lease payments	1,386
Less: interest	(91)
Total operating lease liabilities as of September 30, 2025	$1,295

10.    Commitments and Contingencies

The Company has agreements with contract research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials and for the commercial supply of XOLREMDI. The Company’s agreement with the CMO who produces batches of drug substance for use in the Company’s clinical and commercial drug supply contains cancellation provisions that would require the Company to pay up to the full contract value upon cancellation. As of September 30, 2025, the Company has approximately $0.6 million of such commitments in place subject to cancellation provisions.

License Agreements
See Note 5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025 for a description of licensing agreements, which commit the Company to contingent milestone and royalty fees based on future operational events.

Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 or December 31, 2024.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

11.    Equity Transactions

Reverse Stock Split
On April 17, 2025, the Company’s stockholders approved an amendment to its Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”) to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares, by a ratio of not less than one-for-fifteen and not more than one-for-thirty, with the exact ratio to be set within this range by the Board of Directors in its sole discretion. On April 17, 2025, the Board of Directors approved the Reverse Stock Split. On April 24, 2025, the Company filed an amendment to its Certificate of Incorporation to effectuate the Reverse Stock Split effective as of 12:01 a.m. Eastern Time on April 28, 2025. As a result of the Reverse Stock Split, every 30 shares of the Company’s common stock issued or outstanding were automatically reclassified into one validly issued, fully-paid and non-assessable new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Proportional adjustments were made to the number of shares of common stock awarded and available for issuance under the Company’s equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding stock options and other equity securities under the Company’s equity incentive plans. All outstanding warrants were also adjusted in accordance with their terms, which resulted, among other changes to the warrant terms, in proportionate adjustments being made to the number of shares issuable upon exercise of such warrants and to the exercise and redemption prices of such warrants. The shares of common stock outstanding following the Reverse Stock Split remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock.

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

ATM Sales Agreement
We are party to a Controlled Equity OfferingSM Sales Agreement (“ATM”), dated as of August 7, 2020, pursuant to which we may offer and sell shares of our common stock through one or more investment banks. To date and for the nine months ended September 30, 2025, we have sold $23.6 million and $9.0 million, respectively, of our common stock, net of offering costs, under the ATM. Pursuant to our Registration Statement on Form S-3 that became effective on August 24, 2023 and the related ATM prospectus contained therein, we may offer and sell shares of our common stock having an aggregate offering price of up to an additional $66.0 million.

Purchase Agreement
In June 2025, we entered into a common stock purchase agreement (“Purchase Agreement”) with Lincoln Park Capital Fund LLC pursuant to which Lincoln Park committed to purchase, at our request from time to time over a 24-month period, shares of our common stock having an aggregate offering price of up to $40.0 million, subject to certain limitations including a common share cap that will require shareholder approval to exceed (the “Purchase Shares”). In consideration for entering into the Purchase Agreement, the Company issued 137,099 shares of common stock (the “Commitment Shares”) to Lincoln Park as a commitment fee. The fair value of the Commitment Shares, which was consideration given to Lincoln Park in exchange for entering into the agreement and was not significant, was measured on the issuance date as determined based on the closing price of the Company’s common stock. Through September 30, 2025, the Company sold 1,297,936 common shares to Lincoln Park for aggregate proceeds of $2.2 million. The issuance of the Purchase Shares and Commitment Shares were registered pursuant to the Company’s effective shelf registration statement on Form S-3 (the “Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed on June 23, 2025. During the third quarter of 2025, the Company terminated the Purchase Agreement.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Q3 2025 Private Placement
On August 11, 2025 and August 12, 2025, the Company entered into securities purchase agreements pursuant to which it agreed to issue and sell to several institutional and accredited investors (the “Investors”), in a private placement (the “Q3 2025 Private Placement”), 11,040,776 shares of common stock at a price of $1.42 per share and pre-funded warrants to purchase 48,852,772 shares of common stock at a purchase price of $1.419 per pre-funded warrant (representing the price of $1.42 per share minus the $0.001 per share exercise price of each such prefunded warrant). The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. The Q3 2025 Private Placement closed on August 13, 2025. The net proceeds of $81.0 million, after deducting placement agent fees and offering expenses paid by the Company, received for the shares of common stock and the pre-funded warrants was recorded as permanent equity as the Company concluded that the shares of common stock and pre-funded warrants met the criteria for permanent equity classification.

Also, on August 11, 2025 and August 12, 2025, the Company entered into registration rights agreements with the Investors, pursuant to which the Company agreed to register for resale the common shares issued in the Q3 2025 Private Placement and the issuance of the shares of common stock underlying the pre-funded warrants held by the Investors. Such registration statement was filed on September 10, 2025 and was declared effective by the SEC on September 17, 2025. The Company has agreed to use commercially reasonable efforts to keep such registration statement effective until the date the shares of common stock sold in the Q3 2025 Private Placement and the shares of common stock underlying the pre-funded warrants covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction.

12.    Stock-Based Compensation

As of September 30, 2025, there is an aggregate of approximately 0.2 million shares of common stock available for issuance under the Company’s equity incentive plans, including 0.1 million shares of common stock remain available for issuance under the Amended and Restated 2017 Employee Stock Purchase Plan.

Stock Option Valuation
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.9%	3.8%	3.9%	4.1%
Expected term (in years)	5.8	6.1	5.8	6.1
Expected volatility	108.9%	101.4%	108.9%	97.6%
Expected dividend yield	0%	0%	0%	0%
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	394,493	$57.09	8.6	$269
Granted	12,792,811	1.63
Forfeited and expired	(199,059)	32.73		$—
Outstanding as of September 30, 2025	12,988,245	$2.84	9.8	$—
Exercisable as of September 30, 2025	140,512	$99.19	6.9	$—
Vested and expected to vest as of September 30, 2025	9,576,307	$3.24	9.8	$16,880

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock to the extent the stock option had a lower exercise price. There were no options exercised in 2025 and 2024. The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2025 and 2024 was $1.35 and $23.40, respectively.

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2025:

Number of Shares
Unvested as of December 31, 2024	198,995
Granted	278,209
Vested	(224,616)
Forfeited	(153,356)
Unvested as of September 30, 2025	99,232
During the nine months ended September 30, 2025, the Company granted 0.3 million time-based restricted stock units to employees at the grant date fair value of $12.65 per share. These awards vest as the employee provides services to the Company over a three-year vesting period. Also during the nine months ended September 30, 2025, 0.1 million outstanding performance-based restricted stock units (“PRSUs”) vested based on the achievement of an operational milestone. The Company considers the achievement of the remaining operational milestone related to outstanding PRSUs to be probable. Stock-based compensation expense has been recognized for these awards using the accelerated attribution model based on the fair value of the awards as of the date of grant and management’s best estimate of the date the probable operational milestone will be achieved. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited.

Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive(loss) income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development expense	$179	$1,143	$778	$3,108
Selling, general and administrative expense	581	677	1,249	2,879
Total stock-based compensation	$760	$1,820	$2,027	$5,987

Stock Appreciation Rights
The following table summarizes the Company’s stock appreciation right (“SARs”) balances and activity as of September 30, 2025. The weighted average target (exercise) price of the SARs is $45.71. During the third quarter of 2025, all participants to whom SARs were granted were terminated and the vesting of certain unvested SARs was accelerated. The vested SARs of 313,856 as of September 30, 2025 are exercisable for 90 days from the termination date and will forfeit if not exercised.

Number of Shares
Outstanding as of December 31, 2024	347,068
Forfeited	(22,099)
Outstanding as of September 30, 2025	324,969
Vested as of September 30, 2025	313,856

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    Segment Information

We have defined our Chief Operating Decision Maker (“CODM”) as our Executive Chairman. The CODM manages the Company’s operations as a single operating segment, which comprises its single reportable segment, for the purposes of assessing performance and making operating decisions. The Company’s focus is on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. The Company’s research, development and commercialization efforts are focused on its lead molecule, mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI. The CODM uses the Company’s condensed consolidated net (loss) income to monitor actual results as compared to forecast in assessing segment performance and allocation of resources.

We derive our revenue from the sale of XOLREMDI in the U.S. and from licensed rights to mavorixafor for other non-U.S. territories. We recognized $1.6 million and $4.3 million of revenue from our U.S. customer and $0.2 million and $28.3 million of revenue from our customer in the United Kingdom for the three and nine months ended September 30, 2025, respectively. The Company recognized $0.6 million and $1.1 million of revenue from its U.S. customer for the three and nine months ended September 30, 2024, respectively, and no non-U.S. revenue for the three and nine months ended September 30, 2024.

The measure of profit for the segment is net (loss) income and consisted of the following for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue from external customers	$1,765	$560	$32,545	$1,123
Compensation expense, excluding stock-based compensation, SARs compensation expense and severance expense	6,932	11,717	28,405	33,941
Direct research and development program expenses (X4P-001, mavorixafor)	10,314	9,665	28,139	31,073
Gain on sale of non-financial assets	—	—	—	(105,000)
Other segment items (a)	14,334	15,874	31,275	38,738
Net (loss) income (measure of segment profit)	$(29,815)	$(36,696)	$(55,274)	$2,371
(a) Other segment items primarily include cost of revenue, non-compensation departmental costs within sales, general and administrative departments, certain unallocated external costs within research and development, stock-based compensation expense, SARs compensation expense, severance expense, other income (expense), and provision for income taxes.

The CODM only receives and reviews information regarding segment assets at the consolidated level. Certain other entity-wide disclosures are included elsewhere in these condensed consolidated financials statements. As of September 30, 2025, the Company’s single operating segment had long-lived assets, including property and equipment and right-of-use assets, of $2.0 million, which were located in the U.S. As of December 31, 2024, the operating segment’s long-lived assets were $4.8 million, of which $3.2 million and $1.6 million were located in the U.S. and Austria, respectively.

14.    Subsequent Events

On October 23, 2025, the Company entered into an underwriting agreement with Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Guggenheim Securities, LLC, as the representatives of the underwriters named therein (the “Underwriters”), to issue and sell 45,860,000 shares of the Company’s common stock at a public offering price of $2.90 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase 700,000 shares of the Company’s common stock (the “Pre-Funded Warrants”) at a public offering price of $2.899 per share, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each Pre-Funded Warrant (the “Offering”). In addition, the Company granted the Underwriters an option for a period of 30 days to purchase up to an additional 6,984,000 shares of its common stock at the public offering price, less the underwriting discounts and commissions, which the Underwriters exercised in full on October 24, 2025. The Offering closed on October 27, 2025.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Pre-Funded Warrants will be exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, as applicable, of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage to a percentage not in excess of 19.99% by providing prior notice to the Company, provided that any increase will not be effective until the 61st day after such notice is delivered to the Company.

The net proceeds from the Offering, including proceeds from the exercise in full of the Underwriters’ option to purchase additional shares, were approximately $145.6 million, after deducting the Underwriters’ discounts and commissions and estimated offering expenses.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes in “Item 1. Financial Statements.” References in this report to “X4,” the “Company,” “we,” “our” and “us” are references to X4 Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or to our future operations or financial performance. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions, or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this report, regarding, among other things:

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
•the timing of enrollment in, and our ability to successfully enroll, our clinical trials, including our Phase 3 4WARD clinical trial;
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

•our ability to execute and realize benefits from the strategic restructurings announced in February 2025 and September 2025, or any similar actions taken in the future;
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

OVERVIEW
We are a biopharmaceutical company developing, and commercializing novel therapeutics for the treatment of rare hematology diseases. We continue to progress our global, pivotal Phase 3 clinical trial, (the “4WARD” trial) to evaluate the efficacy, safety, and tolerability of oral, once-daily mavorixafor (with or without stable doses of G-CSF) in people with congenital, acquired primary autoimmune, or idiopathic chronic neutropenia who are experiencing recurrent and/or serious infections. The 52-week trial is a randomized, double-blind, placebo-controlled, multicenter study aiming to enroll up to 176 patients, with full enrollment expected in Q3 2026. The FDA has granted Fast Track designation to mavorixafor for the treatment of chronic neutropenia. Chronic neutropenia is defined as periods lasting more than three months persistently or intermittently where there are abnormally low levels of neutrophils circulating in the blood, and may be idiopathic (of unknown origin), cyclic (episodes typically occurring every three weeks), or congenital (of genetic causation). Chronic neutropenia disorders are rare blood conditions similarly characterized by increased risks of infections and cancer due to abnormally low levels of neutrophils in the body. In all cases, the CXCL12/CXCR4 pathway is the key regulator of neutrophil release from the bone marrow.

We have one commercially approved product, XOLREMDI ® (mavorixafor), which has received accelerated approval in the United States from the U.S. Food and Drug Administration (“FDA”) for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM (warts, hypogammaglobulinemia, infections, and myelokathexis) syndrome, to increase the number of circulating mature neutrophils and lymphocytes. WHIM syndrome is a rare combined primary immunodeficiency and chronic neutropenic disorder. In connection with the our long term strategy to successfully complete the 4WARD Phase 3 trial in patients with moderate and severe chronic neutropenia, we are no longer prioritizing investment in the WHIM indication.

Private Placement Financing and Management Changes
During the third quarter of 2025, we sold shares of common stock and pre-funded warrants to purchase common stock in a private placement that resulted in net proceeds of approximately $81.0 million, after deducting placement agent fees and other expenses. Pursuant to registration rights agreements, we registered the shares of common stock issued and issuable under pre-funded warrants under a registration statement on Form S-3 that was declared effective by the SEC on September 17, 2025.

Concurrent with the financing and effective August 12, 2025, our former President and Chief Executive Officer Paula Ragan, PhD, and Chief Financial Officer Adam Mostafa stepped down from their respective roles. Dr. Ragan also resigned from the Company’s Board of Directors (the “Board”), and Michael Wyzga transitioned from Board Chair to Lead Independent Director. In their place, the Board appointed Adam R. Craig, M.D., Ph.D, as Executive Chair and Board Chair; John Volpone as President, and David Kirske as Chief Financial Officer.

Q4 2025 Equity Financing
In October 2025, we closed an underwritten public offering of our common stock and, in lieu of common stock to certain investors, pre-funded warrants, raising proceeds of $145.6 million, net of underwriting discounts and estimated offering expenses.

Strategic Restructurings
In the first quarter of 2025, we implemented a strategic restructuring of our business operations, workforce and capital spending to focus efforts on advancing mavorixafor to treat those with chronic neutropenia. As part of this restructuring, we (i) implemented a net reduction of our employee headcount by 43 employees, or approximately 30% of our total workforce, including our U.S. commercial field team, (ii) commenced the closure of our research and development facility in Vienna, Austria, (iii) paused our pre-clinical drug candidate programs and (iv) streamlined other spending to support the ongoing clinical development of mavorixafor for the larger population of those with chronic neutropenia. We incurred charges of approximately $2.5 million for severance and other employee termination-related costs related to this strategic restructuring. We believe that this strategic restructuring will decrease our annual spending by $30 million to $35 million per year.

In September 2025, we announced an additional strategic restructuring designed to further sharpen operational focus and align resources with our long‑term strategy to successfully complete the 4WARD Phase 3 trial in patients with moderate and severe chronic neutropenia. As part of this initiative, we further reduced our workforce by approximately 50%, a step anticipated to result in additional annualized cost savings of approximately $13 million. We incurred expenses of approximately $4.9 million during the third quarter for severance and other employee termination-related costs related to this strategic restructuring. This workforce reduction was substantially completed in the third quarter of 2025.

The estimate of costs that we expect to incur related to these workforce reduction as well as the decrease in spending, and the timing thereof are subject to a number of assumptions and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the actions described above.

Regulatory Update and Out-License Agreements
In early 2025, we submitted a Marketing Authorization Application (“MAA”) to the EMA seeking regulatory approval to commercialize mavorixafor for WHIM syndrome in the European Union. Such MAA was validated for processing by the EMA in January 2025. On January 13, 2025, we announced a License and Supply Agreement (the “Norgine Agreement”) with Norgine Pharma UK (“Norgine”), pursuant to which Norgine was granted an exclusive license to distribute, market and sell our drug product for all indications in the European Economic Area, Switzerland, the United Kingdom, Australia, and New Zealand.
RESULTS OF OPERATIONS
The following table summarizes the results of our operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change

Revenue	$1.8	$0.6	$1.2	$32.5	$1.1	$31.4
Cost and operating expenses:
Cost of revenue	0.4	0.2	0.2	5.4	0.5	4.9
Research and development	17.3	19.2	(1.9)	54.2	59.9	(5.7)
Selling, general and administrative	11.6	15.7	(4.1)	36.1	46.4	(10.3)
Gain on sale of non-financial asset	—	—	—	—	(105.0)	105.0
Total operating expenses	29.3	35.1	(5.8)	95.7	1.8	93.9
Loss from operations	(27.5)	(34.5)	7.0	(63.2)	(0.7)	(62.5)
Total other (expense) income, net	(2.3)	(2.2)	(0.1)	8.0	3.1	4.9
(Loss) income before income taxes	(29.8)	(36.7)	6.9	(55.2)	2.4	(57.6)
Provision for income taxes	—	—	—	(0.1)	—	(0.1)
Net (loss) income	$(29.8)	$(36.7)	$6.9	$(55.3)	$2.4	$(57.7)

Revenue
License and Other
During the nine months ended September 30, 2025, we granted an exclusive license to Norgine to distribute, market and sell our product for all indications in the European Economic Area, Switzerland, the United Kingdom, Australia and New Zealand following regulatory approval. For the nine months ended September, 2025, we recognized $27.6 million for the delivery of the license and $0.7 million for the provision of research and development services. We had no license or other revenue during the three or nine months ended September 30, 2024.

Product Revenue, Net
We began recognizing product sales in June 2024 following FDA approval of XOLREMDI on April 29, 2024 and its subsequent commercial launch in the United States. Net product sales were as follows for the nine months ended September 30, 2025 and for each of the quarterly periods therein and the comparative quarter in the prior year.

(in thousands)	2025	2024
First quarter	$942	$—
Second quarter	1,744	563
Third quarter	1,566	560
Nine months ended September 30,	$4,252	$1,123

Co-pay assistance payments and rebates to U.S. government payors have comprised the majority of our gross-to-net revenue adjustments. Gross-to-net adjustments have been approximately 10% in 2025 year to date.

Operating Cost and Expenses:

Cost of Revenue
Cost of revenue primarily consists of amortization of an intangible asset related to accrued and paid milestone payments associated with our Genzyme license agreement, and sales and sublicense-based royalty payments due under our Genzyme license agreement. Cost of revenue increased $4.9 million in the nine months ended September 30, 2025, as compared to the same period in the prior year, primarily due to additional royalties in the current nine period associated with sublicense income from our Norgine Agreement.

Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates, including employee salaries and related expenses, clinical development expenses, internal and third-party costs of manufacturing our drug products for use in our clinical trials. Research and development expenses also include costs related to compliance with regulatory requirements; and prior to the FDA’s approval of our drug product in the U.S. in the second quarter of 2024, payments made under third-party licensing agreements were charged to research and development expense.

Following our strategic restructuring announced during the first quarter of 2025, substantially all of our research and development has been focused on our one product candidate, mavorixafor (X4P-001). The following table shows external costs incurred by product candidate (primarily external CRO costs) and unallocated research and development costs, primarily consisting of employee salaries and related expense for our research and development organization.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
(in millions)
Direct research and development expenses by product candidate:
Mavorixafor (X4P-001)	$10.3	$9.7	$0.6	$28.2	$31.1	$(2.9)
X4P-002	—	—	—	—	0.2	(0.2)
X4P-003	—	—	—	—	0.1	(0.1)
Unallocated expense	7.0	9.5	(2.5)	26.0	28.5	(2.5)
Total research and development expenses	$17.3	$19.2	$(1.9)	$54.2	$59.9	$(5.7)

Research and development expenses decreased by $1.9 million and $5.7 million in the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year primarily due to decreases in spending associated with our 2025 strategic restructurings, including lower spending on non-clinical programs, lower consulting fees, lower drug substance manufacturing costs, and lower regulatory costs. For the three and nine months ended September 30, 2025, unallocated expense includes $1.5 million and $2.2 million, respectively, in severance charges for terminated employees.

Decreases in research and development expenses in the current three month period were partially offset by higher clinical costs associated with our 4WARD trial.

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

Selling, general and administrative expenses decreased by approximately $4.1 million and $10.3 million in the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. Selling, general and administrative expenses include $3.4 million and $5.0 million in severance charges for terminated employees in the three and nine month periods ended September 30, 2025, respectively. Decreases to selling, general and administrative expense in each period were primarily due to a decreases in compensation expense due to lower head count in our general and administrative functions, a significant decrease in sales and marketing expenses in the current three and nine month periods as compared to the prior year, during which we incurred commercialization sales and marketing launch costs related to our drug product. These decreases in selling, general and administrative expenses were partially offset by higher severance costs associated with our 2025 strategic restructurings and higher legal costs in the current three and nine month periods.

Other (Expense) Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	change	2025	2024	change
(in millions)
Interest income	$0.9	$1.9	$(1.0)	$2.6	$4.5	$(1.9)
Interest expense	(2.3)	(2.4)	0.1	(6.7)	(6.5)	(0.2)
Change in fair value of Class C warrant liability	(0.7)	(1.9)	1.2	12.8	4.6	8.2
Other (expense) income, net	(0.2)	0.2	(0.4)	(0.7)	0.5	(1.2)
Total other (expense) income, net	$(2.3)	$(2.2)	$(0.1)	$8.0	$3.1	$4.9

Other expense, net, increased approximately $0.1 million in the three months ended September 30, 2025 as compared to the same period in the prior year primarily due to lower interest income earned on our marketable securities, partially offset by lower losses in the current period on fair value adjustments related to our Class C warrants. Other expense, net, decreased $4.9 million in the nine months ended September 30, 2025 as compared to the same period in the prior year primarily due to higher gains on fair value adjustments related to our Class C warrants in the current period, partially offset by lower interest income on our marketable security investment portfolio.
Provision for Income Taxes
Income tax provisions recorded for the three and nine months ended September 30, 2025 and 2024 were not significant and were primarily related to our Austrian subsidiary. We will continue to maintain a full valuation allowance against net deferred tax assets, including net operating loss carryforwards, until we are able to consistently generate sufficient taxable income to realize the benefit of our net deferred tax assets.

Liquidity and Capital Resources
Sources of Liquidity
To date, we have funded our operations primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

Public and Private Equity Offerings. Over the past several years we have funded our operations primarily from sales of common stock, warrants and prefunded warrants through both public offerings and private placements. Most recently in August 2025, we sold shares of common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase shares of common stock in a private placement (“Q3 2025 PIPE”) offering for net proceeds of $81.0 million, after placement agent fees and offering expenses. In addition, in Q4 2025 we completed an underwritten public offering of 52,844,000 shares of our common stock (inclusive of 6,984,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $2.90 per share and, in lieu of common stock to certain investors, prefunded warrants to purchase up to 700,000 shares of our common stock at a price of $2.899 per pre-funded warrant, for net proceeds of $145.6 million, after underwriting discounts and offering expenses.

ATM Sales Agreement. We are party to a Controlled Equity OfferingSM Sales Agreement (“ATM”), dated as of August 7, 2020, pursuant to which we may offer and sell shares of our common stock through one or more investment banks. To date and for the nine months ended September 30, 2025, we have sold $23.6 million and $9.0 million, respectively, of our common stock, net of offering costs, under the ATM. Pursuant to our Registration Statement on Form S-3 that became effective on August 24, 2023 and the related ATM prospectus contained therein, we may offer and sell shares of our common stock having an aggregate offering price of up to an additional $66.0 million.

Product Sales and License Revenue. We commercially launched XOLREMDI in the second quarter of 2024 following the approval of XOLREMDI by the FDA on April 29, 2024. To date, we have generated $6.8 million of net product revenue from the sale of XOLREMDI. In the first quarter of 2025, we generated $27.6 million in license revenue from the Norgine Agreement.

Hercules Loan Agreement. We are a party to a loan and security agreement (the “Hercules Loan Agreement”), which provides for a term loan facility of up to $107.5 million, under which we have borrowed an aggregate of $75.0 million of term loans to date, representing the maximum borrowings as of September 30, 2025. The term loan facility requires that we make interest-only payments through maturity on July 1, 2027 and requires that we meet certain operational and financial covenants. See Note 8 to the condensed, consolidated financial statements contained herein for a full description of our Hercules Loan Agreement.

Historical Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net (loss) income	$(55.3)	$2.4
Adjustments to reconcile net (loss) income to net cash used in operating activities	(6.7)	(101.8)
Changes in operating assets and liabilities	(8.1)	1.5
Net cash used in operating activities	(70.1)	(97.9)
Net cash (used in) provided by investing activities	(8.7)	75.6
Net cash provided by financing activities	92.5	20.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	—
Net increase in cash, cash equivalents and restricted cash	13.9	(2.0)
Cash, cash equivalents and restricted cash, beginning of period	56.5	100.2
Cash, cash equivalents and restricted cash, end of period	$70.4	$98.2

Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities was $70.1 million, primarily resulting from net losses of $55.3 million adjusted for net non-cash income of $6.7 million, primarily related to gains on changes to the fair value of our Class C warrants that are measured quarterly at fair value, and $8.1 million of changes to operating assets and liabilities primarily related to a reduction in accounts payable and accrued expenses. Net cash used in operating activities for the nine months ended September 30, 2024 was $97.9 million, primarily resulting from costs and operating expenses of $106.8 million, adjusted for non-cash expenses of $7.7 million and changes in our operating assets and liabilities of $1.5 million. Net cash used in operations for the nine months ended September 30, 2025 also excludes the gain on sale of a priority review voucher, which is included in investing activities. Non-cash expenses primarily include stock-based compensation expense, non-cash lease expense, non-cash interest expense and change in fair value of financial liabilities.

Investing Activities
During the nine months ended September 30, 2025, cash used in investing activities of $8.7 million, primarily include net sales of short-term marketable securities. During the nine months ended September 30, 2024, cash provided by investing activities of $75.6 million included $105.0 million in cash proceeds from the sale of a priority review voucher obtained as a result of the approval of our drug product by the FDA, partially offset by cash outflows of $7.0 million in license payments classified as the acquisition of an intangible assets, $22.1 million of net investments of short-term marketable securities and the acquisition of equipment.

Financing Activities
During the nine months ended September 30, 2025, cash provided by financing activities of $92.5 million was primarily due to proceeds of $81.2 million, net of cash paid for issuance costs, for the sale our common stock and pre-funded warrants in our Q3 2025 PIPE, $9.0 million in sales of our common stock through our ATM program and $2.2 million in sales of our common stock through our common stock purchase agreement with Lincoln Park Capital Fund LLC. Cash provided by financing activities for the nine months ended September 30, 2024 included $20.0 million of new borrowings on our loan facility.
Capital Resources
Based on our cash, cash equivalents and marketable securities on hand as of November 5, 2025 and our current operating plan, we believe that our cash, cash equivalents and marketable securities will allow us to fund operations for at least the next 12 months.

Capital Requirements
October 27, 2025, we closed an underwritten offering of shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase shares of our common stock, for net proceeds of approximately $145.6 million, after deducting underwriting discounts and commissions and estimated offering expenses, which further extends our ability to fund our operations and financial obligations. Until we reach profitability, we will need to raise additional capital, which cannot be assured, to fund our operations and meet our financial obligations beyond this period. Such additional capital could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, or other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations and may need to restructure our obligations in a court-supervised process or otherwise.

Due to the numerous risks and uncertainties associated with the future sale of our approved drug product and the research, development, and commercialization of future product candidates, we are unable to estimate the exact amount of our funding requirements. Our short-term and long-term funding requirements will depend on and could increase significantly as a result of many factors, including:

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

During the three months ended September 30, 2025, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2024 as part of our Annual Report on Form 10-K other than as updated in Note 2 of these condensed consolidated financial statements. Also see Note 2 under the heading “Recently Adopted Accounting Pronouncements” for new accounting pronouncements or changes to the accounting pronouncements during the three months ended September 30, 2025.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.     Risk Factors

Our business is subject to various risks, including those described in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. There have been no material changes from the risk factors disclosed in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

This report contains forward-looking statements that involve risks and uncertainties. The occurrence of any of the risks described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 could materially adversely affect our business, financial condition, liquidity, operating results or prospects and the trading price of our securities. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also harm our business, financial condition, operating results and prospects and the trading price of our securities.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K), except as described below:

In connection with her departure from the Company, Dr. Paula Ragan, the Company’s former President and Chief Executive Officer and a former director, terminated a Rule 10b5-1 trading arrangement on August 14, 2025. The terminated Rule 10b5-1 trading arrangement was originally adopted on June 28, 2024, and provided for the sale of up to 313,794 shares of common stock and (ii) 25,682 shares of our common stock to satisfy tax withholding obligation upon the vesting of performance-based restricted stock units.

In connection with his departure from the Company, Adam Mostafa, the Company’s former Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement on August 14, 2025. The terminated Rule 10b5-1 trading arrangement was originally adopted on June 28, 2024, and provided for the sale 11,229 shares of our common stock to satisfy tax withholding obligation upon the vesting of performance-based restricted stock units.

On September 4, 2025, Mark Baldry, the Company’s former Chief Commercial Officer, adopted a written trading arrangement for the sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). In connection with his departure from the Company, Mr. Baldry terminated the 10b5-1 trading arrangement on September 25, 2025. This trading arrangement was subject to a 90-day “cooling off” period before any trades could be conducted thereunder, would have expired on February 28, 2026 and provided for the sale of an indeterminable (1) number of shares of our common stock.

(1) The number of shares that were to be sold in accordance with these trading arrangements was indeterminable at the time of the filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2025. Upon vesting of performance-

based restricted stock units, a sell-to-cover trade would have occurred to satisfy any applicable tax withholding obligations on behalf of the employee. The number of shares sold in the sell-to-cover would have varied based on the market price of the Company’s common stock at the time of settlement and the employee’s minimum tax withholding obligation.

Item 6.    Exhibits

		Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of September 1, 2022.	8-K	3.1	09/01/2022	001-38295

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of X4 Pharmaceuticals, Inc.	8-K	3.1	04/24/2025	001-38295

3.3	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295

4.2	Form of August 2025 Pre-Funded Warrant.	8-K	4.1	8/12/2025	001-38295

4.3	Form of Pre-Funded Warrant.	8-K	4.1	10/27/2025	001-38295

4.4	Form of Registration Rights Agreement, dated August 11, 2025.	8-K	10.2	8/12/2025	001-38295

4.5	Form of Registration Rights Agreement, dated August 12, 2025.	8-K	10.2	8/13/2025	001-38295

10.1@	Amendment No. 1 to X4 Pharmaceuticals Inc., Amended and Restated 2019 Inducement Equity Incentive Plan.	8-K	10.3	8/12/2025	001-38295

10.2*@	Employment Agreement, dated as of August 11, 2025, by and between X4 Pharmaceuticals, Inc. and Adam Craig.

10.3*@	Employment Agreement, dated as of August 11, 2025, by and between X4 Pharmaceuticals, Inc. and David Kirske.

10.4*@	Employment Agreement, dated as of August 11, 2025, by and between X4 Pharmaceuticals, Inc. and John Volpone.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
@ Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X4 PHARMACEUTICALS, INC.
Date: November 5, 2025	By:	/s/ Adam R. Craig
Adam R. Craig, M.D., Ph.D. Executive Chairman (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ David Kirske
David Kirske Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)