Form 10-Q
period 2026-06-30
X4 Pharmaceuticals, Inc
filed 2026-08-06
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, the registrant had 99,146,743 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, unless context otherwise requires or where otherwise indicated, the terms “X4,” “we,”
“us,” “our,” and the “Company,” refer to X4 Pharmaceuticals, Inc. and its subsidiaries. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our plans, objectives, goals, strategies, future events, future operations, future financial position, future revenues or performance, projected costs, prospects, expectations, plans or intentions relating to clinical development, product candidates, the regulatory approval process, products and markets, and business trends and other information referred to in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. In some cases, these statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions, or expectations disclosed in these forward-looking statements and actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this report, regarding, among other things:

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

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$195,095	$217,049
Accounts receivable	2,047	573
Marketable securities	12,874	35,949
Inventory	5,502	4,479
Prepaid expenses and other current assets	3,337	3,527
Total current assets	218,855	261,577
Property and equipment, net	111	182
Goodwill	17,351	17,351
Intangible asset, net	13,101	9,250
Right-of-use assets	654	1,409
Other assets	2,991	692
Total assets	$253,063	$290,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,934	$5,696
Accrued expenses	14,125	18,603
Deferred revenue	842	464
Current portion of lease liability	465	994
Total current liabilities	19,366	25,757
Long-term debt, including accretion, net of discount	76,759	76,291
Warrant liability	369	977
Deferred revenue	592	621
Other liabilities	523	525
Total liabilities	97,609	104,171
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 96,114,534 and 90,906,920 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	96	91
Additional paid-in capital	786,433	780,862
Accumulated other comprehensive loss	(123)	(109)
Accumulated deficit	(630,952)	(594,554)
Total stockholders’ equity	155,454	186,290
Total liabilities and stockholders’ equity	$253,063	$290,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License and other revenue	$6,433	$229	$6,672	$28,094
Product revenue, net	2,373	1,744	4,842	2,686
Total revenue	8,806	1,973	11,514	30,780
Costs and operating expenses:
Cost of revenue	1,617	326	2,215	5,042
Research and development	15,079	18,352	30,529	36,865
General and administrative	8,501	9,527	15,467	24,548
Total operating expense	25,197	28,205	48,211	66,455
Loss from operations	(16,391)	(26,232)	(36,697)	(35,675)
Other income, net:
Interest income	1,979	665	4,084	1,690
Interest expense	(2,164)	(2,232)	(4,298)	(4,433)
Change in fair value of warrant liability	528	2,642	608	13,472
Other income, net	(107)	(547)	(93)	(442)
Total other income, net	236	528	301	10,287
Loss before provision for income taxes	(16,155)	(25,704)	(36,396)	(25,388)
Provision for income taxes	2	37	2	71
Net loss	$(16,157)	$(25,741)	$(36,398)	$(25,459)
Net loss per share: basic and diluted	$(0.13)	$(3.47)	$(0.29)	$(3.59)
Weighted average shares outstanding: basic and diluted	126,344,020	7,412,990	126,316,523	7,095,846

Other comprehensive loss, net of tax:
Net loss	$(16,157)	$(25,741)	$(36,398)	$(25,459)
Change in net unrealized gains on marketable debt securities	(1)	(10)	(14)	(16)
Comprehensive loss	$(16,158)	$(25,751)	$(36,412)	$(25,475)

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

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	90,906,920	$91	$780,862	$(109)	$(594,554)	$186,290
Vesting of restricted stock units	12,776	—	—			—
Exercise of prefunded warrants	3,400,000	3	(2)			1
Stock-based compensation expense			2,413			2,413
Unrealized loss on marketable securities				(13)		(13)
Net loss					(20,241)	(20,241)
Balance at March 31, 2026	94,319,696	$94	$783,273	$(122)	$(614,795)	$168,450
Issuance of common stock under employee stock purchase plan	24,420	—	76			76
Exercise of prefunded warrants	1,700,000	2	(2)			—
Vesting of restricted stock units	70,418	—	—			—
Stock-based compensation			3,086			3,086
Unrealized loss on marketable securities				(1)		(1)
Net loss					(16,157)	(16,157)
Balance at June 30, 2026	96,114,534	$96	$786,433	$(123)	$(630,952)	$155,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(36,398)	$(25,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,499	1,267
Depreciation and amortization expense	1,220	831
Non-cash lease expense	755	1,419
Accretion of debt discount	469	437
Change in fair value of warrant liability	(608)	(13,472)
Other	(165)	196
Changes in operating assets and liabilities:
Accounts receivable	(1,475)	(75)
Inventory	(1,023)	(353)
Prepaid expenses, other current and non-current assets	(2,239)	441
Accounts payable	(1,764)	(967)
Accrued expenses and other long-term liabilities	(4,480)	(7,555)
Deferred revenue	349	1,581
Lease liabilities	(527)	(560)
Net cash used in operating activities	(40,387)	(42,269)
Cash flows from investing activities:
Acquisition of intangible asset	(5,000)	(3,000)
Purchase of marketable securities	—	(16,953)
Sales and maturities of marketable securities	23,252	39,927
Net cash provided by investing activities	18,252	19,974
Cash flows from financing activities:
Proceeds from issuance of shares of common stock under employee stock purchase plan	76	46
Proceeds from sales of shares of common stock, less issuance costs, and exercise of pre-funded warrants	1	5,585
Net cash provided by financing activities	77	5,631
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	211
Net decrease in cash, cash equivalents and restricted cash	(22,083)	(16,453)
Cash, cash equivalents and restricted cash at beginning of period	217,852	56,475
Cash, cash equivalents and restricted cash at end of period	$195,769	$40,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of Business and Summary of Significant Accounting Policies

X4 Pharmaceuticals Inc., together with its subsidiaries (the “Company”), is a biopharmaceutical company developing and commercializing novel therapeutics for the treatment of rare hematology diseases. The Company’s primary asset, mavorixafor, has received accelerated approval in the United States from the U.S. Food and Drug Administration (“FDA”) for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM (warts, hypogammaglobulinemia, infections, and myelokathexis) syndrome, to increase the number of circulating mature neutrophils and lymphocytes. In addition, the European Commission has granted marketing authorization for mavorixafor capsules for the treatment of patients with WHIM syndrome in the European Union.

The Company continues to progress its global, pivotal, 52-week Phase 3 clinical trial, (the “4WARD” trial) to evaluate the efficacy, safety, and tolerability of oral, once-daily mavorixafor (with or without stable doses of granulocyte colony-stimulating factor (“G-CSF”)) in people with congenital, acquired primary autoimmune, or idiopathic chronic neutropenia (“CN”) who are experiencing recurrent and/or serious infections. CN is defined as periods lasting more than three months persistently or intermittently where there are abnormally low levels of neutrophils circulating in the blood, and may be idiopathic (of unknown origin), cyclic (episodes typically occurring every three weeks), or congenital (of genetic causation). CN disorders are rare blood conditions similarly characterized by increased risks of infections and cancer due to abnormally low levels of neutrophils in the body. In all cases, the CXCL12/CXCR4 pathway is the key regulator of neutrophil release from the bone marrow. Fast Track designation has been granted by the FDA to mavorixafor for the treatment of CN.

Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025, respectively have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and cash flows have been made. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Liquidity
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Although the Company has an approved drug product, licensing and sales of the Company’s drug product over the next 12 months will not be sufficient to fund the Company’s operating expenses. Since inception, the Company has incurred significant operating losses and negative cash flows from operations, and the Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future. For the six months ended June 30, 2026, the Company’s net loss was $36.4 million and net cash used in operating activities was $40.4 million. As of June 30, 2026, the Company had $208.0 million of cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $631.0 million.

Based on its current operating plan, the Company believes (a) that its current cash, cash equivalents and short-term marketable securities will be sufficient to fund its operations and debt obligations for at least the next 12 months and (b) it will continue to comply with all covenants under the Hercules Loan Agreement, as defined and further described in Note 9, through at least the 12-month period from the issuance date of these condensed consolidated financial statements.

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

Restricted Cash

(in thousands)	As of June 30, 2026	As of December 31, 2025
Letter of credit security: Vienna Austria lease	$—	$224
Letter of credit security: Boston lease	579	579
Letter of credit security: Watertown lease	95	—
Total restricted cash	$674	$803
In connection with the Company’s lease agreements for its facilities in Boston and Watertown, Massachusetts, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlords. As of December 31, 2025, restricted cash related to the Company’s former Vienna, Austria lease, which the Company terminated effective November 30, 2025, was included in other current assets and was subsequently converted to unrestricted cash during the six months ended June 30, 2026. Restricted cash related to the Boston and Watertown lease are included in other current assets and other assets, respectively.
In accordance with the Company’s Hercules Loan Agreement, the Company at all times must maintain a minimum level of cash of $15.0 million in an account or accounts in which Hercules has a first priority security interest.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash, Cash Equivalents, Restricted Cash and Marketable Securities
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$195,095	$217,049
Restricted cash, current (included within prepaid expenses and other current assets)	579	803
Restricted cash (included in other assets)	95	—
Total cash, cash equivalents and restricted cash	$195,769	$217,852

The Company’s cash equivalents consisted of money market funds invested in U.S. Treasury securities. The money market funds were valued based on quoted prices in active markets for identical assets, which represents a Level 1 measurement. All marketable securities are classified as short-term investments as all are due within one year and include investments in U.S. Treasury notes, U.S. Treasury bills and federal government agency notes. The amortized cost of each investment, individually and in aggregate, approximated fair value. The Company has evaluated each marketable security for impairment that is other-than-temporary and concluded that no marketable security was impaired as of June 30, 2026 and December 31, 2025.

	Fair Value Measurements as of June 30, 2026 Using:
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents—money market funds	$191,613	$—	$—	$191,613
Marketable securities—federal government agency notes	—	12,874	—	12,874
	$191,613	$12,874	$—	$204,487

	Fair Value Measurements as of December 31, 2025 Using:
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents—money market funds	$123,838	$—	$—	$123,838
Marketable securities—U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes	—	35,949	—	35,949
	$123,838	$35,949	$—	$159,787

The following table provides amortized cost, unrealized gains and losses and the carrying amount of available-for-sale debt marketable securities as of June 30, 2026:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Government Agency securities	12,878	—	4	12,874
Total available-for-sale debt securities	$12,878	$—	$4	$12,874

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

Liabilities Measured at Fair Value
The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2026 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	369	369
	$—	$—	$379	$379

	Fair Value Measurements as of December 31, 2025 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	977	977
	$—	$—	$987	$987

The following table provides a roll-forward for the six months ended June 30, 2026 of the aggregate fair values of financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	Class C Warrant Liability	Total
Balance as of December 31, 2025	$10	$977	$987
Change in fair value	—	(608)	(608)
Balance as of June 30, 2026	$10	$369	$379

Valuation of Embedded Derivative Liability— The fair value of the embedded derivative liability recognized in connection with the Company’s Hercules Loan Agreement, which is associated with additional fees due to Hercules upon non-credit related events of default, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of this embedded derivative liability, which is reported within other non-current liabilities on the condensed consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third-party valuations, which were prepared based on a discounted cash flow model that considered the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 17%. As of June 30, 2026 and December 31, 2025, the fair value of this derivative liability was $10 thousand.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Class C Warrant Liability— In December 2022, the Company issued Class C warrants (“Class C Warrants”) for the purchase of shares of its common stock in a public offering. The Class C Warrants are accounted for as a liability on the condensed consolidated balance sheet and are adjusted to fair value at period end through “change in fair value of warrant liability” on the condensed consolidated statements of operations and comprehensive (loss) income.
The Company calculated the fair value of the Class C Warrants using the Black-Scholes option pricing model, with the following inputs:

	June 30, 2026	December 31, 2025
Common stock price	$4.67	$4.00
Risk-free interest rate	4.0%	3.5%
Expected term (in years)	1.4	1.9
Expected volatility	114.2%	136.0%
Expected dividend yield	—%	—%

Net Loss Per Share
Basic net loss per common share is calculated based on net loss divided by the weighted average number of shares outstanding for the period. The calculation of diluted loss per common share excludes the impact of potential common stock as their inclusion would be to reduce net loss per common share and are thus antidilutive.
Basic and diluted net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net loss	$(16,157)	$(25,741)	$(36,398)	$(25,459)
Denominator:
Weighted average shares outstanding—basic and diluted	126,344,020	7,412,990	126,316,523	7,095,846
Net loss per share— basic and diluted	$(0.13)	$(3.47)	$(0.29)	$(3.59)
Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2026 and 2025 includes the weighted average effect of pre-funded warrants for the purchase of shares of common stock, for which the remaining unfunded exercise price is less than or equal to $0.03 per share.

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Options to purchase shares of common stock	15,333	308	15,333	308
Unvested restricted stock units	714	333	714	333
Warrants to purchase shares of common stock (excluding prefunded warrants, which are included in basic shares outstanding)	2,546	2,546	2,546	2,546
	18,593	3,187	18,593	3,187

Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220) (“ASU 2024-03”, or “DISE”) requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in DISE are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

disclosure requirements may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. Although the Company continues to evaluate the impact of the future adoption of ASU 2024-03 to its consolidated financial statements, the Company anticipates that it will adopt ASU 2024-03 prospectively as of its fiscal year ended December 31, 2027 and that such adoption will result in an additional footnote disclosure to the consolidated financial statements that will include further details of specific line items on its consolidated statement of operations.

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

The following table summarizes the Company’s liability recognized in connection with severance benefits incurred under strategic restructuring initiatives:

(in thousands)
Balance as of January 1, 2026	$1,526
Severance and other employee-related expenses (of which $86 is included in general and administrative expense and $149 is included in research and development expense)	235
Cash payments	(1,096)
Balance as of June 30, 2026 (included in accrued expenses)	$665

3.    License Agreements

See Note 4 “License Agreements and Funding Arrangements” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for a description of the Company’s license agreements. There have been no changes to license agreements and funding arrangements for the six months ended June 30, 2026, except as follows:

Under the Company’s license agreement with Genzyme (the “Genzyme Agreement”), the Company is obligated to make milestone payments contingent upon the achievement of certain regulatory and sales milestones with respect to licensed products. During the three and six months ended June 30, 2026, a $5.0 million regulatory milestone was paid after receipt of the European Medicines Agency’s (“EMA”) validation of the Company’s Marketing Authorisation Application (“MAA”) for processing. The payment was recorded as a definite-lived intangible asset.

As of June 30, 2026, the Company is obligated to make future one-time sales milestone payments of $0.5 million, $1.5 million and $3.0 million on cumulative net sales of $50.0 million, $150.0 million and $300.0 million, respectively. As of June 30, 2026, the Company accrued $0.5 million of sales-based milestones as a component of the definite-lived intangible asset, as management has concluded that the achievement of this milestone is probable.

4.    Revenue

Product Revenue, Net
During the three and six months ended June 30, 2026, the Company recorded net revenue of $2.4 million and $4.8 million, respectively for the sale of the Company’s drug product in the U.S. Net product revenue was $1.7 million and $2.7 million for the three and six months ended June 30, 2025, respectively.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the balances and activity in each of the product reserve accounts for the six months ended June 30, 2026.

(in thousands)	Rebates and Discounts	Co-Pay Assistance	Product Returns	Total
Beginning balance at December 31, 2025	$418	$30	$10	$458
Provision related to revenue associated with sales processed in the six month period ended June 30, 2026	468	28	25	521
Credits and payments made during the period	(353)	(58)	(22)	(433)
Balance as of June 30, 2026	$533	$—	$13	$546

The provision for contractual discounts provided to the Company’s customer is recorded as a reduction of accounts receivable. The provisions for co-pay assistance payments, contractual rebates and product returns are classified within accrued expenses.

The following table provides a rollforward of accounts receivable for the six months ended June 30, 2026.

(in thousands)	Accounts Receivable
Beginning balance at December 31, 2025	$573
Increase in accounts receivable for drug product sales	6,353
Decrease in accounts receivable for cash collections	(4,879)
Balance as of June 30, 2026	$2,047

License and Other
During the first quarter of 2025, the Company entered into a license and supply agreement (the “Norgine Agreement”) with Norgine Pharma UK Ltd. (“Norgine”). The Company analyzed the activities required under the Norgine Agreement and concluded that the arrangement was indicative of a vendor-customer relationship and would be accounted for under ASC 606. To date, the Company has received a one-time, non-refundable, up-front payment of €28.5 million, and regulatory milestone payments of €5.5 million, including a €5.0 million regulatory milestone achieved in the second quarter of 2026. The one-time upfront payment and regulatory milestone payments are included in the transaction price. All other future regulatory-based milestone payments, which represent variable consideration, have been fully constrained as these are not yet considered probable. The Company has also excluded from the transaction price future royalty payments that are based on units sold by Norgine and future cumulative revenue-based milestone payments under the applicable practical expedient.

Under the Norgine Agreement, the Company’s promises include a) the delivery of a license, b) research and development services for certain components of WHIM clinical studies, c) research and development services for the global Phase 3 trial of XOLREMDI for CN, and d) the option for delivery of commercial and early access drug supply.

The following table summarizes the allocation of transaction price to the performance obligations under the Norgine Agreement based on the weighting of estimated stand-alone selling price for these performance obligations at the inception of the agreement.

	Allocation of Transaction Price	Revenue Recognized
(in thousands)		Six Months Ended June 30,
Performance Obligation:		2026	2025
License	$33,096	$5,457	$27,639
Research and development services: WHIM	373	5	25
Research and development services: CN	2,065	47	430
Total	35,534	5,509	28,094
Drug product supply		1,163	—
Total license and other revenue		6,672	28,094

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a rollforward of deferred revenue six months ended June 30, 2026.

(in thousands)	Deferred Revenue
Beginning balance at December 31, 2025	$1,085
Increase for allocation of milestone transaction price to development services	401
Decrease for revenue recognized	(52)
Balance as of June 30, 2026	$1,434

As of June 30, 2026, deferred revenue related to the Norgine Agreement was $1.4 million, of which $0.8 million was current.
5.    Inventory

Inventory consists of the following:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$1,582	1,382
Work in process	3,499	2,518
Finished goods	421	579
Total inventory	$5,502	$4,479

6.    Property and Equipment

Property and equipment, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Leasehold improvements	$228	$228
Furniture and fixtures	1,081	1,035
Computer equipment	134	134
Lab equipment	—	17
	1,443	1,414
Less: Accumulated depreciation	(1,332)	(1,232)
	$111	$182
Depreciation expense related to property and equipment was approximately $71 thousand and $457 thousand for the six months ended June 30, 2026 and 2025, respectively.

7.    Intangible Assets, Net

The Company’s net definite-lived intangible asset is comprised of the capitalization of certain milestone payments made or accrued related to its license agreement for the intellectual property contained in its drug product. As of June 30, 2026 and December 31, 2025, net definite-lived intangible assets included a gross intangible asset of $15.5 million and $10.5 million, respectively, less accumulated amortization of $2.4 million and $1.3 million, respectively, for a net intangible asset of $13.1 million and $9.3 million, respectively. The Company amortizes the intangible asset to cost of revenue over the remaining life of the underlying patent protecting the intellectual property through 2038.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2026, amortization expense for the next five years and beyond is summarized as follows (in thousands):

Year	Amortization expense
2026 (remainder of year)	554
2027	1,107
2028	1,107
2029	1,107
2030	1,108
2031	1,107
Thereafter	7,011
Total	$13,101

The Company began amortizing its finite-lived intangible assets in April 2024 over a 14-year period based on the expected patent exclusivity period for XOLREMDI. Amortization expense totaled $1.0 million and $1.1 million for the three and six months ended June 30, 2026, respectively and $0.2 million and $0.4 million for the comparable prior year periods, respectively. Amortization expense is recorded as a component of cost of revenue on the condensed consolidated statements of operations and comprehensive loss.

8.    Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued employee compensation and benefits	$3,319	4,303
Accrued external research and development expenses	8,050	12,235
Accrued royalty and milestone payments	204	144
Accrued professional fees	1,246	816
Other	1,306	1,105
	$14,125	$18,603
9.    Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Principal amount of long-term debt	$75,000	$75,000
Debt discount, net of accretion	(283)	(412)
Cumulative accrual of end of term payments	2,042	1,703
Long-term debt	$76,759	$76,291
Hercules Loan Agreement
The Company is party to the Second Amended and Restated Loan and Security Agreement, as amended, (the “Hercules Loan Agreement”) with Hercules Capital Inc., which provides for an aggregate term loan facility of up to $107.5 million, under which the Company has borrowed an aggregate of $75.0 million of term loans, representing the maximum borrowings allowable as of June 30, 2026. The Hercules Loan Agreement is described in Note 11 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2026.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total interest expense	$2,163	$2,232	$4,296	$4,433
Non-cash interest expense	$239	$212	$469	$416
The annual effective interest rate on the Hercules Loan Agreement as of June 30, 2026 was 11.2%. There were no principal payments due or paid under the Hercules Loan Agreement during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, future principal and accrued end-of-term payments of $77.0 million under the Hercules Loan Agreement are due on July 1, 2027.
10.    Leases
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

On April 29, 2026, the Company entered into a lease agreement for approximately 11,000 square feet of office space in a building located in Watertown, Massachusetts (the “Watertown Lease”). The office space will replace the Company’s current headquarters located in Boston, Massachusetts. The Company intends to move into the premises in late 2026 or early 2027 upon the completion of construction, which is anticipated to commence in September 2026. Monthly rent payments under the lease will commence three months following the Company obtaining access to the space. Base rental payments will be approximately $0.3 million annually, plus certain operating expenses. The term of the lease will continue for 36 months following the commencement of rent payments, unless earlier terminated in accordance with the terms of the lease. The Company has the right to sublease the premises, subject to landlord consent. The Company also has the right to renew the lease for an additional 3 years at the then prevailing effective market rental rate. The Company was required to provide the landlord with a $0.1 million letter of credit, which is classified as restricted cash.

The components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2026	2025	2026	2025
Fixed operating lease cost	$400	$1,085	$800	$1,572
Total lease expense	$400	$1,085	$800	$1,572
Other information
Operating cash outflows from operating leases	$287	354	$574	$702
Weighted-average remaining lease term—operating leases	0.4	1.8	0.4	1.8
Weighted-average discount rate—operating leases	11.5%	11.5%	11.5%	11.5%

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of lease liabilities due under lease agreements that have commenced as of June 30, 2026 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2026 (remainder of the year)	$478
Less: interest	(13)
Total operating lease liabilities as of June 30, 2026	$465

11.    Commitments and Contingencies

The Company has agreements with contract research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials and for the commercial supply of XOLREMDI. The Company’s agreement with the CMO who produces batches of drug substance for use in the Company’s clinical and commercial drug supply contains cancellation provisions that would require the Company to pay up to the full contract value upon cancellation. As of June 30, 2026, the Company has approximately $1.3 million of such commitments in place subject to cancellation provisions.

License Agreements
See Note 5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2026 for a description of licensing agreements, which commit the Company to contingent milestone and royalty fees based on future operational events.

Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 or December 31, 2025.

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

12.    Equity Transactions

ATM Sales Agreement
On May 6, 2026, the Company entered into an Open Market Sale Agreement SM (“ATM”), under which it may sell up to $75.0 million of its common shares through an investment bank. Concurrently, the Company filed a registration statement on Form S-3 that registered the common shares issuable under the ATM. Through August 6, 2026 there have been no sales of common stock under the ATM. The Company terminated its previous ATM agreement on March 30, 2026.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    Stock-Based Compensation

As of June 30, 2026, there is an aggregate of approximately 2.3 million shares of common stock available for issuance under the Company’s equity incentive plans, including 0.1 million shares of common stock remaining available for issuance under the Amended and Restated 2017 Employee Stock Purchase Plan.

Stock Option Valuation
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.2%	4.0%	3.8%	4.2%
Expected term (in years)	6.1	6.1	6.0	6.1
Expected volatility	108.5%	103.7%	109.8%	103.8%
Expected dividend yield	0%	0%	0%	0%
As of June 30, 2026, total unrecognized compensation expense related to unvested stock options and restricted stock units was $18.9 million, which is expected to be recognized over a weighted average period of 2.6 years.
Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	12,080,718	$2.34	9.6	$28,329
Granted	4,020,000	4.01
Forfeited and expired	(767,283)	7.68		$—
Outstanding as of June 30, 2026	15,333,435	$2.51	9.2	$38,490
Exercisable as of June 30, 2026	1,030,803	$6.39	9.0	$2,687
Vested and expected to vest as of June 30, 2026	12,858,006	$2.53	9.2	$32,770

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock to the extent the stock option had a lower exercise price. There were no options exercised for the six months ended June 30, 2026 and 2025. The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2026 and 2025 was $3.37 and $8.13, respectively.

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	73,381	$15.48
Granted	773,016	4.50
Vested	(115,403)	5.06
Forfeited	(16,759)	20.05
Unvested as of June 30, 2026	714,235	$5.25
Outstanding restricted stock units include performance-based restricted stock units (“PRSUs”), which will vest based on the achievement of an operational milestone. The Company considers the achievement of the remaining operational milestone

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development expense	$484	$340	$1,199	$599
General and administrative expense	2,602	408	4,300	668
Total stock-based compensation	$3,086	$748	$5,499	$1,267
14.    Income Taxes

The Company did not record a material U.S. federal, state or international provision or benefit for income taxes in its condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2026 and 2025. The Company continues to maintain a valuation allowance against all remaining net deferred tax assets. The Company believes that it is more likely than not that it will not realize a future tax benefit of these attributes as the Company expects to continue to generate operating losses. Ultimate realization of any deferred tax asset is dependent on the Company’s ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. The Company will continue to monitor the valuation allowance assessment throughout the year.

15.    Segment Information

The Company has defined its Chief Operating Decision Maker (“CODM”) as the Executive Chairman. The CODM manages the Company’s operations as a single operating segment, which comprises its single reportable segment, for the purposes of assessing performance and making operating decisions. The Company’s focus is on the research, development and commercialization of novel therapeutics for the treatment of rare diseases. The Company’s research, development and commercialization efforts are focused on its lead molecule, mavorixafor, which is being marketed in the U.S. under the trade name XOLREMDI. The CODM uses the Company’s condensed consolidated net loss to monitor actual results as compared to forecast in assessing segment performance and allocation of resources.

The Company derives its revenue from the sale of XOLREMDI in the U.S. and from licensed rights and product sales of mavorixafor for other non-U.S. territories. The Company recognized $2.4 million and $4.8 million of revenue from its U.S. customer and $6.4 million and $6.7 million of revenue from a customer in the United Kingdom for the three and six months ended June 30, 2026, respectively. The Company recognized $1.7 million and $2.7 million of revenue from its U.S. customer and $0.2 million and $28.1 million of revenue from its customer in the United Kingdom for the three and six months ended June 30, 2025, respectively.

The measure of profit for the segment is net loss and consisted of the following for the three and six months ended June 30, 2026, and 2025:

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue from external customers	$8,806	$1,973	$11,514	$30,780
Compensation expense, excluding stock-based compensation, stock appreciation rights compensation expense and severance expense	4,820	9,903	9,900	21,473
Direct research and development program expenses (X4P-001, mavorixafor)	10,428	9,413	20,824	17,825
Other segment items (a)	9,715	8,398	17,188	16,941
Net loss (measure of segment profit)	$(16,157)	$(25,741)	$(36,398)	$(25,459)
(a) Other segment items primarily include cost of revenue, non-compensation departmental costs within sales, general and administrative departments, certain unallocated external costs within research and development, stock-based compensation expense, stock appreciation rights compensation expense, severance expense, other income (expense), and provision for income taxes.

The CODM only receives and reviews information regarding segment assets at the consolidated level. Certain other entity-wide disclosures are included elsewhere in these condensed consolidated financial statements. As of June 30, 2026, the Company’s single operating segment had long-lived assets, including property and equipment and right-of-use assets, of $0.8 million, which were located in the U.S. As of December 31, 2025, the operating segment’s long-lived assets were $1.6 million, all of which were located in the U.S.

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

Overview
We are a biopharmaceutical company developing and commercializing novel therapeutics for the treatment of rare hematology diseases. We continue to progress our global, pivotal Phase 3 clinical trial, (the “4WARD” trial) to evaluate the efficacy, safety, and tolerability of oral, once-daily mavorixafor (with or without stable doses of granulocyte colony-stimulating factor (“G-CSF”)) in people with congenital, acquired primary autoimmune, or idiopathic chronic neutropenia (“CN”) who are experiencing recurrent and/or serious infections. As part of a complete overhaul of the clinical operating infrastructure, we have transitioned management of the 4WARD trial to a premiere Clinical Research Organization (CRO) to further strengthen the study execution and support completion of enrollment. We plan to meet with the U.S. Food and Drug Administration (“FDA”) to revisit the sample size of the 4WARD trial and expect to provide an update on our meeting with the FDA and the completion of enrollment by the end of the third quarter.

The FDA has granted Fast Track designation to mavorixafor for the treatment of CN, which is defined as periods lasting more than three months persistently or intermittently where there are abnormally low levels of neutrophils circulating in the blood, and may be idiopathic (of unknown origin), cyclic (episodes typically occurring every three weeks), or congenital (of genetic causation). CN disorders are rare blood conditions similarly characterized by increased risks of infections and cancer due to abnormally low levels of neutrophils in the body. In all cases, the CXCL12/CXCR4 pathway is the key regulator of neutrophil release from the bone marrow.

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

Regulatory Update and Out-License Agreements
In January 2025, the EMA validated for processing our Marketing Authorization Application (“MAA”) seeking regulatory approval to commercialize mavorixafor for WHIM syndrome in the European Union. On April 29, 2026, the European Commission granted marketing authorization for XOLREMDI® (mavorixafor) capsules for the treatment of patients with WHIM syndrome in the European Union. Pursuant to our license and supply agreement (the “Norgine Agreement”) with Norgine Pharma UK Ltd. (“Norgine”), Norgine elected that we transfer the approved MAA to them. We completed this transfer in July 2026.

Results of Operations
The following table summarizes the results of our operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change

Revenue	$8.8	$2.0	$6.8	$11.5	$30.8	$(19.3)
Cost and operating expenses:
Cost of revenue	1.6	0.3	1.3	2.2	5.0	(2.8)
Research and development	15.1	18.4	(3.3)	30.5	36.9	(6.4)
General and administrative	8.5	9.5	(1.0)	15.5	24.6	(9.1)
Total operating expenses	25.2	28.2	(3.0)	48.2	66.5	(18.3)
Loss from operations	(16.4)	(26.2)	9.8	(36.7)	(35.7)	(1.0)
Total other income, net	0.2	0.5	(0.3)	0.3	10.3	(10.0)
Loss before income taxes	(16.2)	(25.7)	9.5	(36.4)	(25.4)	(11.0)
Provision for income taxes	—	—	—	—	0.1	(0.1)
Net loss	$(16.2)	$(25.7)	$9.5	$(36.4)	$(25.5)	$(10.9)

Revenue
Product Revenue, Net
Net product sales were $2.4 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively, and were $4.8 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively. Net product revenue growth over the prior year periods was primarily due to an increase in the number of patients who have been prescribed the Company’s drug product. Gross-to-net adjustments were approximately 10% in the first half of 2026. Co-pay assistance payments and rebates to U.S. government payors have comprised the majority of our gross-to-net revenue adjustments.

License and Other
During the three and six months ended June 30, 2026, license and other revenue under the Norgine Agreement was primarily comprised of $5.5 million of license revenue associated with the achievement of a regulatory milestone and $1.0 million and $1.2 million, respectively, of sales of drug supply to Norgine for early-access programs and future commercial sales. License and other revenue was not significant in the three months ended June 30, 2025. For the six months ended June 30, 2025, license and other revenue was primarily comprised of $27.6 million in license revenue in connection with the delivery of a license upon the execution of the Norgine Agreement and $0.5 million for the provision of research and development services thereunder.

Cost of Revenue
Cost of revenue primarily consists of amortization of an intangible asset related to milestone payments associated with our Genzyme license agreement, cost of manufactured drug product sold, and sales-based or sublicense-based royalty payments due under our Genzyme license agreement. Cost of revenue increased $1.3 million in the three months ended June 30, 2026 as compared to the same period in the prior year due to an increase in net product sales and an increase in drug supply sales. Cost of revenue decreased $2.8 million in the six months ended June 30, 2026, as compared to the same period in the prior year, primarily due to prior year royalties due under our Genzyme license agreement associated with sublicense income from the Norgine Agreement that did not reoccur in the current period, partially offset by higher intangible amortization in the current period.

Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the development of our one product candidate, including employee salaries and related expenses, clinical development expenses, and internal and third-party costs of manufacturing our drug products for use in our clinical trials. Research and development expenses also include costs related to compliance with regulatory requirements.

Substantially all of our research and development has been focused on our one product candidate, mavorixafor (X4P-001), specifically for the CN indication in the U.S. The following table shows external costs incurred by product candidate (primarily external CRO costs) and unallocated research and development costs, primarily consisting of employee salaries and related expense for our research and development organization.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
(in millions)
Direct research and development expenses by product candidate:
Mavorixafor (X4P-001)	$10.4	$9.4	$1.0	$20.8	$17.8	$3.0
Unallocated expense	4.7	9.0	(4.3)	9.7	19.1	(9.4)
Total research and development expenses	$15.1	$18.4	$(3.3)	$30.5	$36.9	$(6.4)

Research and development expenses decreased by $3.3 million and $6.4 million in the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year. The decrease was primarily due to lower compensation and related benefit costs as a result of strategic restructuring actions implemented in the prior year, partially offset by higher clinical costs, primarily CRO costs related to our 4WARD trial.

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

General and administrative expenses decreased by $1.0 million and $9.1 million for the three and six months ended June 30, 2026, respectively, as compared to the same period in the prior year. The decrease for the three month period was primarily due to a reduction in legal, IT and sales and marketing costs, partially offset by higher stock-based compensation expense. The decrease for the six month period was primarily due to a significant reduction in sales and marketing expenses related to our approved drug product, a reduction in outside legal expenses, and reductions in compensation costs due to lower head count in general and administrative functions.

Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	change	2026	2025	change
(in millions)
Interest income	$2.0	$0.7	$1.3	$4.1	$1.7	$2.4
Interest expense	(2.2)	(2.2)	—	(4.3)	(4.4)	0.1
Change in fair value of Class C warrant liability	0.5	2.6	(2.1)	0.6	13.5	(12.9)
Other income, net	(0.1)	(0.6)	0.5	(0.1)	(0.5)	0.4
Total other income, net	$0.2	$0.5	$(0.3)	$0.3	$10.3	$(10.0)

Other income, net, decreased approximately $0.3 million and $10.0 million in the three and six months ended June 30, 2026, respectively, as compared to the same period in the prior year primarily due to lower gains in the current period on fair value adjustments related to our Class C warrants, partially offset by higher interest income on our marketable security investment portfolio.
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

ATM Sales Agreement. On May 6, 2026, we entered into an Open Market Sale AgreementSM (“ATM”), under which we may sell up to $75.0 million of our common shares through an investment bank. Through August 6, 2026, there have been no sales of our common stock under the ATM. We terminated our previous ATM agreement on March 30, 2026.

Hercules Loan Agreement. We are a party to a loan and security agreement (the “Hercules Loan Agreement”), which provides for a term loan facility of up to $107.5 million, under which we have borrowed an aggregate of $75.0 million of term loans to date, representing the maximum borrowings as of June 30, 2026. The term loan facility requires that we make interest-only payments through maturity on July 1, 2027 and requires that we meet certain operational and financial covenants. See Note 11 to our Annual Report on Form 10-K as filed with the SEC on March 17, 2026 for a full description of our Hercules Loan Agreement.

Historical Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Net loss	$(36.4)	$(25.5)
Adjustments to reconcile net loss to net cash used in operating activities	7.2	(9.3)
Changes in operating assets and liabilities	(11.2)	(7.5)
Net cash used in operating activities	(40.4)	(42.3)
Net cash provided by investing activities	18.3	20.0
Net cash provided by financing activities	0.1	5.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	0.2
Net decrease in cash, cash equivalents and restricted cash	(22.1)	(16.5)
Cash, cash equivalents and restricted cash, beginning of period	217.9	56.5
Cash, cash equivalents and restricted cash, end of period	$195.8	$40.0

Operating Activities
During the six months ended June 30, 2026, net cash used in operating activities was $40.4 million, primarily resulting from our net losses of $36.4 million adjusted for non-cash items of $7.2 million, primarily consisting of stock-based compensation, and changes in operating assets and liabilities of $11.2 million, primarily due to increases is in accounts receivable due to increases in revenue, and decreases in accounts payable and accrued expenses due to timing of vendor payments. During the six months ended June 30, 2025, net cash used in operating activities was $42.3 million, primarily resulting from net losses of $25.5 million adjusted for net non-cash income (expense) of $9.3 million, which includes a $13.5 million gain for the adjustment of our Class C warrant liability to fair value. Net cash used in operating activities also includes $7.5 million of changes to operating assets and liabilities primarily related to a reduction in accrued expenses.

Investing Activities
During the six months ended June 30, 2026 and 2025, cash provided by investing activities of $18.3 million and $20.0 million, respectively, was primarily due to net maturities and sales of short-term marketable securities.

Financing Activities
There were no significant cash flows from financing activities during the six months ended June 30, 2026. During the six months ended June 30, 2025, cash provided by financing activities of $5.6 million was primarily due to sales of our common stock through our ATM and a common stock purchase agreement.
Capital Resources
Based on our cash, cash equivalents and marketable securities on hand as of August 6, 2026 and our current operating plan, we believe that our cash, cash equivalents and marketable securities will allow us to fund our operations and debt obligations for at least the next 12 months.

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

During the three months ended June 30, 2026, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2025 as part of our Annual Report on Form 10-K. See Note 1 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q under the heading Recently Issued Accounting Standards Not Yet Adopted for new accounting pronouncements or changes to the accounting pronouncements during the three months ended June 30, 2026.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

		Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of September 1, 2022.	8-K	3.1	09/01/2022	001-38295

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of X4 Pharmaceuticals, Inc.	8-K	3.1	04/24/2025	001-38295

3.3	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295

10.1@	Second Amended and Restated 2017 Equity Incentive Plan	8-K	10.1	5/12/2026	001-38295

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

X4 PHARMACEUTICALS, INC.
Date: August 6, 2026	By:	/s/ Adam R. Craig
Adam R. Craig, M.D., Ph.D., M.B.A. Executive Chairman (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ David Kirske
David Kirske Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)