Form 10-Q
period 2026-09-30
X4 Pharmaceuticals, Inc
filed 2026-11-04
CIK 1501697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 2, 2026, the registrant had 102,113,554 shares of common stock, $0.001 par value per share, outstanding.

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

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements.
X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$185,801	$217,049
Accounts receivable	1,470	573
Marketable securities	1,900	35,949
Inventory	5,507	4,479
Prepaid expenses and other current assets	3,456	3,527
Total current assets	198,134	261,577
Property and equipment, net	57	182
Goodwill	17,351	17,351
Intangible asset, net	12,824	9,250
Right-of-use assets	264	1,409
Other assets	3,186	692
Total assets	$231,816	$290,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,884	$5,696
Accrued expenses	8,973	18,603
Deferred revenue	938	464
Current portion of lease liability	189	994
Total current liabilities	14,984	25,757
Long-term debt, including accretion, net of discount	77,007	76,291
Warrant liability	29	977
Deferred revenue	391	621
Other liabilities	522	525
Total liabilities	92,933	104,171
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value. 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 100,903,502 and 90,906,920 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	101	91
Additional paid-in capital	789,932	780,862
Accumulated other comprehensive loss	—	(109)
Accumulated deficit	(651,150)	(594,554)
Total stockholders’ equity	138,883	186,290
Total liabilities and stockholders’ equity	$231,816	$290,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License and other revenue	$106	$199	$6,778	$28,293
Product revenue, net	2,773	1,566	7,615	4,252
Total revenue	2,879	1,765	14,393	32,545
Costs and operating expenses:
Cost of revenue	513	351	2,728	5,393
Research and development	13,343	17,337	43,872	54,202
General and administrative	9,014	11,586	24,481	36,134
Total operating expenses	22,870	29,274	71,081	95,729
Loss from operations	(19,991)	(27,509)	(56,688)	(63,184)
Other (expense) income, net:
Interest income	1,821	901	5,905	2,591
Interest expense	(2,194)	(2,257)	(6,492)	(6,690)
Change in fair value of warrant liability	340	(676)	948	12,796
Other income, net	(171)	(304)	(264)	(746)
Total other (expense) income, net	(204)	(2,336)	97	7,951
Loss before provision for income taxes	(20,195)	(29,845)	(56,591)	(55,233)
Provision for income taxes	3	(30)	5	41
Net loss	$(20,198)	$(29,815)	$(56,596)	$(55,274)
Net loss per share: basic and diluted	$(0.16)	$(0.69)	$(0.45)	$(2.87)
Weighted average shares outstanding: basic and diluted	126,523,631	43,272,773	126,326,320	19,242,848

Other comprehensive loss, net of tax:
Net loss	$(20,198)	$(29,815)	$(56,596)	$(55,274)
Reclassification of accumulated currency translation adjustment due to substantial liquidation of foreign subsidiary	119	—	119	—
Change in net unrealized gains on marketable debt securities	4	20	(10)	4
Comprehensive loss	$(20,075)	$(29,795)	$(56,487)	$(55,270)

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

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	90,906,920	$91	$780,862	$(109)	$(594,554)	$186,290
Vesting of restricted stock units	12,776	—	—			—
Exercise of pre-funded warrants	3,400,000	3	(2)			1
Stock-based compensation expense			2,413			2,413
Unrealized loss on marketable securities				(13)		(13)
Net loss					(20,241)	(20,241)
Balance at March 31, 2026	94,319,696	$94	$783,273	$(122)	$(614,795)	$168,450
Issuance of common stock under employee stock purchase plan	24,420	—	76			76
Exercise of pre-funded warrants	1,700,000	2	(2)			—
Vesting of restricted stock units	70,418	—	—			—
Stock-based compensation			3,086			3,086
Unrealized loss on marketable securities				(1)		(1)
Net loss					(16,157)	(16,157)
Balance at June 30, 2026	96,114,534	$96	$786,433	$(123)	$(630,952)	$155,454
Vesting of restricted stock units	225,463	$—	—			—
Exercise of pre-funded warrants	4,563,505	$5	(5)			—
Stock-based compensation expense			3,504			3,504
Unrealized gains on marketable securities				4		4
Reclassification of currency translation adjustment				119		119
Net loss					(20,198)	(20,198)
Balance at September 30, 2026	100,903,502	$101	$789,932	$—	$(651,150)	$138,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(56,596)	$(55,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,002	2,027
Depreciation and amortization expense	1,551	1,054
Non-cash lease expense	1,144	2,290
Accretion of debt discount	717	658
Change in fair value of warrant liability	(948)	(12,796)
Other	(69)	44
Changes in operating assets and liabilities:
Accounts receivable	(897)	179
Inventory	(1,028)	(1,263)
Prepaid expenses, other current and non-current assets	(2,236)	862
Accounts payable	(815)	(3,621)
Accrued expenses and other long-term liabilities	(9,838)	(4,190)
Deferred revenue	243	1,381
Lease liabilities	(803)	(1,442)
Net cash used in operating activities	(60,573)	(70,091)
Cash flows from investing activities:
Acquisition of intangible asset	(5,000)	(3,000)
Purchase of marketable securities	—	(61,487)
Sales and maturities of marketable securities	34,252	55,792
Net cash provided by (used in) investing activities	29,252	(8,695)
Cash flows from financing activities:
Proceeds from issuance of shares of common stock under employee stock purchase plan	76	46
Proceeds from sales of shares of common stock, less issuance costs, and exercise of pre-funded warrants	1	92,490
Payments for debt issuance costs	(112)	—
Net cash (used in) provided by financing activities	(35)	92,536
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	210
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,376)	13,960
Cash, cash equivalents and restricted cash at beginning of period	217,852	56,475
Cash, cash equivalents and restricted cash at end of period	$186,476	$70,435

Supplemental Cash Flow Information
Issuance costs not yet paid related to sale of shares of common stock and pre-funded warrants	$—	$222
Debt issuance cost not yet paid	$205	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of Business and Summary of Significant Accounting Policies

X4 Pharmaceuticals, Inc., together with its subsidiaries (the “Company”), is a biopharmaceutical company developing and commercializing novel therapeutics for the treatment of rare hematology diseases. The Company’s primary asset, mavorixafor, has received accelerated approval in the United States from the U.S. Food and Drug Administration (“FDA”) for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM (warts, hypogammaglobulinemia, infections, and myelokathexis) syndrome, to increase the number of circulating mature neutrophils and lymphocytes. In addition, the European Commission has granted marketing authorization for mavorixafor capsules for the treatment of patients with WHIM syndrome in the European Union.

The Company continues to progress its global, pivotal, 52-week Phase 3 clinical trial, (the “4WARD” trial), which has been granted Fast Track designation by the FDA, to evaluate the efficacy, safety, and tolerability of oral, once-daily mavorixafor (with or without stable doses of granulocyte colony-stimulating factor (“G-CSF”)) in people with primary chronic neutropenia (congenital, acquired autoimmune, or idiopathic) (“PCN”) who are experiencing recurrent and/or serious infections. PCN is defined as periods lasting more than three months persistently or intermittently where there are abnormally low levels of neutrophils circulating in the blood, and may be idiopathic (of unknown origin), cyclic (episodes typically occurring every three weeks), or congenital (of genetic causation). In August 2026, the Company received written responses from the FDA to its Type C meeting request seeking alignment on a revised sample size and associated statistical power and the size of the safety database to support a potential supplemental new drug application (“sNDA”) for mavorixafor for the treatment of chronic neutropenia in 4WARD. The FDA stated that, from a statistical perspective, the reduction in sample size for the 4WARD trial from 176 to 126 participants maintains adequate overall power for the co-primary endpoints of the reduction in annualized infection rate and positive absolute neutrophil count response. In addition, the FDA indicated that the proposed safety database appears acceptable to support a potential sNDA, although its adequacy would remain a review issue. The Company expects to complete enrollment in the 4WARD trial by the end of 2026.

Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, respectively have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments as necessary, for the fair statement of the Company’s condensed financial position, condensed results of its operations and cash flows have been made. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including X4 Therapeutics, Inc., and X4 Pharmaceuticals (Austria) GmbH, which is incorporated in Vienna, Austria. During the three months ended September 30, 2026, the Company substantially liquidated the Austrian legal entity and, as a result, reclassified the remaining cumulative translation adjustments from the condensed consolidated balance sheet to the income statement. All intercompany accounts and transactions have been eliminated.

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

Liquidity
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Although the Company has an approved drug product, licensing and sales of the Company’s drug product over the next 12 months will not be sufficient to fund the Company’s operating expenses. Since inception, the Company has incurred significant operating losses and negative cash flows from operations, and the Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future. For the nine months ended September 30, 2026, the Company’s net loss was $56.6 million and net cash used in operating activities was $60.6 million. As of September 30, 2026, the Company had $187.7 million of cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $651.2 million.

Based on its current operating plan, the Company believes (a) that its current cash, cash equivalents and short-term marketable securities will be sufficient to fund its operations and debt obligations for at least the next 12 months and (b) it will continue to comply with all covenants under its loan agreements, as described in Note 9 and Note 16, through at least the 12-month period from the issuance date of these condensed consolidated financial statements.

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

Restricted Cash

(in thousands)	As of September 30, 2026	As of December 31, 2025
Letter of credit security: Vienna, Austria lease	$—	$224
Letter of credit security: Boston lease	580	579
Letter of credit security: Watertown lease	95	—
Total restricted cash	$675	$803
In connection with the Company’s lease agreements for its facilities in Boston and Watertown, Massachusetts, the Company maintains letters of credit, which are secured by restricted cash, for the benefit of the respective landlords. As of December 31, 2025, restricted cash related to the Company’s former Vienna, Austria lease, which the Company terminated effective November 30, 2025, was included in other current assets and was subsequently converted to unrestricted cash during the nine

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

months ended September 30, 2026. Restricted cash related to the Boston and Watertown leases are included in other current assets and other assets, respectively.
In accordance with the Company’s Second Amended and Restated Loan and Security Agreement, as amended, (the “Hercules Loan Agreement”) with Hercules Capital Inc., the Company was required at all times to maintain a minimum level of cash of $15.0 million in an account or accounts in which Hercules had a first priority security interest. The Hercules Loan Agreement was repaid in full and terminated on October 7, 2026. See Note 16.
Cash, Cash Equivalents, Restricted Cash and Marketable Securities
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of amounts shown in the Company’s condensed consolidated statements of cash flows as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$185,801	$217,049
Restricted cash, current (included within prepaid expenses and other current assets)	580	803
Restricted cash (included in other assets)	95	—
Total cash, cash equivalents and restricted cash	$186,476	$217,852

The Company’s cash equivalents consisted of money market funds invested in U.S. Treasury securities. The money market funds were valued based on quoted prices in active markets for identical assets, which represents a Level 1 measurement. All marketable securities are classified as short-term investments as all are due within one year and include investments in U.S. Treasury notes, U.S. Treasury bills and federal government agency notes. The amortized cost of each investment, individually and in aggregate, approximated fair value. The Company evaluates its available-for-sale debt securities for impairment at each reporting date and concluded that no allowance for credit losses was required as of September 30, 2026 and December 31, 2025.

	Fair Value Measurements as of September 30, 2026 Using:
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents—money market funds	$182,959	$—	$—	$182,959
Marketable securities—federal government agency notes	—	1,900	—	1,900
	$182,959	$1,900	$—	$184,859

	Fair Value Measurements as of December 31, 2025 Using:
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents—money market funds	$123,838	$—	$—	$123,838
Marketable securities—U.S. Treasury notes, U.S. Treasury bills, and federal government agency notes	—	35,949	—	35,949
	$123,838	$35,949	$—	$159,787

The following table provides amortized cost, unrealized gains and losses and the carrying amount of available-for-sale debt marketable securities as of September 30, 2026:

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Government Agency securities	1,900	—	—	1,900
Total available-for-sale debt securities	$1,900	$—	$—	$1,900
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

Liabilities Measured at Fair Value
The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2026 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	29	29
	$—	$—	$39	$39

	Fair Value Measurements as of December 31, 2025 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded derivative liability	$—	$—	$10	$10
Class C warrant liability	—	—	977	977
	$—	$—	$987	$987

The following table provides a roll-forward for the nine months ended September 30, 2026 of the aggregate fair values of financial instruments for which fair values are determined using Level 3 inputs:

(in thousands)	Embedded Derivative Liability	Class C Warrant Liability	Total
Balance as of December 31, 2025	$10	$977	$987
Change in fair value	—	(948)	(948)
Balance as of September 30, 2026	$10	$29	$39

Valuation of Embedded Derivative Liability— The fair value of the embedded derivative liability recognized in connection with the Company’s Hercules Loan Agreement, which is associated with additional fees due to Hercules upon non-credit related events of default, was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of this embedded derivative liability, which is reported within other non-current liabilities on the condensed consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third-party valuations, which were prepared based on a discounted cash flow model that considered the timing and probability of occurrence of a redemption upon an event of default, the potential amount of prepayment fees or

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

contingent interest upon an event of default and the Company’s risk-adjusted discount rate of 17%. As of September 30, 2026 and December 31, 2025, the fair value of this derivative liability was $10 thousand.

Class C Warrant Liability— In December 2022, the Company issued Class C warrants (“Class C Warrants”) for the purchase of shares of its common stock in a public offering. The Class C Warrants are accounted for as a liability on the condensed consolidated balance sheet and are adjusted to fair value at period end through “change in fair value of warrant liability” on the condensed consolidated statements of operations and comprehensive loss.
The Company calculated the fair value of the Class C Warrants using the Black-Scholes option pricing model, with the following inputs:

	September 30, 2026	December 31, 2025
Common stock price	$2.90	$4.00
Risk-free interest rate	4.6%	3.5%
Expected term (in years)	1.2	1.9
Expected volatility	101.7%	136.0%
Expected dividend yield	—%	—%

Net Loss Per Share
Basic net loss per common share is calculated based on net loss divided by the weighted average number of shares outstanding for the period. The calculation of diluted loss per common share excludes the impact of potential common stock as their inclusion would be to reduce net loss per common share and are thus antidilutive.
Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net loss	$(20,198)	$(29,815)	$(56,596)	$(55,274)
Denominator:
Weighted average shares outstanding—basic and diluted	126,523,631	43,272,773	126,326,320	19,242,848
Net loss per share— basic and diluted	$(0.16)	$(0.69)	$(0.45)	$(2.87)
Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2026 and 2025 include the weighted average effect of pre-funded warrants for the purchase of shares of common stock, for which the remaining unfunded exercise price is less than or equal to $0.03 per share.
As of September 30, 2026 and September 30, 2025, pre-funded warrants to purchase 25.7 million and 47.4 million shares of common stock, respectively, were outstanding and were included in basic and diluted weighted average shares of common stock outstanding.

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Options to purchase shares of common stock	15,917	12,988	15,917	12,988
Unvested restricted stock units	484	99	484	99
Warrants to purchase shares of common stock (excluding pre-funded warrants, which are included in basic shares outstanding)	2,546	2,546	2,546	2,546
	18,947	15,633	18,947	15,633

Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220) (“ASU 2024-03”, or “DISE”) requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in DISE are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The disclosure requirements may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. Although the Company continues to evaluate the impact of the future adoption of ASU 2024-03 to its consolidated financial statements, the Company anticipates that it will adopt ASU 2024-03 prospectively as of its fiscal year ended December 31, 2027 and that such adoption will result in an additional footnote disclosure to the consolidated financial statements that will include further details of specific line items on its consolidated statement of operations.

2.     Strategic Restructuring Liability

In 2025, the Company implemented two strategic restructuring actions designed to sharpen operational focus and align resources with the Company’s long‑term strategy to successfully complete the 4WARD trial in patients with moderate and severe PCN. These strategic restructuring actions resulted in an approximately 65% reduction in employee headcount.

The following table summarizes the Company’s liability recognized in connection with severance benefits incurred under strategic restructuring initiatives:

(in thousands)
Balance as of January 1, 2026	$1,526
Severance and other employee-related expenses (of which $86 is included in general and administrative expense and $149 is included in research and development expense)	235
Cash payments	(1,688)
Balance as of September 30, 2026 (included in accrued expenses)	$73

3.    License Agreements

See Note 4 “License Agreements and Funding Arrangements” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a description of the Company’s license agreements. There have been no changes to license agreements and funding arrangements for the nine months ended September 30, 2026, except as follows:

Under the Company’s license agreement with Genzyme (the “Genzyme Agreement”), the Company is obligated to make milestone payments contingent upon the achievement of certain regulatory and sales milestones with respect to licensed products. During the nine months ended September 30, 2026, a $5.0 million regulatory milestone was paid after receipt of the European Medicines Agency’s (“EMA”) validation of the Company’s Marketing Authorization Application (“MAA”) for processing. The payment was recorded as a definite-lived intangible asset.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2026, the Company is obligated to make future one-time sales milestone payments of $0.5 million, $1.5 million and $3.0 million on cumulative net sales of $50.0 million, $150.0 million and $300.0 million, respectively. As of September 30, 2026, the Company accrued $0.5 million of sales-based milestones as a component of the definite-lived intangible asset, as management has concluded that the achievement of this milestone is probable.

4.    Revenue

Product Revenue, Net
During the three and nine months ended September 30, 2026, the Company recorded net product revenue of $2.8 million and $7.6 million, respectively, for the sale of the Company’s drug product in the U.S. Net product revenue was $1.6 million and $4.3 million for the three and nine months ended September 30, 2025, respectively.

The following table summarizes the balances and activity in each of the product reserve accounts for the nine months ended September 30, 2026.

(in thousands)	Rebates and Discounts	Co-Pay Assistance	Product Returns	Total
Beginning balance at December 31, 2025	$418	$30	$10	$458
Provision related to revenue associated with sales processed in the nine month period ended September 30, 2026	726	17	30	773
Credits and payments made during the period	(556)	(86)	(22)	(664)
Balance as of September 30, 2026	$588	$(39)	$18	$567

The provision for contractual discounts provided to the Company’s customer is recorded as a reduction of accounts receivable. The provisions for contractual rebates and product returns are classified within accrued expenses and the provision for co-pay assistance payments is classified within prepaid and other current assets as of September 30, 2026.

The following table provides a rollforward of accounts receivable for the nine months ended September 30, 2026.

(in thousands)	Accounts Receivable
Beginning balance at December 31, 2025	$573
Increase in accounts receivable for drug product sales	9,292
Decrease in accounts receivable for cash collections	(8,395)
Balance as of September 30, 2026	$1,470

License and Other
During the first quarter of 2025, the Company entered into a license and supply agreement (the “Norgine Agreement”) with Norgine Pharma UK Ltd. (“Norgine”). The Company analyzed the activities required under the Norgine Agreement and concluded that the arrangement was indicative of a vendor-customer relationship and would be accounted for under ASC 606. To date, the Company has received a one-time, non-refundable, up-front payment of €28.5 million, and regulatory milestone payments of €5.5 million, including a €5.0 million regulatory milestone achieved in the second quarter of 2026. The one-time up-front payment and regulatory milestone payments are included in the transaction price. All other future regulatory-based milestone payments, which represent variable consideration, have been fully constrained as these are not yet considered probable. The Company has also excluded from the transaction price future royalty payments that are based on units sold by Norgine and future cumulative revenue-based milestone payments under the applicable practical expedient.

Under the Norgine Agreement, the Company’s promises include a) the delivery of a license, b) research and development services for certain components of WHIM clinical studies, c) research and development services for the global Phase 3 trial of XOLREMDI for PCN, and d) the option for delivery of commercial and early access drug supply.

The following table summarizes the allocation of transaction price to the performance obligations under the Norgine Agreement based on the weighting of estimated stand-alone selling price for these performance obligations at the inception of the agreement.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Allocation of Transaction Price	Revenue Recognized
(in thousands)		Nine Months Ended September 30,
Performance Obligation:		2026	2025
License	$33,096	$5,457	$27,639
Research and development services: WHIM	373	5	25
Research and development services: PCN	2,065	153	629
Total	35,534	5,615	28,293
Drug product supply		1,163	—
Total license and other revenue		6,778	28,293

The following table provides a rollforward of deferred revenue for the nine months ended September 30, 2026.

(in thousands)	Deferred Revenue
Beginning balance at December 31, 2025	$1,085
Increase for allocation of milestone transaction price to development services	401
Decrease for revenue recognized	(157)
Balance as of September 30, 2026	$1,329

As of September 30, 2026, deferred revenue related to the Norgine Agreement was $1.3 million, of which $0.9 million was current.
5.    Inventory

Inventory consists of the following:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$1,390	1,382
Work in process	3,861	2,518
Finished goods	256	579
Total inventory	$5,507	$4,479

6.    Property and Equipment

Property and equipment, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Leasehold improvements	$228	$228
Furniture and fixtures	1,081	1,035
Computer equipment	134	134
Lab equipment	—	17
	1,443	1,414
Less: Accumulated depreciation	(1,386)	(1,232)
	$57	$182
Depreciation expense related to property and equipment was approximately $125 thousand and $492 thousand for the nine months ended September 30, 2026 and 2025, respectively.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Intangible Assets, Net

The Company’s net definite-lived intangible asset is comprised of the capitalization of certain milestone payments made or accrued related to its license agreement for the intellectual property contained in its drug product. As of September 30, 2026 and December 31, 2025, net definite-lived intangible assets included a gross intangible asset of $15.5 million and $10.5 million, respectively, less accumulated amortization of $2.7 million and $1.3 million, respectively, for a net intangible asset of $12.8 million and $9.3 million, respectively. The Company amortizes the intangible asset to cost of revenue over the remaining life of the underlying patent protecting the intellectual property through 2038.

As of September 30, 2026, amortization expense for the next five years and beyond is summarized as follows (in thousands):

Year	Amortization expense
2026 (remainder of year)	277
2027	1,107
2028	1,107
2029	1,107
2030	1,107
2031	1,107
Thereafter	7,012
Total	$12,824

The Company began amortizing its finite-lived intangible assets in April 2024 over a 14-year period based on the expected patent exclusivity period for XOLREMDI. Amortization expense totaled $0.3 million and $1.4 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.6 million for the comparable prior year periods, respectively. Amortization expense is recorded as a component of cost of revenue on the condensed consolidated statements of operations and comprehensive loss.

8.    Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued employee compensation and benefits	$3,577	4,303
Accrued external research and development expenses	2,632	12,235
Accrued royalty and milestone payments	110	144
Accrued professional fees	984	816
Accrued deferred financing fees	205	—
Other	1,465	1,105
	$8,973	$18,603

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Principal amount of long-term debt	$75,000	$75,000
Debt discount, net of accretion	(215)	(412)
Cumulative accrual of end of term payments	2,222	1,703
Long-term debt	$77,007	$76,291
Hercules Loan Agreement
As of September 30, 2026, the Company was party to the Hercules Loan Agreement with Hercules Capital Inc., which provided for an aggregate term loan facility of up to $107.5 million, under which the Company had borrowed an aggregate of $75.0 million of term loans. The Hercules Loan Agreement is described in Note 11 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2026.

The Company recognized interest expense under the Hercules Loan Agreement as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total interest expense	$2,194	$2,256	$6,490	$6,687
Non-cash interest expense	$248	$221	$717	$637
The annual effective interest rate on the Hercules Loan Agreement as of September 30, 2026 was 11.2%. There were no principal payments due or paid under the Hercules Loan Agreement during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, future principal and accrued end-of-term payments of $77.0 million under the Hercules Loan Agreement are due on July 1, 2027.
On October 7, 2026, the Company executed a new Loan and Security Agreement (the “K2 Loan Agreement”) with K2 HealthVentures LLC and retired the Hercules Loan Agreement. In accordance with ASC 470, Debt, as the Company has demonstrated both the intent and ability to refinance the Hercules Loan Agreement on a long-term basis prior to the issuance of these financial statements, the $77.0 million outstanding balance as of September 30, 2026 has been excluded from current liabilities and classified within long-term debt, including accretion, net of discount, on the condensed consolidated balance sheets. The K2 Loan Agreement is described in Note 16 of this report.
10.    Leases
The Company has a lease agreement for its facility in Boston, Massachusetts, (the “Boston Lease”), which is currently the Company’s principal executive office. There are no restrictions or financial covenants associated with this lease agreement. During the three months ended September 30, 2026, the Company amended the Boston Lease for one additional month through December 31, 2026, at which point the Boston Lease will expire.
On April 29, 2026, the Company entered into a lease agreement for approximately 11,000 square feet of office space in a building located in Watertown, Massachusetts (the “Watertown Lease”). The office space will replace the Company’s current headquarters located in Boston, Massachusetts. The Company intends to move into the premises in late 2026 or early 2027 upon the completion of construction, at which point the Company will record a right-of-use asset and associated lease liability. Monthly rent payments under the lease will commence three months following the Company obtaining access to the space. Base rental payments will be approximately $0.3 million annually, plus certain operating expenses. The term of the lease will continue for 36 months following the commencement of rent payments, unless earlier terminated in accordance with the terms of the lease. The Company has the right to sublease the premises, subject to landlord consent. The Company also has the right to renew the lease for an additional 3 years at the then prevailing effective market rental rate. The Company was required to provide the landlord with a $0.1 million letter of credit, which is classified as restricted cash.

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of lease expense for the three and nine months ended September 30, 2026 and 2025 were as follows:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2026	2025	2026	2025
Fixed operating lease cost	$400	$142	$1,200	$1,714
Total lease expense	$400	$142	$1,200	$1,714
Other information
Operating cash outflows from operating leases	$287	363	$861	$1,065
Weighted-average remaining lease term—operating leases	0.2	1.1	0.2	1.1
Weighted-average discount rate—operating leases	11.5%	11.5%	11.5%	11.5%

Maturities of lease liabilities due under lease agreements that have commenced as of September 30, 2026 are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2026 (remainder of the year)	$191
Less: interest	(2)
Total operating lease liabilities as of September 30, 2026	$189

11.    Commitments and Contingencies

The Company has agreements with contract research organizations (“CROs”) pursuant to which the Company and the CROs are conducting clinical trials. The Company may terminate these agreements by providing notice pursuant to the contractual provisions of such agreements and would incur early termination fees. The Company has agreements with contract manufacturing organizations (“CMOs”) for the production of mavorixafor for use in clinical trials and for the commercial supply of XOLREMDI. The Company’s agreement with the CMO who produces batches of drug substance for use in the Company’s clinical and commercial drug supply contains cancellation provisions that would require the Company to pay up to the full contract value upon cancellation. As of September 30, 2026, the Company has approximately $1.1 million of such commitments in place subject to cancellation provisions.

License Agreements
See Note 4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2026 for a description of licensing agreements, which commit the Company to contingent milestone and royalty fees based on future operational events.

Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026 or December 31, 2025.

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

12.    Equity Transactions

ATM Sales Agreement
On May 6, 2026, the Company entered into an Open Market Sale AgreementSM (“ATM”), under which it may sell up to $75.0 million of its common shares through an investment bank. Concurrently, the Company filed a registration statement on Form S-3 that registered the common shares issuable under the ATM. Through November 4, 2026, there have been no sales of common stock under the ATM. The Company terminated its previous ATM agreement on March 30, 2026.

13.    Stock-Based Compensation

As of September 30, 2026, there is an aggregate of approximately 1.8 million shares of common stock available for issuance under the Company’s equity incentive plans, including 0.1 million shares of common stock remaining available for issuance under the Amended and Restated 2017 Employee Stock Purchase Plan.

Stock Option Valuation
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.3%	3.9%	3.9%	3.9%
Expected term (in years)	6.0	5.8	6.0	5.8
Expected volatility	108.3%	108.9%	109.8%	108.9%
Expected dividend yield	0%	0%	0%	0%
As of September 30, 2026, total unrecognized compensation expense related to unvested stock options and restricted stock units was $18.9 million, which is expected to be recognized over a weighted average period of 2.4 years.
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	12,080,718	$2.34	9.6	$28,329
Granted	5,062,000	4.00
Forfeited and expired	(1,225,970)	7.04		$—
Outstanding as of September 30, 2026	15,916,748	$2.50	9.0	$15,549
Exercisable as of September 30, 2026	4,991,506	$2.48	8.8	$6,299
Vested and expected to vest as of September 30, 2026	14,196,032	$2.53	9.0	$13,850

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock to the extent the stock option had a lower exercise price. There were no options exercised for the nine months ended September 30, 2026 and 2025. The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2026 and 2025 was $3.36 and $1.35, respectively.

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	73,381	$15.48
Granted	773,016	4.50
Vested	(340,866)	4.69
Forfeited	(21,376)	18.73
Unvested as of September 30, 2026	484,155	$5.51
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

Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development expense	$375	$179	$1,573	$778
General and administrative expense	3,129	581	7,429	1,249
Total stock-based compensation	$3,504	$760	$9,002	$2,027
14.    Income Taxes

The Company did not record a material U.S. federal, state or international provision or benefit for income taxes in its condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2026 and 2025. The Company continues to maintain a valuation allowance against all remaining net deferred tax assets. The Company believes that it is more likely than not that it will not realize a future tax benefit of these attributes as the Company expects to continue to generate operating losses. Ultimate realization of any deferred tax asset is dependent on the Company’s ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. The Company will continue to monitor the valuation allowance assessment throughout the year.

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

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company derives its revenue from the sale of XOLREMDI in the U.S. and from licensed rights and product sales of mavorixafor for other non-U.S. territories. The Company recognized $2.8 million and $7.6 million of revenue from its U.S. customer and $0.1 million and $6.8 million of revenue from a customer in the United Kingdom for the three and nine months ended September 30, 2026, respectively. The Company recognized $1.6 million and $4.3 million of revenue from its U.S. customer and $0.2 million and $28.3 million of revenue from its customer in the United Kingdom for the three and nine months ended September 30, 2025, respectively.

The measure of profit for the segment is net loss and consisted of the following for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue from external customers	$2,879	$1,765	$14,393	$32,545
Compensation expense, excluding stock-based compensation, stock appreciation rights compensation expense and severance expense	4,572	6,932	14,472	28,405
Direct research and development program expenses (X4P-001, mavorixafor)	8,749	10,314	29,573	28,139
Other segment items (a)	9,756	14,334	26,944	31,275
Net loss (measure of segment profit)	$(20,198)	$(29,815)	$(56,596)	$(55,274)
(a) Other segment items primarily include cost of revenue, non-compensation departmental costs within sales, general and administrative departments, certain unallocated external costs within research and development, stock-based compensation expense, stock appreciation rights compensation expense, severance expense, other (expense) income, and provision for income taxes.

The CODM only receives and reviews information regarding segment assets at the consolidated level. Certain other entity-wide disclosures are included elsewhere in these condensed consolidated financial statements. As of September 30, 2026, the Company’s single operating segment had long-lived assets, including property and equipment and right-of-use assets, of $0.3 million, which were located in the U.S. As of December 31, 2025, the operating segment’s long-lived assets were $1.6 million, all of which were located in the U.S.

16.    Subsequent Events

On October 7, 2026, the Company and its wholly owned subsidiary, X4 Therapeutics, Inc. (together with the Company, the “Borrowers”) entered into the K2 Loan Agreement with K2 HealthVentures LLC, as administrative agent (in such capacity, the “Administrative Agent”) and as a lender, the other lenders from time to time party thereto (together with K2 HealthVentures LLC, the “Lenders”), and Ankura Trust Company, LLC, as collateral trustee. The K2 Loan Agreement provides for term loans of up to $150.0 million, consisting of (i) a term loan in the aggregate principal amount of $80.0 million, which was funded on the closing date of October 7, 2026 (the “First Tranche Term Loan”), and (ii) up to an additional $70.0 million of term loans (the “Second Tranche Term Loan” and, together with the First Tranche Term Loan, the “Term Loans”), which may be made available at the Company’s request, subject to review by the Administrative Agent of certain information from the Company and discretionary approval by the Lenders.

The Company used substantially all of the proceeds of the First Tranche Term Loan to repay in full all outstanding obligations under the Hercules Loan Agreement, including principal of $75.0 million, end-of-term fees of $2.8 million and early termination and other fees of $0.8 million. The proceeds of any Second Tranche Term Loan may be used for permitted acquisitions and permitted investments. Once repaid, the Term Loans may not be reborrowed.

The Term Loans bear cash interest at a variable annual rate equal to the greater of (i) 8.55% and (ii) the prime rate as reported in The Wall Street Journal plus 1.55%, payable monthly in arrears. In addition, the Term Loans accrue paid-in-kind interest at a

X4 PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fixed rate of 1.0% per year. The K2 Loan Agreement provides for interest-only payments through October 1, 2029, which period will be extended to maturity if, among other conditions, the Company achieves first commercial sales in the United States of mavorixafor in PCN, followed by equal monthly installments of principal and interest. The Term Loans mature on October 1, 2030.

The Company may prepay all, but not less than all, of the Term Loans, subject to a prepayment fee and certain notice requirements. The Company is also required to pay the Lenders a final payment fee upon repayment of the Term Loans. The Company’s obligations under the K2 Loan Agreement are secured by substantially all of the Borrowers’ assets, other than their intellectual property.

The K2 Loan Agreement contains customary representations and warranties and affirmative and negative covenants that, subject to specified exceptions, among other things, limit the ability of the Company to dispose of assets, change its business, management, ownership or business locations, merge or consolidate, incur indebtedness, grant liens, pay dividends or make other distributions or repurchase equity, make investments and acquisitions, enter into exclusive licenses and enter into transactions with affiliates. The K2 Loan Agreement also contains financial covenants that require the Company
(i) commencing October 1, 2027, at all times when the Company’s market capitalization is less than $800.0 million, to maintain unrestricted cash and cash equivalents of at least 75% of the total outstanding obligations under the K2 Loan Agreement, which threshold decreases to 40% following meeting certain conditions, and
(ii) commencing April 1, 2029, to achieve trailing three-month net product revenue of at least 50% of the net product revenue set forth in the Company’s board-approved projections.

The K2 Loan Agreement contains customary events of default, including payment defaults, insolvency events and a material adverse effect on the Borrowers' business, operations, properties, assets or condition (financial or otherwise). The Lenders may elect at any time following the closing date and prior to the repayment in full of the Term Loans to convert any portion of the principal amount of the Term Loans then outstanding, up to an aggregate of $15.0 million in principal amount, into shares of the Company's common stock at a conversion price of $3.2341 per share (subject to proportionate adjustment for stock splits, stock combinations, stock dividends, recapitalizations and similar events), subject to certain beneficial ownership limitations.

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

Overview
We are a biopharmaceutical company developing and commercializing novel therapeutics for the treatment of rare hematology diseases. We continue to progress our global, pivotal Phase 3 clinical trial (the “4WARD” trial) to evaluate the efficacy, safety, and tolerability of oral, once-daily mavorixafor, with or without stable doses of granulocyte colony-stimulating factor (“G-CSF”) in people with primary chronic neutropenia (congenital, acquired autoimmune, or idiopathic) (“PCN”) who are experiencing recurrent and/or serious infections. Mavorixafor has been granted Fast Track designation for the treatment of PCN, which is defined as periods lasting more than three months persistently or intermittently where there are abnormally low levels of neutrophils circulating in the blood, and may be idiopathic (of unknown origin), cyclic (episodes typically occurring every three weeks), or congenital (of genetic causation). PCN disorders are rare blood conditions similarly characterized by increased risks of infections and cancer due to abnormally low levels of neutrophils in the body. In all cases, the CXCL12/CXCR4 pathway is the key regulator of neutrophil release from the bone marrow.

As part of a complete overhaul of the clinical operating infrastructure, we have transitioned management of the 4WARD trial to a premier Clinical Research Organization (“CRO”) to further strengthen the study execution and support completion of enrollment. In August 2026, we received written responses from the U.S. Food and Drug Administration (“FDA”) to our Type C meeting request seeking alignment on a revised sample size and associated statistical power and the size of the safety database to support a potential supplemental new drug application (“sNDA”) for mavorixafor for the treatment of chronic neutropenia in 4WARD. The FDA stated that, from a statistical perspective, the reduction in sample size for the 4WARD trial from 176 to 126 participants maintains adequate overall power for the co-primary endpoints of the reduction in annualized infection rate and positive absolute neutrophil count response. In addition, the FDA indicated that the proposed safety database appears acceptable to support a potential sNDA, although its adequacy would remain a review issue. We expect to complete enrollment in the 4WARD trial by the end of 2026.

In October 2026, we announced the initiation of a global, Phase 2b clinical trial (the “4STEPS” trial) designed to evaluate whether G-CSF dosage can be safely reduced in patients with PCN after starting doses of mavorixafor while maintaining stable neutrophil counts. The trial is designed to enroll approximately 25 patients, with the first participant expected to be enrolled in the first quarter of 2027 and top-line data expected in the first quarter of 2028.

We currently have one commercially approved product, XOLREMDI® (mavorixafor), which has received accelerated approval in the United States from the FDA for use as an oral, once-daily therapy in patients 12 years of age and older with WHIM (warts, hypogammaglobulinemia, infections, and myelokathexis) syndrome, to increase the number of circulating mature neutrophils and lymphocytes. WHIM syndrome is a rare combined primary immunodeficiency and PCN disorder. We are committed to making XOLREMDI available to patients in need in the U.S. while maintaining our focus on our long-term strategy to successfully complete the 4WARD trial in patients with moderate and severe PCN.

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

Results of Operations
The following table summarizes the results of our operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change

Revenue	$2.9	$1.8	$1.1	$14.4	$32.5	$(18.1)
Costs and operating expenses:
Cost of revenue	0.5	0.4	0.1	2.7	5.4	(2.7)
Research and development	13.3	17.3	(4.0)	43.9	54.2	(10.3)
General and administrative	9.1	11.6	(2.5)	24.5	36.1	(11.6)
Total operating expenses	22.9	29.3	(6.4)	71.1	95.7	(24.6)
Loss from operations	(20.0)	(27.5)	7.5	(56.7)	(63.2)	6.5
Total other (expense) income, net	(0.2)	(2.3)	2.1	0.1	8.0	(7.9)
Loss before income taxes	(20.2)	(29.8)	9.6	(56.6)	(55.2)	(1.4)
Provision for income taxes	—	—	—	—	(0.1)	0.1
Net loss	$(20.2)	$(29.8)	$9.6	$(56.6)	$(55.3)	$(1.3)

Revenue
Product Revenue, Net
Net product sales were $2.8 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively, and were $7.6 million and $4.3 million for the nine months ended September 30, 2026 and 2025, respectively. Net product revenue growth over the prior year periods was primarily due to an increase in the number of patients who have been prescribed our drug product. Gross-to-net adjustments were approximately 9% of gross revenues in the three and nine months ended September 30, 2026. Co-pay assistance payments and rebates to U.S. government payors have comprised the majority of our gross-to-net revenue adjustments.

License and Other
During the three months ended September 30, 2026 and September 30, 2025, license and other revenue was primarily comprised of $0.1 million and $0.2 million, respectively, for provision of research and development services under the Norgine Agreement. During the nine months ended September 30, 2026, license and other revenue was comprised of $5.5 million of license revenue associated with the achievement of a regulatory milestone, $0.1 million for the provision of research and development services and $1.2 million for the sale of drug supply to Norgine to support their early-access programs and commercial sales. For the nine months ended September 30, 2025, license and other revenue was primarily comprised of $27.6 million in license revenue in connection with the delivery of a license upon the execution of the Norgine Agreement and $0.7 million for the provision of research and development services thereunder.

Cost of Revenue
Cost of revenue primarily consists of amortization of an intangible asset related to milestone payments associated with our Genzyme license agreement, cost of manufactured drug product sold, and sales-based or sublicense-based royalty payments due under our Genzyme license agreement. Cost of revenue increased $0.1 million in the three months ended September 30, 2026 as compared to the same period in the prior year due to an increase in net product sales and an increase in drug supply sales. Cost of revenue decreased $2.7 million in the nine months ended September 30, 2026, as compared to the same period in the prior year, primarily due to prior year royalties due under our Genzyme license agreement associated with sublicense income from the Norgine Agreement that did not recur in the current period, partially offset by higher intangible amortization and a higher volume of drug product sold in the current period.

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

Substantially all of our research and development has been focused on our one product candidate, mavorixafor (X4P-001), specifically for the PCN indication in the U.S. The following table shows external costs incurred by product candidate (primarily external CRO costs) and unallocated research and development costs, primarily consisting of employee salaries and related expense for our research and development organization.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
(in millions)
Direct research and development expenses by product candidate:
Mavorixafor (X4P-001)	$8.7	$10.3	$(1.6)	$29.6	$28.2	$1.4
Unallocated expense	4.6	7.0	(2.4)	14.3	26.0	(11.7)
Total research and development expenses	$13.3	$17.3	$(4.0)	$43.9	$54.2	$(10.3)

Research and development expenses decreased by $4.0 million and $10.3 million in the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year. The decrease was primarily due to lower compensation and related benefit costs as a result of strategic restructuring actions implemented in the prior year. During the nine months ended September 30, 2026, research and development expenses allocated to mavorixafor, primarily CRO costs, increased to $29.6 million as compared to $28.2 million in the prior year as we continue to advance our 4WARD trial. The increase in the current nine month period was offset by lower unallocated expenses in the current period, primarily due to lower compensation and related benefit costs as a result of lower head count in the research and development organizations relative to the prior year.

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

General and administrative expenses decreased by $2.5 million and $11.6 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year. The decrease for the three month period was primarily due to a reduction in legal and IT costs, partially offset by higher stock-based compensation expense and sales and marketing costs, primarily related to PCN market assessment and preparation activities. The decrease for the nine month period was primarily due to a significant reduction in sales and marketing expenses related to our approved drug product, a reduction in outside legal expenses, and reductions in compensation costs due to lower headcount in general and administrative functions.

Other (Expense) Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
(in millions)
Interest income	$1.8	$0.9	$0.9	$5.9	$2.6	$3.3
Interest expense	(2.2)	(2.3)	0.1	(6.5)	(6.7)	0.2
Change in fair value of Class C warrant liability	0.3	(0.7)	1.0	0.9	12.8	(11.9)
Other income, net	(0.1)	(0.2)	0.1	(0.2)	(0.7)	0.5
Total other (expense) income, net	$(0.2)	$(2.3)	$2.1	$0.1	$8.0	$(7.9)

Other expense, net, decreased approximately $2.1 million in the three months ended September 30, 2026 compared to the same period in the prior year primarily due to the higher interest income on our marketable security investment portfolio and higher gains in the current period on fair value adjustments related to our Class C warrants. Other income, net, decreased approximately $7.9 million in the nine months ended September 30, 2026 compared to the same period in the prior year primarily due to lower gains in the current period on fair value adjustments related to our Class C warrants, partially offset by higher interest income on our marketable security investment portfolio.

Liquidity and Capital Resources
Sources of Liquidity
To date, we have funded our operations primarily with proceeds from sales of common stock, warrants and pre-funded warrants for the purchase of our preferred stock and our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

Public and Private Equity Offerings. Over the past several years, we have funded our operations from sales of common stock, warrants and pre-funded warrants through both public offerings and private placements. For example, most recently in October 2025, we completed an underwritten public offering of approximately 52.8 million shares of our common stock and pre-funded warrants to purchase up to 700,000 shares of our common stock for net proceeds of $145.6 million, after underwriting discounts and offering expenses (the “October 2025 Offering”).

ATM Sales Agreement. On May 6, 2026, we entered into an Open Market Sale AgreementSM (“ATM”), under which we may sell up to $75.0 million of our common shares through an investment bank. Through November 4, 2026, there have been no sales of our common stock under the ATM. We terminated our previous ATM agreement on March 30, 2026.

Hercules Loan Agreement. We were a party to a loan and security agreement (the “Hercules Loan Agreement”), which provided for a term loan facility of up to $107.5 million, under which we had borrowed an aggregate of $75.0 million of term loans to date, representing the maximum borrowings as of September 30, 2026. See Note 11 to our Annual Report on Form 10-K as filed with the SEC on March 17, 2026 for a full description of our Hercules Loan Agreement. In October 2026, we refinanced and retired the Hercules Loan Agreement by entering into a new loan agreement (the “K2 Loan Agreement”), which provides up to $150.0 million of term loan capacity and matures in October 2030. The K2 Loan Agreement requires interest-only payments through October 1, 2029, and principal and interest payments thereafter for 13 months. The interest-only period is extended if we meet certain operational milestones. See Note 16 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the K2 Loan Agreement.

K2 Loan Agreement. The first tranche term loan of $80.0 million was funded at the closing on October 7, 2026, and we used substantially all of the proceeds to repay in full all outstanding obligations under the Hercules Loan Agreement. The total payoff amount was approximately $78.7 million, consisting of $75.0 million of outstanding principal, accrued and unpaid interest, the end of term charge, the prepayment charge and related fees and expenses. The K2 Loan Agreement requires that we meet certain operational and financial covenants, including a minimum liquidity covenant commencing October 1, 2027, and a minimum net product revenue covenant commencing April 1, 2029, each as described in Note 16.

Historical Cash Flows
The following table summarizes our cash flow activities for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Net loss	$(56.6)	$(55.3)
Adjustments to reconcile net loss to net cash used in operating activities	11.4	(6.7)
Changes in operating assets and liabilities	(15.4)	(8.1)
Net cash used in operating activities	(60.6)	(70.1)
Net cash provided by (used in) investing activities	29.3	(8.7)
Net cash provided by financing activities	—	92.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	0.2
Net (decrease) increase in cash, cash equivalents and restricted cash	(31.4)	13.9
Cash, cash equivalents and restricted cash, beginning of period	217.9	56.5
Cash, cash equivalents and restricted cash, end of period	$186.5	$70.4

Operating Activities
During the nine months ended September 30, 2026, net cash used in operating activities was $60.6 million, primarily resulting from our net losses of $56.6 million adjusted for non-cash items of $11.4 million, primarily consisting of stock-based compensation, and changes in operating assets and liabilities of $15.4 million, primarily due to increases in accounts receivable due to increases in revenue, and decreases in accounts payable and accrued expenses due to timing of vendor payments. During the nine months ended September 30, 2025, net cash used in operating activities was $70.1 million, primarily resulting from net losses of $55.3 million adjusted for net non-cash income of $6.7 million, which includes a $12.8 million gain for the adjustment of our Class C warrant liability to fair value. Net cash used in operating activities also includes $8.1 million of changes to operating assets and liabilities primarily related to a reduction in accounts payable and accrued expenses.

Investing Activities
During the nine months ended September 30, 2026, cash provided by investing activities of $29.3 million was primarily due to net maturities and sales of short-term marketable securities. During the nine months ended September 30, 2025, cash used in investing activities of $8.7 million primarily included net purchase of short-term marketable securities.

Financing Activities
During the nine months ended September 30, 2026, cash flows from financing activities were not significant. During the nine months ended September 30, 2025, cash provided by financing activities of $92.5 million was primarily due to sales of our common stock and pre-funded warrants in our August 2025 private placement, sales of our common stock through our ATM program and a common stock purchase agreement.
Capital Resources
Based on our cash, cash equivalents and marketable securities on hand as of November 4, 2026 and our current operating plan, we believe that our cash, cash equivalents and marketable securities will allow us to fund our operations and debt obligations for at least the next 12 months.

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

During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies as reported for the year ended December 31, 2025 as part of our Annual Report on Form 10-K. See Note 1 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q under the heading Recently Issued Accounting Standards Not Yet Adopted for new accounting pronouncements or changes to the accounting pronouncements during the nine months ended September 30, 2026.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026, and has concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

Our business is subject to various risks, including those described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. The risk factors set forth below should be read together with the risk factors described in our Annual Report on Form 10-K.

Risks Related to the Marketing and Commercialization of Our Product Candidates

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
•failure to demonstrate the safety and efficacy of mavorixafor or any other product candidate for its proposed indications and that any clinical and other benefits of mavorixafor or any other product candidate outweigh its safety risks;
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

For example, in August 2026, we received written responses from the FDA to our Type C meeting request regarding a reduction in the planned sample size of our Phase 3 4WARD trial of mavorixafor in chronic neutropenia from 176 to 126 participants. The FDA stated that, from a statistical perspective, the reduced sample size maintains adequate overall power for the trial’s co-primary endpoints. The FDA also requested that we provide detailed information, including our assumptions and supporting justification, to show that the reduced sample size maintains adequate power for all key secondary endpoints. In addition, the FDA stated that our proposed safety database appears acceptable to support an sNDA but that its adequacy remains a review issue. We intend to provide the requested information to the FDA. Even if the 4WARD trial meets its co-primary endpoints, it may not achieve statistical significance on one or more of its key secondary endpoints.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our term loan contains restrictions that limit our flexibility in operating our business.

Our K2 Loan Agreement is secured by a lien on substantially all of our assets, excluding intellectual property. This loan contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•dispose of assets;
•change our business, management, ownership or business locations;
•merge or consolidate;
•incur indebtedness;
•grant liens;
•pay dividends or make other distributions or repurchase equity;
•make investments and acquisitions;
•enter into exclusive licenses; or
•enter into transactions with affiliates

The K2 Loan Agreement also requires that (i) commencing October 1, 2027, at all times when our market capitalization is less than $800.0 million, we maintain unrestricted cash and cash equivalents of at least 75% of the total outstanding obligations under the K2 Loan Agreement, which threshold decreases to 40% following meeting certain conditions, and (ii) commencing April 1, 2029, we achieve trailing three-month net product revenue of at least 50% of the net product revenue set forth in our board-approved projections, and also subjects us to certain operational covenants.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

		Incorporated by Reference to:
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended, as of September 1, 2022.	8-K	3.1	09/01/2022	001-38295

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of X4 Pharmaceuticals, Inc.	8-K	3.1	04/24/2025	001-38295

3.3	Amended and Restated By-laws of the Company	8-K	3.2	11/20/2017	001-38295

4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2019	001-38295

10.1@	Second Amended and Restated 2017 Equity Incentive Plan	8-K	10.1	5/12/2026	001-38295

10.2*	Loan and Security Agreement, dated October 7, 2026, by and among X4 Pharmaceuticals, Inc., X4 Therapeutics, Inc. and K2 HealthVentures LLC.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

X4 PHARMACEUTICALS, INC.
Date: November 4, 2026	By:	/s/ Adam R. Craig
Adam R. Craig, M.D., Ph.D., M.B.A. Executive Chairman (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ David Kirske
David Kirske Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)